Form 10QSB
period 1995-03-31
PANHANDLE ROYALTY CO
filed 1995-05-11
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(  X  )   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended           March 31, 1995
                    -------------------------------------------

(     )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                    to
                               ------------------    ---------------------

Commission File Number                 0-9116
                       ---------------------------------------------------------

                          PANHANDLE ROYALTY COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               OKLAHOMA                                 73-1055775
- --------------------------------------    --------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


    Grand Centre Suite 210, 5400 NW Grand Blvd., Okla. City, Oklahoma 73112
- --------------------------------------------------------------------------------
                 (Address of principal executive offices)

Registrant's telephone number including area code  (405) 948-1560
                                                  ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                               x   Yes         No
                                              ---          ---

Outstanding shares of Class A Common stock (voting) at May 4, 1995:
  671,697

                                     INDEX





                                                                        Page
Part I.          Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets -
                 March 31, 1995 (unaudited) and
                 September 30, 1994..................................    1

                 Condensed Consolidated Statements of Income -
                 Three months and six months ended
                 March 31, 1995 and 1994 (unaudited).................    2

                 Condensed Consolidated Statements of Cash Flows -
                 Six months ended March 31, 1995 and 1994
                 (unaudited).........................................    3

                 Notes to Condensed Consolidated Financial
                 Statements..........................................    4

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations.................    4

Part II.         Other Information

Item 4.          Submission of matters to a vote of security
                 holders.............................................    7

Item 6.          Exhibits and reports on Form 8-K....................    7

                         PART I.  FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 1995 is unaudited)




                                                                                         March 31,           September 30,
     ASSETS                                                                                1995                   1994
     ------                                                                            ------------          ------------
Current Assets:
     Cash and cash equivalents                                                       $      749,803          $ 1,099,668
     Oil and gas sales and other receivables                                                381,734              423,006
     Prepaid expenses                                                                         7,822                3,463
                                                                                     --------------          -----------

                 Total current assets                                                     1,139,359            1,526,137

Properties and equipment, at cost, based
   on successful efforts accounting                                                      18,110,835           17,502,928

        Less accumulated depreciation,
           depletion and amortization                                                    11,968,833           11,627,946
                                                                                     --------------          -----------

                 Net properties and equipment                                             6,142,002            5,874,982

Other assets                                                                                 87,163               62,163
                                                                                     --------------          -----------
                                                                                     $    7,368,524          $ 7,463,282
                                                                                     ==============          ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable and accrued
        liabilities                                                                  $      167,339          $   123,568
     Dividends payable                                                                       61,596               59,012
     Income taxes payable                                                                    25,463               68,449
     Deferred income taxes                                                                  149,000              149,000
                                                                                     --------------          -----------

                 Total current liabilities                                                  403,398              400,029

Deferred income taxes                                                                       625,000              625,000

Stockholders' equity
     Class A voting common stock, $.10 par
                 value; 1,000,000 shares authorized,
                 676,399 issued and outstanding at
                 March 31,1995 and 678,136 at
                 September 30, 1994                                                          67,640               67,814
     Capital in excess of par value                                                         345,045              370,904
     Retained earnings                                                                    5,927,441            5,999,535
                                                                                     --------------          -----------

                 Total stockholders' equity                                               6,340,126            6,438,253
                                                                                     --------------          -----------

                                                                                     $    7,368,524          $ 7,463,282
                                                                                     ==============          ===========



                            (See accompanying notes)


                                      (1)

                           PANHANDLE ROYALTY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                             Three Months Ended Mar 31,          Six Months Ended Mar 31,
                                                       ---------------------------------     ------------------------------
                                                           1995               1994               1995             1994
                                                       ------------      --------------      ------------      ------------
Revenues:
     Oil and gas sales                                 $    687,442         $   993,673       $ 1,363,642    $ 1,914,560
     Lease bonuses and rentals                               (2,327)              9,847             8,012         23,609
     Interest                                                13,868               3,789            26,160          8,255
     Other                                                    6,698                 477             7,081          3,824
                                                       ------------         -----------       -----------    -----------
                                                            705,681           1,007,786         1,404,895      1,950,248

Costs and expenses:
     Lease operating expenses,
        production taxes and
        seismic costs                                       157,381             171,896           305,450        362,917
     Dry hole costs                                         163,055              15,678           192,531         54,428
     Depreciation, depletion
        and amortization                                    184,519             311,710           344,587        542,040
     General & administrative                               184,523             184,465           429,682        430,814
                                                        ------------        -----------       -----------    -----------
                                                            689,478             683,749         1,272,250      1,390,199
                                                        ------------        -----------       -----------    -----------


Income before provision
     for income taxes and the
     cumulative effect of
     accounting change                                       16,203             324,037           132,645        560,049

Provision for income taxes                                       --              24,987              --           34,187
                                                        ------------        -----------       -----------    -----------

Income before the cumulative
     effect of accounting change                             16,203             299,050           132,645        525,862

Less cumulative effect on
     prior years of change in
     method of accounting for
     income taxes                                                --                 --                --          37,000
                                                        ------------        -----------       -----------    -----------

Net Income                                              $     16,203        $   299,050       $   132,645    $   488,862
                                                        ============        ===========       ===========    ===========

Per share of
     common stock:

     Income before the
     cumulative effect of
     accounting change                                  $        .02        $       .44       $       .20    $       .78

     Less cumulative effect
     of accounting change                               $        --         $       --        $       --     $       .06
                                                        ------------        -----------       -----------    -----------

Net income per share                                    $        .02        $       .44       $       .20    $       .72
                                                        ============        ===========       ===========    ===========

Dividends declared per share
     of common stock                                    $        .15        $      .125       $       .30    $       .25
                                                        ============        ===========       ===========    ===========

Weighted average
     shares outstanding                                      677,424            674,654           677,702        674,710
                                                        ============        ===========       ===========    ===========

                            (See accompanying notes)
                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                        Six-Months ended March 31,
                                                                                      ------------------------------
                                                                                          1995              1994
                                                                                      -----------        -----------
Cash flows from operating activities:

     Net income                                                                       $  132,645        $   488,862
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation, depletion and amortization                                      344,587            542,040
           Cash provided (used) by changes in assets
              and liabilities:
                Oil and gas sales and other receivables                                   41,272         (   65,099)
                Prepaid expenses and other assets                                     (   29,359)        (   27,533)
                Income taxes payable                                                  (   42,986)        (  108,906)
                Accounts payable, accrued
                  liabilities and dividends payable                                       46,355         (   35,875)
                Cumulative effect on prior years
                  of change in method of
                  accounting for income taxes                                                 --             37,000
                                                                                      ----------         -----------
                Total adjustments                                                        359,869            341,627
                                                                                      ----------         -----------

                Net cash provided by operating activities                                492,514            830,489


Cash flows from investing activities:
     Purchases of and development of
        properties and equipment                                                      (  611,607)        (  576,752)
                                                                                      ----------         -----------
           Net cash used in investing
             activities                                                               (  611,607)        (  576,752)


Cash flows from financing activities:
     Acquisition of the Company's common stock                                        (   26,033)        (    7,815)
     Payment of dividends                                                             (  204,739)        (  168,676)
                                                                                      ----------         -----------
        Net cash used in financing activities                                         (  230,772)        (  176,491)
                                                                                      ----------         -----------
     Increase (decrease) in cash and cash equivalents                                 (  349,865)            77,246
     Cash and cash equivalents at beginning of period                                  1,099,668            550,830
                                                                                      ----------         -----------
     Cash and cash equivalents at end of period                                       $  749,803         $  628,076
                                                                                      ==========         ===========



                            (See accompanying notes)





                                      (3)

                           PANHANDLE ROYALTY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. The consolidated results presented for the three-month and six-month periods ended March 31, 1995 and 1994 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. During the first quarter of fiscal 1994 the Company adopted FASB Statement No. 109 "Accounting for Income Taxes". The effect of adopting Statement 109 was to decrease first quarter 1994 earnings by $37,000 or $.06 per share, and increase the deferred income tax liability. As permitted under the new rules, prior years' financial statements have not been restated. The Company continues to utilize tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. Earnings per share of common stock are computed using the weighted average number of shares outstanding during the period.

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 1997. Currently, the Company has not borrowed funds under the facility.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, working capital was $735,961 as compared to $1,126,108 at September 30, 1994. Cash and cash equivalents were $749,803 at March 31, 1995 as compared to $1,099,668 at September 30, 1994. The Company continued to invest its cash flow, and a portion of its cash reserves, in the development of its oil and gas properties and in purchasing additional mineral acreage.

     Cash provided by operating activities was $492,514 for the six months ended March 31, 1995 as compared to $830,489 for the six months ended March 31, 1994. The decrease in cash provided by operating activities was due to decreased oil and gas sales revenues and the resulting decrease in net income for the 1995 six months as compared to the 1994 six months. Oil and gas revenues decreased as a result of lower oil and gas sales volumes, and a decreased sales price for natural gas.

     Expenditures for the purchase and/or development of oil and gas properties amounted to $611,607 in the 1995 six months as compared to $576,752 in the 1994 six months. The Company continued to be active in the drilling of wells and purchasing of fee mineral acreage. Increased spending on oil and gas activities was principally the result of an increased amount spent for fee mineral acreage purchases, somewhat offset by decreased spending on drilling and equipment costs of wells in the 1995 period as compared to the 1994 period. Management anticipates drilling costs will slightly increase for the remainder of 1995, as compared to the first six months, and that mineral acreage purchases will decline.


                                      (4)

     Expected capital costs for the remainder of fiscal 1995, including drilling and equipment costs for wells and fee mineral acreage purchases, will be funded from expected cash flow and available cash reserves. The Company does not anticipate incurring debt for the above expenditures. Should a large acquisition opportunity arise a $2,500,000 line of credit is available. Commitments for proposed and ongoing well drilling and equipment costs at March 31, 1995 were approximately $616,000. The majority of these costs will be paid in the next six to nine months. However, additional drilling commitments are anticipated during the next six months as new wells are proposed.

     Management expects natural gas prices to remain depressed for at least the remainder of fiscal 1995. As a result of these low gas prices the Company and well operators have periodically "shut in" gas production on certain of its wells when gas sales prices for those specific wells are deemed inadequate. In addition to the low prices the resulting reduced volumes of gas and condensate
(oil) production which normally accompanies the gas have impacted revenues and cash flow. This "shut in" gas will be available for sale at a later date when prices are deemed adequate. Low natural gas sales prices will continue to have a negative impact on cash flow and cash available, however, the Company has adequate cash reserves should cash flow not be sufficient to fund capital expenditures and operating costs for the remainder of 1995.

     RESULTS OF OPERATIONS

     Total revenues decreased for both the three-month and six-month periods ended March 31, 1995 as compared to the comparable periods in 1994. Oil and gas sales revenues decreased $306,231 or 31% for the three-month period and $550,918 or 29% for the six-month period. The decreases are the result of lower sales volumes for both natural gas and oil, a lower average sales price for natural gas and somewhat offset by an increased average sales price for oil.

                                                   BARRELS         AVERAGE          MCF           AVG
                                                   SOLD             PRICE           SOLD          PRICE
                                                   -------         -------          ------        -----
Three months ended 03/31/95                        15,649          $17.00           275,226       $1.54
Three months ended 03/31/94                        22,570          $13.97           329,690       $2.01
Six months ended 03/31/95                          29,840          $16.84           591,064       $1.46
Six months ended 03/31/94                          36,703          $15.03           680,261       $1.98

     As can be seen from the chart the decrease in oil and gas revenues was caused by both volume and price decreases. Gas volume decreases are principally the result of the Company or well operators "shutting in" or not producing certain gas wells due to low gas sales prices. Oil volume decreases in the 1995 periods are the result of the 1994 periods experiencing initial flush production volumes from several oil wells in New Mexico. These wells' oil production volumes have now leveled off to lower, sustainable levels. As the majority of the Company's revenues (63%) are derived from natural gas sales and as gas prices are expected to remain depressed for the remainder of fiscal 1995, management expects fiscal 1995 revenues will be lower than 1994 levels.

     Costs and expenses increased $5,729 in the 1995 quarter as compared to the 1994 quarter and decreased $117,949 in the 1995 six-month period as compared to the 1994 six-month period. The only expenses changing significantly during either the three-month or six-month periods were depreciation, depletion and



                                      (5)
amortization (DD&A) and dry hole costs. As the Company computes DD&A on the units of production method, D&A was reduced by the lower production volumes experienced in fiscal 1995. In addition, several marginal producing wells' DD&A rates were increased in the 1994 periods, thus increasing 1994 DD&A expense. 1995 three-month period dry hole costs were significantly increased, as compared to the 1994 period, as the Company participated in the drilling of more wells which resulted in dry holes. Two of these wells resulted in costs of approximately $149,000 being charged to dry hole costs in the three-month period ended March 31, 1995. Lease operating expenses, production taxes and seismic costs were somewhat lower for both the three-month period and six-month period of 1995 as compared to the 1994 periods. Production taxes are lower as they are calculated as a percentage of oil and gas sales revenues, and as discussed above oil and gas revenues are lower in the 1995 periods which reduced production taxes paid. In addition, seismic costs were approximately $32,000 less in the 1995 six-month period as compared to the 1994 six-month period.

     The provision for income taxes in 1995 continues to be favorably affected by tax credits available for the production of "tight gas sands" gas production. These credits coupled with reduced earnings resulted in no provision for income taxes for the first six months of 1995. The Company adopted FASB Statement No. 109 "Accounting for Income Taxes" in the first quarter of 1994. The implementation resulted in a one-time cumulative effect charge to current earnings of $37,000.

     Net income and net income per share both decreased for the three-month and six-month periods in 1995 as compared to 1994. As discussed above, the decreases are the result of decreased oil and gas sales revenues in each period of 1995 as compared to 1994 and increased dry hole costs in the 1995 three-month period. These higher costs were somewhat offset by decreased DD&A expenses. Management does not anticipate a dramatic turnaround in natural gas sales prices during the remainder of fiscal 1995, thus the negative impact on net income from reduced gas sales volumes and gas sales prices is expected to continue through the remainder of fiscal 1995.





                                      (6)

PART II.  OTHER INFORMATION


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The annual meeting of shareholders was held on February 24, 1995.

              (b) Two directors were elected at the meeting. Also, ratification of the selection of Ernst & Young LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:


                                                                          VOTES
                                                           -------------------------------------------
                                                             For             Against          Withheld
                                                            -----            -------          --------
                       Directors
                       ---------
                          Dean Brown                         868                                 21
                          Michael A. Cawley                  861                                 28

                       Auditors
                       --------
                          Ernst & Young LLP                  862                 6               21


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits - Exhibit 27 -- Financial Data Schedule.

              (b) There were no reports on FORM 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PANHANDLE ROYALTY COMPANY

  May 12, 1995                                /s/ H W Peace II
- -----------------                         ----------------------------------
Date                                      H. W. Peace II, President

  May 12, 1995                               /s/ Michael C. Coffman
- -----------------                         ----------------------------------
Date                                      Michael C. Coffman, Vice President,
                                          Secretary and Treasurer





                                      (7)

                               INDEX TO EXHIBITS


Exhibit               Description
- -------               -----------
  27            Financial Data Schedule