Form 10QSB
period 1995-06-30
PANHANDLE ROYALTY CO
filed 1995-08-11
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(  X  )  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the period ended June 30, 1995

(     )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ________________ to _____________________


Commission File Number   0-9116

                          PANHANDLE ROYALTY COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OKLAHOMA                                    73-1055775
 -------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


   Grand Centre Suite 210, 5400 NW Grand Blvd., Okla. City, Oklahoma 73112
   -----------------------------------------------------------------------
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


                              x   Yes          No
                            -----        -----

Outstanding shares of Class A Common stock (voting) at August 4, 1995: 671,697

                                     INDEX

                                                                    Page
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1995 (unaudited) and
         September 30, 1994..................................       1

         Condensed Consolidated Statements of Income -
         Three months and nine months ended
         June 30, 1995 and 1994 (unaudited)..................       2

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended June 30, 1995 and 1994
         (unaudited).........................................       3

         Notes to Condensed Consolidated Financial
         Statements..........................................       4

Item 2.  Management's discussion and analysis of financial
         condition and results of operations.................       4

Part II. Other Information

Item 6.  Exhibits and reports on Form 8-K....................       6

                         PART I.  FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at June 30, 1995 is unaudited)




                                                      June 30,            September 30,
                                                        1995                   1994
                                                   -------------          -------------
     ASSETS
     ------
Current Assets:
     Cash and cash equivalents                     $     481,813          $   1,099,668
     Oil and gas sales and other receivables             463,486                423,006
     Prepaid expenses                                      5,664                  3,463
                                                   -------------          -------------

          Total current assets                           950,963              1,526,137

Properties and equipment, at cost, based
   on successful efforts accounting                   18,580,660             17,502,928

   Less accumulated depreciation,
     depletion and amortization                       12,120,076             11,627,946
                                                   -------------          -------------
                 Net properties and equipment          6,460,584              5,874,982

Other assets                                             107,716                 62,163
                                                   -------------          -------------
                                                   $   7,519,263          $   7,463,282
                                                   =============          =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
     Accounts payable and accrued
       liabilities                                 $     166,146          $     123,568
     Dividends payable                                    62,088                 59,012
     Income taxes payable                                   --                   68,449
     Deferred income taxes                               149,000                149,000
                                                   -------------          -------------
                 Total current liabilities               377,234                400,029

Deferred income taxes                                    625,000                625,000

Stockholders' equity:
       Class A voting common stock, $.10 par
       value; 1,000,000 shares authorized,
       676,169 issued and outstanding at
       June 30, 1995 and 678,136 at
       September 30, 1994                                 67,617                 67,814

     Capital in excess of par value                      341,623                370,904
     Retained earnings                                 6,107,789              5,999,535
                                                   -------------          -------------
                 Total stockholders' equity            6,517,029              6,438,253
                                                   -------------          -------------
                                                   $   7,519,263          $   7,463,282
                                                   =============          =============



                            (See accompanying notes)


                                      (1)

                           PANHANDLE ROYALTY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                     Three Months Ended June 30,          Nine Months Ended June 30,
                                                   ------------------------------      --------------------------------
                                                      1995              1994               1995               1994
                                                   -----------      -------------      -------------       ------------
Revenues:
     Oil and gas sales                             $   830,546      $   1,089,790      $   2,194,188       $  3,004,350
     Lease bonuses and rentals                             389             12,269              8,401             35,879
     Interest                                           12,510              5,800             38,670             14,055
     Other                                                 306                 81              7,387              3,905
                                                   -----------      -------------      -------------       ------------
                                                       843,751          1,107,940          2,248,646          3,058,189

Costs and expenses:
     Lease operating expenses,
       production taxes and
       seismic costs                                   184,037            200,360            489,487            563,277
     Dry hole costs                                     54,615             19,785            247,146             74,214
     Depreciation, depletion
       and amortization                                154,003            265,341            498,590            807,381
     General & administrative                          169,263            170,124            598,945            600,938
                                                   -----------      -------------      -------------       ------------
                                                       561,918            655,610          1,834,168          2,045,810
                                                   -----------      -------------      -------------       ------------
Income before provision
  for income taxes and the
  cumulative effect of
  accounting change                                    281,833            452,330            414,478          1,012,379

Provision for income taxes                                 --              72,000                --             106,187
                                                   -----------      -------------      -------------       ------------
Income before the cumulative
  effect of accounting change                          281,833            380,330            414,478            906,192

Less cumulative effect on
     prior years of change in
     method of accounting for
     income taxes                                          --                 --                 --              37,000
                                                   -----------      -------------      -------------       ------------
Net Income                                         $   281,833      $     380,330      $     414,478       $    869,192
                                                   ===========      =============      =============       ============
Per share of
     common stock:

     Income before the
     cumulative effect of
     accounting change                             $       .42      $         .56      $         .61       $       1.34

     Less cumulative effect
     of accounting change                          $        -       $         --       $         --        $        .05
                                                   ===========      =============      =============       ============
Net income per share                               $       .42      $         .56      $         .61       $       1.29
                                                   ===========      =============      =============       ============
Dividends declared per share
     of common stock                               $       .15      $        .125      $         .45       $       .375
                                                   ===========      =============      =============       ============
Weighted average
     shares outstanding                                676,196            674,614            677,164            674,678
                                                   ===========      =============      =============       ============

                            (See accompanying notes)


                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                       Nine-Months ended June 30,
                                                                    --------------------------------
                                                                       1995                 1994
                                                                    ----------          ------------
Cash flows from operating activities:

     Net income                                                     $  414,478          $    869,192
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion and amortization                      498,590               807,381
         Cash provided (used) by changes in assets
            and liabilities:
              Oil and gas sales and other receivables                  (40,480)              (63,882)
              Prepaid expenses and other assets                        (47,754)              (19,655)
              Income taxes payable                                     (68,449)             (108,906)
              Accounts payable, accrued
                liabilities and dividends payable                       45,654                (8,703)
              Cumulative effect on prior years
                of change in method of
                      accounting for income taxes                          --                 37,000
                                                                    ----------          ------------
                     Total adjustments                                 387,561               643,235
                                                                    ----------          ------------
              Net cash provided by operating activities                802,039             1,512,427

Cash flows from investing activities:
     Purchases of and development of
       properties and equipment                                     (1,084,192)             (794,320)
                                                                    ----------          ------------
         Net cash used in investing
           activities                                               (1,084,192)             (794,320)

Cash flows from financing activities:
     Acquisition of the Company's common stock                         (29,478)               (7,815)
     Payment of dividends                                             (306,224)             (259,705)
                                                                    ----------          ------------
         Net cash used in financing activities                        (335,702)             (267,520)
                                                                    ----------          ------------
     Increase (decrease) in cash and cash equivalents                 (617,855)              450,587
     Cash and cash equivalents at beginning of period                1,099,668               550,830
                                                                    ----------          ------------
     Cash and cash equivalents at end of period                     $  481,813          $  1,001,417
                                                                    ==========          ============



                            (See accompanying notes)


                                      (3)

                           PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the three-month and nine-month periods ended June 30, 1995 and 1994 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. During the first quarter of fiscal 1994 the Company adopted FASB Statement No. 109 "Accounting for Income Taxes". The effect of adopting Statement 109 was to decrease first quarter 1994 earnings by $37,000 and increase the deferred income tax liability. As permitted under the new rules, prior years' financial statements have not been restated. The Company continues to utilize tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. Earnings per share of common stock are computed using the weighted average number of shares outstanding during the period.

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 1998. Currently, the Company has not borrowed funds under the facility.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCE

         At June 30, 1995, working capital was $573,729 as compared to $1,126,108 at September 30, 1994. Cash and cash equivalents were $481,813 as compared to $1,099,668 at September 30, 1994. The decrease in working capital and cash and cash equivalents is principally the result of two factors. One, oil and gas revenues are substantially lower thus far in fiscal 1995 as compared to fiscal 1994 and, two, expenditures for purchases and development of oil and gas properties and equipment have substantially increased.

         Cash flow from operating activities in fiscal 1995 was $802,039 for the 1995 nine months as compared to $1,512,427 for the 1994 nine months. The decreased cash flow is the result of decreased oil and gas sales revenues.

         Expenditures for the purchase and/or development of oil and gas properties amounted to $1,084,192 in the 1995 nine-month period as compared to $794,320 in the 1994 nine-month period. This increase of $289,872 was attributable to increased amounts spent on drilling and equipping new wells and purchasing additional fee mineral acreage. In addition to the above amounts $247,146 was spent drilling wells that were not economic producers in fiscal 1995 as compared to $74,214 in the 1994 period. All these expenditures were funded from cash flow and existing cash reserves. Management anticipates drilling costs will continue at approximately this same relative level in the fourth quarter of fiscal 1995, however expenditures for mineral acreage purchases are expected to be substantially reduced.


                                      (4)

         Capital costs for the remainder of fiscal 1995, including drilling and equipment costs for wells and fee mineral acreage purchases, if any, will be funded from expected cash flow and available cash reserves. Should a large mineral acquisition be consummated, the Company would access its $2,500,000 line of credit to fund the purchase. Commitments for proposed and ongoing well drilling and equipment costs at June 30, 1995 were approximately $601,000. The majority of these costs will be paid over the next three to six months. During this same time period, additional drilling commitments are anticipated as new wells are proposed.

         Management expects natural gas prices to remain depressed for the remainder of fiscal 1995 and into fiscal 1996. These low gas prices will reduce cash flow. In addition some producing well operators have selectively "shut in" gas production on certain wells due to the low gas prices. This "shut in" gas will be sold when gas prices are higher, however cash flow will be affected while the wells are "shut in". Thus, management expects cash flow for the remainder of fiscal 1995 to remain depressed, however the Company has adequate cash reserves should cash flow not be sufficient to fund anticipated capital expenditures and operating costs.


         RESULTS OF OPERATION

         Total revenues decreased for both the three-month and nine-month periods ended June 30, 1995 as compared to the same periods in 1994. Oil and gas sales revenues decreased $810,162 or 27% for the nine-month period and $259,244 or 24% for the three-month period. The decreases are mainly a result of lower sales volumes and lower sales prices for natural gas in both 1995 periods, as compared to the same periods in fiscal 1994.

                                                              PRODUCTION
                                        -----------------------------------------------------
                                                 OIL                             GAS
                                        ----------------------          ---------------------
                                         TOTAL         AVERAGE             TOTAL      AVERAGE
                                        BARRELS         PRICE               MCF        PRICE
                                        -------        -------          ----------    -------
Nine months ended 06/30/95              53,719          $17.47             872,580     $1.44
Nine months ended 06/30/94              61,566          $15.80           1,032,859     $1.96
Three months ended 06/30/95             23,879          $18.25             281,211     $1.42
Three months ended 06/30/94             24,863          $16.92             352,598     $1.93

         The sales price and production volume decreases combined to reduce gas sales revenues 37% for the 1995 nine- month period and 41% for the 1995 three-month period as compared to the 1994 periods. Oil sales revenues were basically flat as the average sales price per barrel increase in the 1995 periods made up for the production decreases of the 1995 periods. The Company expects oil and gas sales revenues to remain relatively flat for the remainder of fiscal 1995 and to increase moderately as the winter heating season increases gas sales prices and volumes.

         Costs and expenses decreased for both the three-month and nine-month periods ended June 30, 1995 as compared to the same 1994 periods. The decreases amounted to $93,692 for the three-month period and $211,642 for the nine-month period. Individual cost and expense items changing significantly were dry hole costs and depreciation, depletion and amortization (DD&A). Dry hole costs increased both in the three-month and nine-month periods of 1995 as compared to the same periods in 1994.

                                      (5)

The Company has participated in the drilling of more exploratory wells in 1995, and one well drilled in the second quarter of 1995 accounts for over $100,000 of the total dry hole costs for the nine-months. As the Company continues to be more aggressive drilling exploratory wells the chances of incurring dry hole costs have increased. There is no way to accurately predict dry hole costs, however, as the Company will continue to aggressively participate in exploratory wells, along with development wells, it is expected that dry hole costs will continue at an increased level, as compared to recent years. DD&A expense decreased in each 1995 period as compared to the corresponding 1994 periods. The company computes DD&A on the units of production method, thus the lower production volumes in 1995 have reduced DD&A expense. In addition, several marginal producing wells DD&A rates were increased in the 1994 periods due to anticipated reserve volume reductions. Lease operating expenses, production taxes and seismic costs were also lower in the 1995 periods as compared to the 1994 periods. Production taxes are calculated as a percentage of oil and gas sales revenues, and as discussed above oil and gas revenues are lower in the 1995 periods, which reduced production taxes paid.

The provision for income taxes in 1995 continues to be favorably affected by tax credits, available for the production of "tight gas sands" gas production. These credits coupled with reduced earnings resulted in no provision for income taxes for the first nine months of 1995. The company adopted FASB Statement No. 109 "Accounting for Income Taxes" in the first quarter of 1994. The implementation resulted in a one-time cumulative effect charge to current earnings of $37,000.

Net income and net income per share both decreased for the three month and nine month periods in 1995 as compared to the 1994 periods. As discussed above, the decreases are the result of depressed oil and gas sales revenues somewhat offset by lower costs and expenses. Management does not anticipate a dramatic turnaround in natural gas sales prices during the remainder of fiscal 1995, thus the negative impact on net income from reduced gas sales volumes and gas sales prices is expected to continue through the remainder of fiscal 1995.



PART II.         OTHER INFORMATION

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits - Exhibit 27 -- Financial Data Schedule

                 (b) There were no reports on FORM 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            PANHANDLE ROYALTY COMPANY

  August 11, 1995                                           /s/ H W Peace II
- --------------------                                        -------------------------------
Date                                                        H. W. Peace II, President

  August 11, 1995                                           /s/ Michael C. Coffman
- --------------------                                        -------------------------------
Date                                                        Michael C. Coffman, Vice President,
                                                            Secretary and Treasurer


                                      (6)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

27           Financial Data Schedule.
