Form 10KSB
period 1995-09-30
PANHANDLE ROYALTY CO
filed 1995-12-21
CIK 315131

                            Washington, D.C.  20549

                                  FORM 10-KSB


Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1995

Commission File Number:   0-9116

                           PANHANDLE ROYALTY COMPANY
            (Exact name of small business registrant in its charter)

           OKLAHOMA                                     73-1055775
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or ogranization)                     Identification No.)

Grand Centre Suite 210, 5400 NW Grand Blvd., Okla. City, OK  73112
(Address of principal executive offices)                (zip code)

Registrant's telephone number  (405) 948-1560

Securities registered under Section 12(B) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
                   (Title of Class)
             CLASS A COMMON STOCK (VOTING)         .10 par value
                     (Title of Class)
             CLASS B COMMON STOCK (NON-VOTING)   $1.00 par value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X  Yes       No
-----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ X ]

Registrant's revenues for fiscal year-end September 30, 1995, were $3,218,439.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing bid price of registrant's common stock, at December 4, 1995, was $11,214,110. As of December 4, 1995, 675,219
class A common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE ..... NONE

                       T A B L E   O F   C O N T E N T S

PART I                                                                                                        PAGE
------                                                                                                        ----
Item  1.          Description of Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1-4

Item  2.          Description of Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4-10

Item  3.          Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Item  4.          Submission of Matters to a Vote of
                       Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

PART II
-------

Item  5.          Market for Common Equity and
                       Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-11

Item  6.          Management's Discussion and Analysis
                       or Plan of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11-14

Item  7.          Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14-29

Item  8.          Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

PART III
--------

Item  9.          Directors, Executive Officers, Promoters
                       and Control Persons; Compliance with
                       Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . .  30-32

Item 10.          Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32-33

Item 11.          Security Ownership of Certain Beneficial
                       Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33-34

Item 12.          Certain Relationships and Related
                       Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34

Item 13.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34-35

Exhibit 22          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35

Signature Page      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36





                                     ( i )

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

               BUSINESS DEVELOPMENT

               Panhandle Royalty Company ("Panhandle" or the "Company") is an Oklahoma Corporation, organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. Panhandle's authorized and registered stock consisted of 100,000 shares of $1.00 par value class A common stock. In 1982, the Company split the stock on a 10-for-1 basis and reduced the par value to $.10, resulting in 1,000,000 shares of authorized class A common stock. Since its formation, the Company has been involved in the acquisition and management of mineral interests and the exploration for, and development of, oil and gas properties, principally involving wells located on the Company's mineral interests. Panhandle's mineral properties and other oil and gas interests are located primarily in Oklahoma, New Mexico and Texas. Properties are also located in eight other states. The majority of the Company's oil and gas production is from wells located in the Anadarko Basin of western Oklahoma and the Dagger Draw Field in Eddy County, New Mexico. In 1988, the Company merged with New Mexico Osage Royalty Company, thus acquiring most of its New Mexico mineral interests. The Company's offices are located at Grand Centre Suite 210, 5400 N.W. Grand Blvd., Oklahoma City, OK 73112 (405)948-1560, FAX
(405)948-2038.

               BUSINESS OF ISSUER

               The majority of Panhandle's revenues are derived from the production and sale of oil and natural gas. See "Item 7 - Financial Statements". The Company's oil and gas holdings, including its mineral interests and its interests in producing wells, both working interests and royalty interests, are centered in Oklahoma with increasingly more activity, in recent years, in New Mexico and Texas. See "Item 2 - Description of Properties". Exploration and development of the Company's oil and gas properties is conducted in association with operating oil and gas companies, including major and independent companies. The Company does not operate any of its oil and gas properties. Drilling operations have been active the last four years with wells drilled on the Company's mineral properties and on third party drilling prospects. A large percentage of the Company's recent drilling participations have been on properties in which the Company has mineral interests and in many cases already owns an interest in a producing well in the unit. This "increased density" drilling has accounted for a majority of the successful gas wells completed in the last four years and has added significant gas reserves for the Company. The Company has also been actively acquiring additional mineral interest properties the last four years. On November 17, 1995, subsequent to fiscal year-end, the Company acquired a 50% interest in 65,632 net mineral acres from Petrocorp, Incorporated. These mineral interests are primarily located in Oklahoma and Texas and also in eleven other states, and are primarily non-producing properties. Included however, were small royalty interests in approximately 170 producing wells and working interests in 5 producing wells. See "Item 7 - Financial Statements,





                                     (1)

Note 7". Several of the mineral properties purchased the last four years have been in areas where the Company had no mineral holdings, thus expanding the Company's area of interest.

               PRINCIPAL PRODUCTS AND MARKETS

               The Company's principal products are crude oil and natural gas. These products are sold to various purchasers, including pipeline companies, which are generally located in and service the areas where the Company's producing wells are located. The Company does not act as operator for any of the properties in which it owns an interest, thus it relies on the operating expertise of numerous companies that operate in the area where the Company owns mineral interests. This expertise includes drilling operations and completions, producing well operations and, in some cases, the marketing or purchasing of the well's production. Natural gas sales are contracted by either the Company or the well operator and are contracted for various terms with third party gas marketers and pipeline companies. These contract prices are generally adjustable on a monthly basis. Payment for gas sold is received either from the contracted purchasers or the well operator. Crude oil sales are generally handled by the well operator and payment for oil sold is received from the well operator or from the crude oil purchaser.

               COMPETITIVE BUSINESS CONDITIONS

               The oil and gas industry is highly competitive, both in the search for new oil and gas reserves and the marketing of the production from wells. There are many factors affecting Panhandle's competitive position and the market for its products which are beyond its control. Some of these factors are quantity and price of foreign oil imports, changes in prices received for its oil and gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of oil and gas sales. Changes in existing economic conditions and actions taken by OPEC and other oil-producing countries have dramatic influence on the price Panhandle receives for its oil and, to some extent, gas production. The Company relies heavily on companies with greater resources, staff, equipment, research, and experience for operation of wells and the development and drilling of subsurface prospects. The Company uses its strong financial base and its mineral property ownership to then participate in drilling operations with these larger companies. This method allows the Company to effectively compete in drilling operations it could not undertake on its own due to financial and personnel limits and to maintain low overhead costs.

               SOURCES AND AVAILABILITY OF RAW MATERIALS

               The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's mineral properties and these mineral properties may be considered a raw material to its business. The production and sale of oil and natural gas from the Company's oil and gas properties is essential to provide the cash flow necessary to sustain the ongoing viability of the Company. The Company continues to reinvest a large portion of its cash flow in the





                                     (2)
purchase of additional mineral properties to assure the continued availability of acreage with which to participate in exploration, drilling, and development operations and the production and sale of oil and gas. This participation in exploration and production and the purchasing of additional mineral interests will continue to supply the Company with the raw materials with which to generate additional cash flow. The mineral purchases are made from the current owners, and the Company does not rely on any particular companies or individuals for these acquisitions.

               MAJOR CUSTOMERS

               The Company's oil and gas production is sold to many different purchasers on a well-by-well basis. No one purchaser accounts for a significant percentage of the Company's revenues. Generally, if one purchaser declines to continue purchasing the Company's oil and/or natural gas, several other purchasers are easily located. Pricing is usually reasonably consistent from purchaser to purchaser.

               PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND
               ROYALTY AGREEMENTS

               The Company does not own any patents, trademarks, licenses or franchises. Royalty agreements on producing oil and gas wells stemming from the Company's ownership of mineral interests generate a substantial portion of the Company's revenues. These royalties are tied to the ownership of the mineral interests and this ownership is perpetual, unless sold by the Company. Royalties are due and payable to the Company whenever oil and/or gas is produced from wells located on the Company's mineral properties.

               GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

               Under the Natural Gas Policy Act, the majority of the Company's natural gas was decontrolled effective January 1, 1985. This had little or no effect on the Company's income since the price being received for its gas was less than the regulated ceiling price under the Act. The repeal of the windfall profits tax had minor impact on the Company. Accordingly, any crude oil produced by the Company may be sold at free market prices.

               Oil and gas production is subject to other taxes, such as gross production taxes and, in some cases, ad valorem taxes.

               The State of Oklahoma and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. These statutes and regulations may also limit the rate at which oil and gas can be produced from certain of the Company's properties.





                                     (3)

               Federal tax law allows producers of "tight gas" to utilize an approximate $.52/MMBTU tax credit for gas produced from approved wells. The credit is a direct reduction of regular federal income tax. Panhandle began receiving revenues from "tight gas" wells during fiscal 1992. This credit will be available for all tight gas sold prior to January 1, 2003, and is expected to substantially reduce the Company's cash outlay for income taxes.

               As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Compliance with these laws may necessitate significant capital outlays, however, to date the Company's cost of compliance has been insignificant and the Company does not feel the existence of these environmental laws will materially hinder or adversely affect the Company's business operations. Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by others with Panhandle being responsible for its proportionate share of those costs. Panhandle carries liability insurance and to the extent available, at reasonable cost, pollution control coverage.

               EMPLOYEES

               Panhandle employs seven persons on a full-time basis and has no part-time employees. Three of the employees are executive officers and one is also a director of the Company.

ITEM 2.        DESCRIPTION OF PROPERTIES

               As of September 30, 1995, Panhandle's principal properties consisted of perpetual ownership of 138,607 net mineral acres, held in tracts in Arkansas, Colorado, Idaho, Kansas, Montana, Nebraska, New Mexico, North Dakota, Oklahoma and Texas. The Company also held leases on 2,638 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 1995, Panhandle held small royalty and/or working interests in 952 producing oil or gas wells, 17 successfully completed but not yet producing wells, and 14 wells in the process of being drilled or completed.

               Panhandle does not have current abstracts or title opinions on all minerals owned and, therefore, cannot warrant that it has unencumbered title to all of its minerals. In the period from 1927 through 1937, the Company lost title to a significant number of its then owned mineral acres through foreclosures and tax sales of the surface acreage overlying its minerals. In recent years, few challenges have been made against the Company's fee title to its minerals.

               Panhandle pays ad valorem taxes on its minerals owned in Arkansas, Colorado, Idaho, Kansas and Texas.





                                     (4)

               ACREAGE

               The following table of mineral interests owned reflects, as of September 30, 1995, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased). The table also shows net mineral acres leased from others, lease expiration dates, and net leased acres held by production.

                               MINERAL INTERESTS

                           Net      Gross      Net      Gross       Net       Gross
                          Acres     Acres     Acres     Acres      Acres      Acres
        Net      Gross    Prod'g    Prod'g    Leased    Leased     Open       Open
St.    Acres     Acres     (1)       (1)       (2)       (2)        (3)        (3)
---   -------   -------   ------    ------    ------    ------    -------    -------
AR      5,192    25,909                          120       240      5,072     25,669
CO      7,615    35,502                                             7,615     35,502
OK     55,205   401,929   11,536    44,350     1,331    23,742     42,338    333,837
ID         30       880                                                30        880
KS         60       160                                                60        160
MT        221     5,580                                               221      5,580
NE         15       560                                                15        560
ND        142     2,476                           37       320        105      2,156
NM     52,487   146,635    1,003     3,519     2,134     5,792     49,350    137,324
TX     17,640   156,450      931    32,902       199     1,434     16,510    122,114
      -------   -------   ------    ------    ------    ------    -------    -------
TOT:  138,607   776,081   13,470    80,771     3,821    31,528    121,316    663,782
      -------   -------   ------    ------    ------    ------    -------    -------

(1) "Producing" represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.
(2) "Leased" represents the mineral acres, owned by Panhandle, that are leased to third parties but not producing.
(3) "Open" represents mineral acres owned by Panhandle that are not leased or in production.

                                           LEASES

                                       Net Acres Leases
                                           Expiring          Net Acres
                            Net      --------------------     Held By
                 State     Acres     1996    1997    1998    Production
                 -----    -------    ----    ----    ----    ----------
                 LA           158                                   158
                 OK         1,981     222     530      25         1,204
                 TX           499      36     406      20            37
                          -------    ----    ----    ----    ----------
                 TOT:       2,638     258     936      45         1,399
                          -------    ----    ----    ----    ----------


               PROVED RESERVES

               The following table summarizes estimates of the proved reserves of oil and gas held by Panhandle. All reserves are located within the United States. Because the Company's nonproducing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico and Texas and because the Company is a non-operator and must rely on third parties to propose and drill wells, it is not feasible to provide estimates of all proved undeveloped reserves and future net revenues. Prior to fiscal 1995, the Company did not provide estimates of any proved undeveloped reserves. For 1995 the Company has provided estimates of proved undeveloped reserves for certain areas of western Oklahoma where a large amount of increased density gas drilling has taken place the past three years. The Company





                                     (5)
expects this drilling to continue for the next several years, and thus made the decision to provide proved undeveloped reserve estimates for this area in fiscal 1995. The reserve estimates were compiled by Campbell & Associates, Inc., an independent petroleum engineering firm. The Company's reserve estimates were not filed with any other federal agency.

    Proved Developed Reserves     Barrels of Oil       MCF of Gas
    -------------------------     --------------     --------------
    September 30, 1991                138,103           6,165,791
    September 30, 1992                183,968           7,068,028
    September 30, 1993                227,342           7,300,317
    September 30, 1994                251,246           7,442,524
    September 30, 1995                454,577           7,618,673

    Proved Undeveloped Reserves
    ---------------------------
    September 30, 1995                 10,339           1,570,440

    Total Reserves
    --------------
    September 30, 1995                464,916           9,189,113

               Because the determination of reserves is a function of testing, evaluating, developing oil and gas reservoirs and establishing a production decline history, along with product price fluctuations, it would be expected that estimates will change as future information concerning those reservoirs is developed and as market conditions change. Estimated reserve quantities and future net revenues are affected by changes in product prices, and these prices have varied substantially in recent years. Proved developed reserves are those expected to be recovered through existing well bores under existing economic and operating conditions. Proved undeveloped reserves are reserves that may be recovered from undrilled acreage, but are usually limited to those sites directly offsetting established production units or have sufficient geological data to indicate a reasonable expectation of commercial success.

               ESTIMATED FUTURE NET CASH FLOWS

               Set forth below are estimated future net cash flows with respect to Panhandle's proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net cash flows, computed by applying a ten (10) percent discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net cash flows have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of production taxes levied by respective states. Prices used for current year reserve calculations were $17.23 per barrel of oil and $1.56 per MCF of gas. These future net cash flows should not be construed as the fair market value of the Company's reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases.





                                     (6)

Estimated Future Net Cash Flows

                           9-30-95         9-30-94         9-30-93
                         -----------     -----------     -----------
  Total Proved           $17,497,815     $12,778,920     $15,425,940

  Proved Undeveloped     $ 1,442,460          NA              NA

10% Discounted Present Value of Estimated Future Net Cash Flows

                           9-30-95         9-30-94         9-30-93
                         -----------     -----------     -----------
  Total Proved           $11,926,091     $ 8,690,835     $10,348,460

  Proved Undeveloped     $   799,923          NA              NA

OIL AND GAS PRODUCTION

               The following table sets forth the Company's net production of oil and gas for the fiscal periods indicated.

                            Year            Year            Year
                            Ended           Ended           Ended
                           9-30-95         9-30-94         9-30-93
                         -----------     -----------     -----------
  Bbls - Oil                 82,676          77,720          43,502

  MCF - Gas               1,203,623       1,339,545       1,188,886

Average Sales Prices and Production Costs

               The following table sets forth unit price and cost data for the fiscal periods indicated.

                            Year            Year            Year
                            Ended           Ended           Ended
  Average Sales Price      9-30-95         9-30-94         9-30-93
  -------------------    -----------     -----------     -----------
  Per Bbl. Oil             $   17.26       $   16.13       $   18.59

  Per MCF Gas              $    1.39       $    1.91       $    1.94

  Average Production
  (Lifting Cost)
  ------------------
  Per Equivalent
  Bbl. Oil (1)             $    2.62       $    2.46       $    2.18

    (1) Gas production is converted to barrel equivalents at the rate of 6 MCF per barrel, representing the estimated relative energy content of natural gas and oil.

               Average production costs are influenced by the fact that the Company bears no costs of production on many of its well interests, as a large part of the Company's producing well interests are royalty interests, which bear no share of the operating costs.





                                     (7)

               GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

               The following table sets forth Panhandle's gross and net productive oil and gas wells as of September 30, 1995. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                236               9.536443
            Gas                716              12.883370
                           -----------          ---------
            TOTAL              952              22.419813

               Information on multiple completions is not available from Panhandle's records, but the number of such is insignificant.

               As of September 30, 1995, Panhandle owned 80,771 gross developed mineral acres and 13,470 net developed mineral acres. Panhandle has also leased from others 16,328 gross developed acres which contain 1,399 net developed acres.

               UNDEVELOPED ACREAGE

               As of September 30, 1995, Panhandle owned 695,310 gross and 125,137 net undeveloped mineral acres, and leases on 10,201 gross and 1,239 net acres.





                                     (8)

               DRILLING ACTIVITY

               The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

                              --------------        -------
-----------------             Net Productive        Net Dry
Development Wells                 Wells             Wells
-----------------             --------------        -------
     Fiscal year ending
       September 30, 1993        1.084337           .126790

     Fiscal year ending
       September 30, 1994         .948187           .267869

     Fiscal year ending
       September 30, 1995        1.184040           .524182

-----------------
Exploratory Wells
-----------------

     Fiscal year ending           .058789           .120324
       September 30, 1993

     Fiscal year ending           .103746           .300875
       September 30, 1994

     Fiscal year ending
       September 30, 1995         .255000           .322656

---------------
Purchased Wells
---------------

     Fiscal year ending
       September 30, 1993         .103269                 0

     Fiscal year ending
       September 30, 1994         .078540                 0

     Fiscal year ending
       September 30, 1995         .389869                 0


               PRESENT ACTIVITIES

               The following table sets forth the gross and net oil and gas wells drilling as of September 30, 1995, in which Panhandle owns a royalty or working interest.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                  5                .409545
            Gas                  9                .322054





                                     (9)

               The Company has very small interests in three waterflood operations in Oklahoma and Texas which have neglible effect on the Company. No additional purchases or start-ups of waterflood, pressure maintenance or other related operations are currently planned.

ITEM 3.        LEGAL PROCEEDINGS

               There were no material legal proceedings involving Panhandle or its subsidiary, PHC, Inc., as of the date of this report.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of Panhandle's security holders during the fourth quarter of the fiscal year ended September 30, 1995.




                                    PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's common stock is listed on the NASDAQ Small-Cap Market (symbol PANRA). The following table sets forth the high and low bid prices of the Company's common stock as reported by NASDAQ System Statistics furnished by the NASD, during the periods indicated:


                        Quarter Ended                      HIGH             LOW
                        -----------------                 ------           ------
                        December 31, 1993                 12-1/2           12
                        March 31, 1994                    13               12
                        June 30, 1994                     14               12-3/4
                        September 30, 1994                15               14
                        December 31, 1994                 15-3/4           15
                        March 31, 1995                    15-3/4           14-3/4
                        June 30, 1995                     16-1/2           15-1/2
                        September 30, 1995                17               16


               As of November 30, 1995, the approximate number of holders of record of each class of common shares of Panhandle were:


                        Title of Class                        Number of Holders
                        ---------------------------           -----------------
                        Class A Common (Voting) . . . . . . . . . . . . . 2,300





                                     (10)

               During the past two years, cash dividends have been paid as follows on the class A common stock:

                             DATE                RATE PER SHARE
                        --------------           --------------
                        December 1993               $ .125
                        March 1994                  $ .125
                        June 1994                   $ .125
                        September 1994              $ .15
                        December 1994               $ .15
                        March 1995                  $ .15
                        June 1995                   $ .15
                        September 1995              $ .15

               The Company's line of credit loan agreement contains a provision limiting the paying or declaring of a cash dividend to fifty percent of cash flow, as defined, of the preceding twelve-month period. See Note 3 to the consolidated financial statements contained herein at "Item 7 - Financial Statements", for a further discussion of the loan agreement.

ITEM 6.        MANAGEMENT'S DISCUSSION AND
               ANALYSIS OR PLAN OF OPERATIONS

               LIQUIDITY AND CAPITAL RESOURCES

               At year-end September 30, 1995, the Company had working capital of $621,485, a decrease of $504,623 compared to year-end September 30, 1994. Cash and cash equivalents were $443,862 at September 30, 1995 as compared to $1,099,668 at September 30, 1994. Cash flow from operating activities was $1,535,344 for fiscal 1995, as compared to $2,209,633 for fiscal 1994. The decrease in cash and cash equivalents during fiscal 1995 is the result of two major factors. First, the average sales price for natural gas in fiscal 1995 was $.52 per MCF less than in fiscal 1994 thus reducing cash flow for the year and, second, the Company spent $422,000 more in fiscal 1995 than in fiscal 1994 purchasing and developing its oil and gas properties.

               The Company spent $1,323,950 on exploration and developmental drilling and equipment costs in fiscal 1995, as compared to $1,002,954 for similar costs in fiscal 1994. These expenditures have resulted in substantial additions to the Company's oil and gas reserve base and will translate into increased cash flow in future years, assuming relatively stable oil and natural gas sales prices. Property acquisitions also increased in fiscal 1995 to $379,164 from $278,003 in fiscal 1994. These acquisitions were principally non-producing mineral properties and did not provide meaningful immediate cash flow. Rather, the acquired properties expanded the Company's mineral holdings, and are expected to be developed in the future, which will increase oil and gas reserves and increase cash flow as the reserves are produced. Consistent with this strategy, and subsequent to year-end (thus not reflected in the September 30, 1995 financial statements) the Company purchased, for $2,115,115, a 50% interest in 65,632 net mineral acres located primarily in Oklahoma and Texas and in 11 other states. These properties are primarily non-producing, but did produce approximately $210,000 of cash flow in calendar year 1994. The Company accessed its pre-existing line





                                     (11)
of credit for $2,100,000 to fund this purchase. Management's intentions are to actively pursue the development of these properties by participating in the drilling of wells on these properties.

               1995 cash flow was negatively impacted by the above-mentioned reduction in the average sales price for natural gas. However, the Company was able to fund all fiscal 1995 exploration and development costs, asset purchases, overhead expenses and dividend payments of $403,910 from cash flow and existing cash reserves. The Company did not reduce its 1995 capital expenditures for the drilling and equipping of wells as a result of the reduced cash flow.

               At September 30, 1995 the Company had commitments of $576,000 for drilling and equipment costs on wells which had been proposed or were in the process of being drilled or completed. These commitments and any additional development costs are expected to be funded from cash flow and existing working capital in fiscal 1996. As the Company made the large purchase of mineral properties mentioned above in November 1995, there are no plans to purchase a large amount of non-producing mineral properties during the remainder of fiscal 1996. Approximately $1,600,000 is expected to be committed in fiscal 1996 for drilling and equipping new wells.

               The positive results of the last four years' drilling operations have added to the Company's reserve base, thus translating into the expectation of increased cash flow in fiscal 1996 and beyond. However, should natural gas sales prices continue at the recent depressed levels or oil sales prices decline, cash flow would be adversely affected. Management does not intend to reduce its drilling expenditures should this happen, but would consider other means of reducing cash outflows in order to maintain the Company's aggressive drilling strategy. Currently, management does not anticipate a prolonged price reduction and expects to have sufficient cash flow and cash reserves to fund the Company's 1996 drilling operations. However, there is borrowing capacity of $400,000 remaining under the Company's line of credit should a temporary short fall in available cash arise.

               RESULTS OF OPERATIONS

               Oil and gas sales revenues were down $720,648 in fiscal 1995 as compared to fiscal 1994 principally due to the reduction in the average sales price per MCF of natural gas from $1.91 in 1994 to $1.39 in 1995. The gas revenue decrease was offset somewhat by an increase of 4,956 barrels of oil sold in fiscal 1995 as compared to fiscal 1994, and an increase of 8% in the average sales price per barrel of oil. The chart below summarizes the Company's production and average sales prices for oil and natural gas in fiscal 1995 and 1994.

                                                                  PRODUCTION
                                         ---------------------------------------------------------
                                                OIL                                  GAS
                                         --------------------------        -----------------------
                                         Total             Average           Total        Average
                                         Bbls.            Price/Bbl           MCF        Price/MCF
                                         ------           ---------        ---------     ---------
Year ended 9/30/95                       82,676           $ 17.26          1,203,623       $1.39
Year ended 9/30/94                       77,720           $ 16.13          1,339,545       $1.91





                                     (12)

               The average sales price per MCF decrease and a production volume decrease in natural gas production combined to reduce gas sales revenues approximately $891,000 in fiscal 1995. The above-mentioned increases in the sales volume of oil and the increased average sales price per barrel of oil in 1995 offset the gas revenue decrease by approximately $171,000. 54% of the Company's 1995 oil and gas sales revenues were from gas sales, thus the price of natural gas continues to be a major factor affecting the Company's results of operations. The price of natural gas has been more volatile than the price of oil over the last few years. Management currently expects some firming of gas prices in fiscal 1996, as compared to 1995, while oil prices are expected to remain relatively stable. Coupled with an expected moderate increase in both oil and natural gas sales volumes in 1996, revenues should be on an upward trend.

               Lease operating expenses, production taxes and seismic costs increased only $2,565 in fiscal 1995 as compared to fiscal 1994. Although the net increase was minimal, lease operating expenses increased $48,787 in 1995 due to additional wells coming on line in New Mexico which have higher than normal operating costs as a result of large salt water disposal costs. In addition, there were several wells which required extensive work in 1995 to either maintain or increase production volumes. Production taxes decreased $41,622 in 1995 as the result of decreased sales revenues and gas compression handling, and marketing fees charged to the Company decreased $11,344 in 1995 principally due to decreased gas sales volumes. Seismic costs decreased by $26,852 in 1995 as the Company finalized seismic work on a west Texas project in early 1995 which had started in 1994. Lease operating expenses also included gas balancing settlements which increased $33,596 to $44,266 in fiscal 1995 as the Company accrued projected settlement costs on one overproduced well in fiscal 1995. Lease operating costs, production taxes and gas compression, handling and marketing fees are all expected to moderately increase in fiscal 1996. New working interest wells will be added, thus adding additional operating costs. In addition, production volumes and sales prices are expected to increase, thus increasing production taxes and related gas sales costs in fiscal 1996.

               Dry hole costs will vary from year to year and are dependent upon the Company's participation in exploratory working interest wells drilled, and the success of the ventures. The Company utilizes the successful efforts method of accounting for oil and gas operations, thus dry hole costs are a result of drilling unsuccessful exploratory wells. There is no way to accurately estimate dry hole costs from year to year. The Company expects to continue its exploratory drilling participations, thus future dry hole costs are expected to remain at a level comparable to fiscal 1995 and 1994.

               Depreciation, depletion and amortization (DD&A) expenses decreased $223,194 in 1995 compared to 1994. As the Company utilizes the units of production method of calculate DD&A, the lower gas production volumes reduced DD&A somewhat. However, the reduction was primarily due to 1994's DD&A expense including full amortization of the remaining costs of several wells as they became uneconomical to continue producing. 1995 DD&A expense included full amortization of only one





                                     (13)
such well. As production levels increase in 1996, it is expected that DD&A expense will increase over the 1995 level.

               General and administrative costs were down $13,517 or 2% in 1995 as compared to 1994. This minor reduction is principally due to somewhat lower insurance costs and legal fees in 1995. The Company expects that 1996 general and administrative expenses will be somewhat increased over the 1995 amounts.

               Income tax expense increased in fiscal 1995 as compared to fiscal 1994 due to the reduction of tight gas production tax credits generated in 1995 and due to a decrease in the allowable depletion deduction in 1995, which was limited due to lower revenues.

               Net income was $574,029 or $.85 per share in 1995 as compared to $1,021,194 or $1.51 per share in 1994. As discussed above, the decline in net income is principally due to the $.52 per MCF decline in Panhandle's natural gas sales price in 1995 which materially reduced revenues. Panhandle would have had a year very comparable to fiscal 1994 had the average gas sales price not declined as dramatically. The reduction in costs and expenses of $198,000 did offset, somewhat, the reduction in revenues.

               Management intends to continue the proactive approach adopted four years ago by the Company which includes an increased drilling budget in fiscal 1996. Larger investments in drilling carry certain risks, principally dry holes as discussed above, that can affect Company earnings. In addition, the market prices for oil and gas can dramatically impact the Company's earnings, either positively or negatively. Management currently anticipates increased revenues in fiscal 1996 due to an expected moderate increase in natural gas sales prices and moderately increased sales volumes of oil and gas. These increased revenues should translate into improved financial results in fiscal 1996 barring exploratory drilling ventures resulting in an unexpectedly large number of dry holes.


ITEM 7.        FINANCIAL STATEMENTS

               Report of Independent Auditors   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

               Consolidated Balance Sheets
                      As of September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .  16

               Consolidated Statements of Income For The
                      Years Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  17

               Consolidated Statements of Stockholders' Equity For
                      The Years Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . .  18

               Consolidated Statements of Cash Flows For
                      The Years Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . .  19

               Notes To Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . .  20





                                     (14)

                         Report of Independent Auditors


Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                        ERNST & YOUNG LLP

Oklahoma City, Oklahoma
November 20, 1995


                                      (15)

                           Panhandle Royalty Company

                          Consolidated Balance Sheets

                                                                                      SEPTEMBER 30,
                                                                                 1995               1994
                                                                         ------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $     443,862       $  1,099,668
    Oil and gas sales and other receivables                                      529,274            423,006
    Income tax refund receivable                                                  58,637                  -
    Prepaid expenses                                                               2,221              3,463
                                                                         ------------------------------------
Total current assets                                                           1,033,994          1,526,137

Property and equipment, at cost, based on successful efforts accounting (Notes 3 and 6):
      Producing oil and gas properties                                        15,285,738         14,184,179
      Nonproducing oil and gas properties                                      3,480,998          3,150,063
      Furniture and fixtures                                                     177,466            168,686
                                                                         ------------------------------------
                                                                              18,944,202         17,502,928
      Less accumulated depreciation, depletion and amortization               12,328,527         11,627,946
                                                                         ------------------------------------
Net properties and equipment                                                   6,615,675          5,874,982

Other assets                                                                     107,716             62,163
                                                                         ------------------------------------
                                                                            $  7,757,385       $  7,463,282
                                                                         ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                               $     103,041      $     123,568
    Gas imbalance liability                                                       44,380                  -
    Dividends payable (Note 4)                                                    62,088             59,012
    Income taxes payable (Note 2)                                                      -             68,449
    Deferred income taxes (Note 2)                                               203,000            149,000
                                                                         ------------------------------------
Total current liabilities                                                        412,509            400,029

Deferred income taxes (Note 2)                                                   710,000            625,000

Stockholders' equity (Notes 3 and 5):
    Class A voting common stock, $.10 par value;
         1,000,000 shares authorized, 679,642 issued
         and outstanding (678,136 in 1994)                                        67,964             67,814
    Capital in excess of par value                                               400,334            370,904
    Retained earnings                                                          6,166,578          5,999,535
                                                                         ------------------------------------
Total stockholders' equity                                                     6,634,876          6,438,253
                                                                         ------------------------------------
                                                                            $  7,757,385       $  7,463,282
                                                                         ====================================

See accompanying notes.


                                     (16)

                           Panhandle Royalty Company

                       Consolidated Statements of Income


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                    1995             1994
                                                                           ------------------------------------
Revenues:
  Oil and gas sales                                                              $3,100,288       $3,820,936
  Lease bonuses and rentals                                                          14,453           41,824
  Interest                                                                           46,203           22,030
  Other                                                                              57,495            4,873
                                                                           ------------------------------------
                                                                                  3,218,439        3,889,663

Costs and expenses:
  Lease operating expenses, production taxes and seismic costs                      741,840          739,275
  Dry hole costs                                                                    264,052          227,965
  Depreciation, depletion and amortization                                          707,149          930,343
  General and administrative                                                        785,369          798,886
                                                                           ------------------------------------
                                                                                  2,498,410        2,696,469
                                                                           ------------------------------------

Income before provision for income taxes and the cumulative effect of
  accounting change                                                                 720,029        1,193,194

Provision for income taxes (Note 2)                                                 146,000          135,000
                                                                           ------------------------------------
Income before the cumulative effect of accounting change                            574,029        1,058,194

Less cumulative effect on prior years of change in method of accounting for
  income taxes (Note 2)                                                                   -           37,000
                                                                           ------------------------------------
Net income                                                                      $   574,029       $1,021,194

Per share of common stock:
  Income before the cumulative effect of accounting change                             $.85            $1.57
  Less cumulative effect of accounting change                                             -              .06
                                                                           ------------------------------------
  Net income per share                                                                 $.85            $1.51
                                                                           ====================================

Weighted average shares outstanding                                                 676,914          674,662
                                                                           ====================================

See accompanying notes.





                                      (17)

                           Panhandle Royalty Company

                Consolidated Statements of Stockholders' Equity


                                                      COMMON STOCK               CAPITAL IN
                                                      ------------               EXCESS OF         RETAINED
                                                 SHARES           AMOUNT         PAR VALUE         EARNINGS
                                              ----------------------------------------------------------------

Balances at September 30, 1993                  675,259          $67,526          $323,078        $5,339,539

Purchase and cancellation of common shares         (646)             (65)           (7,750)                -

Issuance of common shares to ESOP (Note 5)        3,523              353            55,576                 -

Dividends declared ($.525 per share)                  -                -                 -          (361,198)

Net income                                            -                -                 -         1,021,194
                                              ----------------------------------------------------------------
Balances at September 30, 1994                  678,136           67,814           370,904         5,999,535

Purchase and cancellation of common shares       (1,988)            (199)          (29,594)                -

Issuance of common shares to ESOP (Note 5)        3,494              349            59,024                 -

Dividends declared ($.60 per
  share)                                              -                -                 -          (406,986)
Net income                                            -                -                 -           574,029
                                              ----------------------------------------------------------------
Balances at September 30, 1995                  679,642          $67,964          $400,334        $6,166,578
                                              ================================================================


See accompanying notes.


                                      (18)

                           Panhandle Royalty Company

                     Consolidated Statements of Cash Flows


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                    1995             1994
                                                                              --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $   574,029       $1,021,194
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization                                        707,149          930,343
    Deferred income taxes                                                           139,000          (97,000)
    Dry hole costs                                                                  264,052          227,965
    Common stock issued to Employee Stock Ownership Plan                             59,373           55,929
    Cumulative effect on prior years of change in method of accounting for
      income taxes                                                                        -           37,000
    Cash provided (used) by changes in assets and liabilities:
      Oil and gas sales and other receivables                                      (106,268)          86,640
      Income tax refund receivable                                                  (58,637)               -
      Prepaid expenses                                                                1,242              339
      Accounts payable and accrued liabilities                                      (20,527)         (12,320)
      Gas imbalance liability                                                        44,380                -
      Income taxes payable                                                          (68,449)         (40,457)
                                                                              --------------------------------
Total adjustments                                                                   961,315        1,188,439
                                                                              --------------------------------
Net cash provided by operating activities                                         1,535,344        2,209,633

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases, exploration and development of oil and gas properties                 (1,703,114)      (1,280,987)
Purchases of furniture and fixtures                                                  (8,780)          (8,096)
Purchases of other assets                                                           (45,553)         (12,117)
                                                                              --------------------------------
Net cash used in investing activities                                            (1,757,447)      (1,301,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and cancellation of common shares                                          (29,793)          (7,815)
Payments of dividends                                                              (403,910)        (351,780)
                                                                              --------------------------------
Net cash used in financing activities                                              (433,703)        (359,595)
                                                                              --------------------------------
Increase (decrease) in cash and cash equivalents                                   (655,806)         548,838

Cash and cash equivalents at beginning of year                                    1,099,668          550,830
                                                                              --------------------------------
Cash and cash equivalents at end of year                                        $   443,862       $1,099,668
                                                                              ================================


See accompanying notes.





                                      (19)

                           Panhandle Royalty Company

                   Notes to Consolidated Financial Statements

                          September 30, 1995 and 1994



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Panhandle Royalty Company and its wholly-owned subsidiary, P.H.C., Inc. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

CASH EQUIVALENTS

All highly liquid short-term investments with original maturities of three months or less from the date of purchase by the Company are considered to be cash equivalents. Cash equivalents at September 30, 1995 and 1994 include certificates of deposit of $299,000 and $794,000, respectively, which are valued at cost (approximates market) and had original maturities of 90 days or less.

OIL AND GAS SALES RECEIVABLE

The Company sells oil and natural gas to various customers. Substantially all of the Company's accounts receivable are due from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 1995.

OIL AND GAS PRODUCING ACTIVITIES

The Company follows the successful efforts method of accounting for oil and gas producing activities. Intangible drilling and other costs of successful wells and development dry holes are capitalized and amortized. The costs of exploratory wells are initially capitalized, but charged against income if and when the well is determined to be nonproductive. Oil and gas mineral and leasehold costs are capitalized when incurred. Impairment of unproved properties is generally assessed on a property-by-property basis.

If the net capitalized costs of proved properties exceed the sum of undiscounted estimated future net revenues from proved reserves, at current prices, such excess is charged to expense in the period in which it occurs and is not subsequently reinstated.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for



                                    (20)

                           Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



Long-Lived Assets to Be Disposed Of." This new standard requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss would be measured by comparing the fair value of the asset to its carrying amount, and would be reported in the year in which the statement is initially adopted. The statement is required to be adopted by the Company by fiscal year 1997. The Company believes that the primary application of this statement will relate to its oil and gas properties and is in the preliminary stages of evaluating the financial statement impact of adoption of this statement and, accordingly, such impact has not been determined.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization of the costs of producing oil and gas properties are computed using the units of production method primarily on a separate-property basis using proved reserves as estimated annually by an independent petroleum engineer.

The Company has significant royalty interests in wells for which the Company does not share in the costs associated with the wells. Estimated costs of future dismantlement, restoration and abandonment of wells in which the Company owns a working interest are not expected to differ significantly from the estimated salvage value of equipment from such wells and, accordingly, no accrual of such costs is included in the accompanying consolidated financial statements.

Nonproducing oil and gas properties include nonproducing minerals, which have a net book value of $2,648,193 at September 30, 1995, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities can generally be made within this time frame.

Depreciation of furniture and fixtures is computed using the straight-line method over estimated productive lives of five to eight years.

PRODUCTION IMBALANCES

During the course of normal production operations, joint interest owners will, from time to time, take more or less than their ownership share of natural gas volumes from jointly-owned





                                      (21)

                           Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



reservoirs. These volumetric imbalances are monitored over the life of the reservoir to achieve balancing, or to minimize imbalances, by the time reserves are depleted, with final cash settlements made under a variety of arrangements at that time. The Company follows the sales method of accounting for imbalances. A liability is recorded only if takes of natural gas volumes from jointly-owned reservoirs exceed the Company's interest in the reservoir's remaining estimated natural gas reserves. At September 30, 1995, the Company's net liability for production imbalances of approximately 28,000 mcf of natural gas was $44,380.

EARNINGS PER SHARE OF COMMON STOCK

Earnings per share are computed using the weighted average number of shares outstanding during the year.

2. INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," in its financial statements effective October 1, 1993. The cumulative effect of adopting this statement as of October 1, 1993 was to decrease net income by $37,000.

The Company's provision for income taxes is detailed as follows:

                                                                1995               1994
                                                      -------------------------------------

Current:
  Federal                                               $            -           $181,000
  State                                                          7,000             51,000
                                                      -------------------------------------
                                                                 7,000            232,000

Deferred:
  Federal                                                      126,000            (82,000)
  State                                                         13,000            (15,000)
                                                      -------------------------------------
                                                               139,000            (97,000)
                                                      -------------------------------------
                                                              $146,000           $135,000
                                                      =====================================




                                      (22)

                           Panhandle Royalty Company

2. INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE (CONTINUED)



The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes and the cumulative effect of accounting change is analyzed below:

                                                                                 1995               1994
                                                                             -------------------------------
Provision for income taxes at statutory rate                                   $244,810           $417,618
Percentage depletion                                                            (97,708)          (197,610)
Tight-sands gas credits                                                         (68,854)          (136,010)
State income taxes, net of federal benefit                                       13,200             23,400
Reduction in alternative minimum tax credit carryforward                         54,000                  -
Increase in estimated effective tax rate applied to temporary
  differences                                                                         -             31,706
Other                                                                               552             (4,104)
                                                                             -------------------------------
                                                                               $146,000           $135,000
                                                                             ===============================

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                                 1995               1994
                                                                           ---------------------------------
Deferred tax liabilities:
  Capitalized costs and related depreciation, depletion
    and amortization                                                         $   952,000        $   921,000
  Cash basis of accounting for income taxes                                      203,000            149,000
                                                                           ---------------------------------
                                                                               1,155,000          1,070,000

Deferred tax assets:
  Alternative minimum tax credit carryforwards                                   242,000            296,000
  Valuation allowance                                                                  -                  -
                                                                           ---------------------------------
Net deferred tax liabilities                                                 $   913,000        $   774,000
                                                                           =================================

Cash payments for income taxes were $84,086 in 1995 and $272,457 in 1994.





                                      (23)

                           Panhandle Royalty Company

3. LOAN AGREEMENT

The Company has a revolving line of credit agreement with a bank, which extends through January 3, 1998, for borrowings, which bear interest at the bank's base rate plus .2%, of up to $2,500,000. Any amount outstanding at the end of the term of the agreement will be payable in full. The Company is required to pay an annual fee of .125% for the unused portion of the line of credit. No balance was outstanding at September 30, 1995 under the line of credit; however, the Company obtained a $2,100,000 advance in November 1995 (Note 7).

The agreement contains various restrictions which, among other things, require the Company to maintain, at the end of each quarter, positive net income for the preceding twelve-month period. Additionally, the Company is restricted from incurring certain indebtedness, selling oil and gas properties for which the proceeds received exceed $100,000, acquiring treasury stock in any one year in excess of $150,000 and paying or declaring cash dividends exceeding fifty percent of the cash flow from operations, as defined, of the preceding twelve-month period.

4. DIVIDENDS PAYABLE

Dividends payable represent accrued dividends which are due and payable, but have not been paid for various reasons, including estate problems of deceased stockholders or questions of ownership of the underlying shares.

5. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 1995 or 1994) or the Company's common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 16,981 shares of the Company's common stock held by the plan are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:

YEAR                                                SHARES         AMOUNT
---------------------------------------------------------------------------
1995                                                3,494         $59,373
1994                                                3,523          55,929





                                      (24)

                           Panhandle Royalty Company

6. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

All oil and gas producing activities of the Company are conducted within the United States and represent substantially all of the business activities of the Company.

AGGREGATE CAPITALIZED COSTS

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion and amortization is as follows:

                                                                                      SEPTEMBER 30,
                                                                                 1995               1994
                                                                          -----------------------------------
Producing properties                                                         $15,285,738        $14,184,177
Nonproducing properties                                                        3,480,998          3,150,063
                                                                          -----------------------------------
                                                                              18,766,736         17,334,240
Accumulated depreciation, depletion and amortization                         (12,175,056)       (11,490,360)
                                                                          -----------------------------------
Net capitalized costs                                                       $  6,591,680       $  5,843,880
                                                                          ===================================

COSTS INCURRED

During the reporting period, the Company incurred the following costs in oil and gas producing activities:

                                                                                      SEPTEMBER 30,
                                                                                 1995               1994
                                                                          -----------------------------------
Property acquisition costs (principally nonproducing)                        $   379,164        $   278,033
Exploration costs                                                                798,259            343,607
Development costs                                                                525,691            659,347
                                                                          -----------------------------------
                                                                              $1,703,114         $1,280,987
                                                                          ===================================




                                      (25)

                           Panhandle Royalty Company

7. SUBSEQUENT EVENT

In November 1995, the Company acquired a 50% interest in 65,632 net mineral acres from Petrocorp, Incorporated for approximately $2,100,000. The purchase was financed by drawing on the Company's pre-existing line of credit (Note 3). The purchased minerals are located in 13 states, with primary concentrations in Oklahoma and Texas, and are predominantly nonproducing properties.

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED)

The following unaudited information regarding the Company's oil and natural gas reserves is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Because the Company's nonproducing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico, Louisiana and Texas, it has not been economically feasible for the Company to provide estimates of all proved undeveloped reserves. In 1995, the Company directed its independent petroleum engineering firm to include proved undeveloped reserves in certain areas of Western Oklahoma in the scope of properties which they evaluate for the Company. The following reserve information for 1995 is, therefore, based on company-wide proved developed reserves and proved undeveloped reserves in Western Oklahoma.

The Company's net proved developed (and Western Oklahoma undeveloped in 1995) oil and gas reserves as of September 30, 1995 and 1994 have been estimated by Campbell & Associates, Inc., an independent petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 1995 and 1994. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.





                                      (26)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)


ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following table presents the Company's estimate of net proved developed (and Western Oklahoma undeveloped in 1995) oil and gas reserve quantities as of September 30, 1995 and 1994, and the changes in reserves for the years then ended:

PROVED RESERVES                                                             OIL (BARRELS)        GAS (MMCF)
------------------------------------------------------------------------------------------------------------
September 30, 1993                                                             227,342             7,300

Revisions of previous estimates                                                 26,439               111
Extensions and discoveries                                                      75,185             1,370
Production                                                                     (77,720)           (1,339)
                                                                           ---------------------------------
September 30, 1994                                                             251,246             7,442

Revisions of previous estimates:
  Initial inclusion of Western Oklahoma proved undeveloped reserves             10,339             1,570
  Other                                                                         54,127              (178)
Extensions and discoveries                                                     231,880             1,558
Production                                                                     (82,676)           (1,203)
                                                                           ---------------------------------
September 30, 1995                                                             464,916             9,189
                                                                           =================================
Proved developed reserves:
  September 30, 1993                                                           227,342             7,300
                                                                           =================================

  September 30, 1994                                                           251,246             7,442
                                                                           =================================


  September 30, 1995                                                           454,577             7,619
                                                                           =================================

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

Estimates of future cash flows from proved oil and gas reserves, based on current prices and costs, are shown in the following table. Estimated income taxes are calculated by (i) applying the appropriate year-end tax rates to the estimated future pretax net cash flows less depreciation of


                                      (27)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

the tax basis of properties and statutory depletion allowances and (ii) reducing the amount in (i) for estimated tax credits to be realized in the future for gas produced from "tight-sands."

                                                                                      SEPTEMBER 30,
                                                                                 1995               1994
                                                                          -----------------------------------

Future cash inflows                                                          $22,316,615        $16,005,570
Future production costs                                                        4,030,951          3,220,791
Future development costs                                                         787,849              5,859
                                                                          -----------------------------------
Future net cash inflows before future income tax expenses                     17,497,815         12,778,920

Future income tax expense                                                      4,667,898          3,204,084
                                                                          -----------------------------------
Future net cash flows                                                         12,829,917          9,574,836

10% annual discount                                                            4,144,328          3,107,085
                                                                          -----------------------------------
Standardized measure of discounted future net cash flows                    $  8,685,589       $  6,467,751
                                                                          ===================================

Changes in the standardized measure of discounted future net cash flows are as follows:

                                                                                 1995               1994
                                                                          -----------------------------------

Beginning of year                                                             $6,467,751         $7,596,203
Changes resulting from:
  Sales of oil and gas, net of production costs                               (2,358,448)        (3,081,661)
  Net change in sales prices and production costs                                486,028         (1,644,708)
  Future development costs                                                        (3,453)             1,600
  Extensions and discoveries                                                   3,052,621          1,768,398
  Revisions of quantity estimates:
    Initial inclusion of Western Oklahoma proved undeveloped reserves            996,260                  -
    Other                                                                        154,356            261,829
  Accretion of discount                                                          869,094          1,034,772
  Net change in income taxes                                                    (974,217)           529,173
  Other, net                                                                      (4,403)             2,145
                                                                          -----------------------------------
End of year                                                                   $8,685,589         $6,467,751
                                                                          ===================================



                                      (28)

                           Panhandle Royalty Company

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations:

                                                                        FISCAL 1995
                                            ------------------------------------------------------------------
                                                                       QUARTER ENDED
                                            ------------------------------------------------------------------
                                              DECEMBER 31       MARCH 31         JUNE 30        SEPTEMBER 30
                                            ------------------------------------------------------------------
Revenues                                        $699,214        $705,681         $843,751         $969,793
Income before provision for
      income taxes                               116,442          16,203          281,833          305,551
Net income                                       116,442          16,203          281,833          159,551
Earnings per share                                  $.17            $.02             $.42             $.24

                                                                        FISCAL 1994
                                            ------------------------------------------------------------------
                                                                       QUARTER ENDED
                                            ------------------------------------------------------------------
                                              DECEMBER 31       MARCH 31         JUNE 30        SEPTEMBER 30
                                            ------------------------------------------------------------------
Revenues                                        $942,462        $1,007,786      $1,107,940       $831,475
Income before provision for
     income taxes and the
     cumulative effect of
     accounting change (A)                       236,012           324,037         452,330        180,815
Income before cumulative effect of
accounting change                                226,812           299,050         380,330        152,002
Net income (A)                                   189,812           299,050         380,330        152,002
Earnings per share (A):
Income before cumulative effect of
accounting change                                   $.34              $.44            $.56           $.23
Net income                                          $.28              $.44            $.56           $.23

(A) Approximately $155,000 of dry hole costs were incurred on unsuccessful wells in the fourth quarter of 1994.

Year-end adjustments to the Company's provision for income taxes caused the effective rate for 1995 to be more than (less than in 1994) that estimated during the previous three quarters. The effect of this difference is reflected in the fourth quarter net income above.


                                      (29)

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

                                    N O N E




                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
               OF THE EXCHANGE ACT

               Listed below are the names, ages and positions, as of December 1, 1995, of the directors and executive officers of the Company. The Company's bylaws provide for seven directors who are elected for staggered three-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities until their successors are duly appointed by the directors.

                                   DIRECTORS

                         A                                   Served As
                         g                          Term     Director
Name                     e    Position & Offices   Expires     Since
-----------------------  --   ------------------   -------   ---------
Dean Brown (c)           68   Director, Chairman    1998        1983
                              of the Board

Michael A. Cawley (b)    48   Director              1998        1991

E. Chris Kauffman (b)(c) 55   Director              1997        1991

Sam J. Cerny (a)         63   Director              1997        1993

H W Peace II (b)         60   Director, Chief       1996        1991
                              Executive Officer,
                              President

Robert A. Reece (a)(c)   51   Director              1996        1986

Jerry L. Smith (a)       55   Director              1996        1987

                      (a) Member of Audit Committee
                      (b) Member of Compensation Committee
                      (c) Member of Retirement Committee





                                     (30)

                               EXECUTIVE OFFICERS

                                                                           Held Office
Name                        Age            Position & Offices                 Since
------------------          ---            --------------------            -----------
Dean Brown                  68             Chairman of the                     1991
                                             Board, Director

H W Peace II                60             Director, Chief                     1991
                                             Executive Officer,
                                             President

Michael C. Coffman          42             Vice President,                     1990
                                             Secretary/Treasurer

Wanda C. Tucker             58             Vice President of                   1990
                                             Land


               BUSINESS EXPERIENCE

               Dean Brown is an attorney and certified public accountant. He has been engaged in the practice of law since 1957, and is a member of the law firm of Green, Brown and Stark, in Oklahoma City.

               Michael A. Cawley is an attorney and is the president and chief executive officer of the Samuel Roberts Noble Foundation, Inc. Prior to joining the Noble Foundation, he was engaged in the practice of law in Ardmore, Oklahoma with the firm of Thompson & Cawley. He is also a director of Noble Drilling Corporation and Noble Affiliates Inc.

               Sam J. Cerny is a geological engineer and has been employed by Shell Oil Company, Cleary Petroleum Corporation and its successor company, Grace Petroleum Corporation, where he served as President/CEO from 1976 to 1991. He is a past president of the Oklahoma Independent Petroleum Association and is active as a petroleum management consultant.

               E. Chris Kauffman is a vice-president of Campbell-Kauffman, Inc., an independent insurance agency in Oklahoma City. The agency was formed in 1981. He is also advisory director of Memorial Bank of Oklahoma City and trustee of the Central Oklahoma Transportation & Parking Authority.

               Robert A. Reece is an attorney, of counsel with the firm of Crowe & Dunlevy. He is active in the management of his family's investments.

               H W Peace II holds bachelors and masters degrees in geology. For 30 years he has been employed as a geologist, in management or as an officer and/or director in the petroleum industry. He has been employed by Union Oil Company of California, Cotton Petroleum and Hadson Petroleum Corporation.





                                     (31)

               Jerry L. Smith is owner of Smith Capital Corporation in Dallas. This corporation is a private investment firm focusing on commercial real estate and securities. Mr. Smith also serves as Treasurer and as a Director of the Association of Graduates of the United States Air Force Academy.

               Michael C. Coffman is a certified public accountant. Since 1975, he has worked in public accounting and as a financial officer of three publicly owned companies involved in the oil and gas industry.

               Wanda C. Tucker has been a full-time employee of the Company since 1978, has served in various positions with the Company and is currently vice president of land.

               None of the organizations described in the business experiences of company directors and officers are parents, subsidiaries or affiliates of Panhandle Royalty Company.


ITEM 10.       EXECUTIVE COMPENSATION


                                        Summary Compensation Table

Name and Principal                                                    All Other
Position                  Year        Salary          Bonus         Compensation
------------              ----       --------        -------        ------------
H W Peace II              1995       $103,750        $15,600        $17,880  (1)
President &               1994       $ 98,750        $15,500        $17,146  (1)
Chief Exec.               1993       $ 95,000        $10,500        $15,825  (1)
Officer

               (1) Represents the value of 1,052 shares for 1995, 1,079 shares for 1994 and 1,217 shares for 1993 of Company stock contri-buted to the Panhandle Employee Stock Ownership Plan (ESOP) on Mr. Peace's behalf. The ESOP is a defined contribution plan, non-voluntary and non- contributory and serves as the retirement plan for the Company's employees. Contributions are at the discretion of the board of directors and, to date, all contributions have been made in shares of Company stock. Contributions are allocated to all participants in proportion to their salaries for the plan year and 100% vesting occurs after three years' of service.


                                     (32)

               DIRECTORS FEES

               Outside directors of the Company are paid $750 plus travel expenses for attending each meeting of the board of directors and $200 for each committee meeting of the board. Any director who travels in excess of 50 miles to attend a meeting receives an additional $100 for each meeting. Effective November 1, 1994 outside directors can elect to be included in the Panhandle Royalty Company Deferred Compensation Plan For Non-Employee Directors (the "Plan"). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These unissued shares are credited to each director's deferred fee account at the fair market value of the shares on the date of the meeting. Upon retirement, termination or death of the director, or upon a change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the directors' discretion, at the fair market value of the shares on the conversion date, as defined.

               In addition to the above, Dean Brown, chairman of the board of directors, who is not an employee of the Company, is entitled to receive a $100 per hour fee for time spent, other than board or committee meetings, on Company business. During fiscal 1995 and 1994, no payments were made to Mr. Brown under this arrangement.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               As of December 4, 1995, no person or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, was known to Panhandle to be the beneficial owner of more than five percent of the outstanding shares of Panhandle's class A common stock.

               SECURITY OWNERSHIP OF MANAGEMENT

               The following table sets forth, as of September 30, 1995, all shares of class A common stock held beneficially, directly or indirectly by each director and by all directors and officers as a group.

                            Amount And Nature Of            Percent Of
        Name                Beneficial Ownership              Class
---------------------       -------------------------       ----------
Dean Brown (A)              1,250 shares, sole voting             *
                            and investment powers

Michael A. Cawley (B)       100 shares, sole voting               *
                            and investment powers

Sam J. Cerny (C)            100 shares, sole voting               *
                            and investment powers





                                     (33)

E. Chris Kauffman (D)       3,100 shares, shared voting           *
                            and investment powers

H W Peace II (E)            5,635 shares, shared voting           *
                            and investment powers

Robert A. Reece (F)         5,848 shares, sole voting             *
                            and investment powers

Jerry L. Smith (G)          7,024 shares, sole voting            1.0%
                            and investment powers

All directors and           7,656 shares, shared                 1.1%
officers as a               voting and investment
group (9 persons)           powers

                            23,366 shares, sole voting            3.4%
                            and investment powers

                            31,022 shares total                   4.6%

                                * less than 1.0%

(A)  5550 N. Francis, Oklahoma City, OK  73118
(B)  P.O. Box 2180, Ardmore, OK  73402
(C)  3330 Liberty Twr, 100 N. Broadway, Okla. City, OK  73102
(D)  701 N.W. 63rd Street - Suite #200, Okla. City, OK  73116
(E)  5400 N.W. Grand Blvd - Suite #210, Okla. City, OK  73112
(F)  6403 N. Grand Blvd.  - Suite #204, Okla. City, OK  73116
(G)  5944 Luther Lane - Suite #401, Dallas, TX  75225


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                         N O N E



ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

               ( 3) Articles of Incorporation (Incorporated by reference to Exhibit attached to Form 10 filed January 27, 1980, and to Forms 8-K dated June 1, 1982 and December 3, 1982)

                          By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

               ( 4) Instruments defining the rights of security holders (Incorporated by reference to Articles of Incorporation and By-Laws listed above)





                                     (34)

               (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

               (22)       Subsidiaries of the Registrant

               (27)       Financial Data Schedule



               REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1995.





                                     (35)

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PANHANDLE ROYALTY COMPANY


                                        By:  /s/ H W Peace II
                                             -----------------------------------
                                             H W Peace II, Chief
                                             Executive Officer,
                                             President, Director

                                        Date:  December 15, 1995
                                               ---------------------------------

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Dean Brown                           /s/ E. Chris Kauffman
-----------------------------            -----------------------------
Dean Brown, Chairman of Board            E. Chris Kauffman, Director

Date    December 15, 1995                Date    December 15, 1995
     ------------------------                 ------------------------


    /s/ Robert A. Reece                      /s/ Jerry L. Smith
-----------------------------            -----------------------------
Robert A. Reece, Director                Jerry L. Smith, Director

Date    December 15, 1995                Date    December 15, 1995
     ------------------------                 ------------------------


    /s/ Sam J. Cerny                         /s/ Michael A. Cawley
-----------------------------            -----------------------------
Sam J. Cerny, Director                   Michael A. Cawley, Director

Date    December 15, 1995                Date    December 15, 1995
     ------------------------                 ------------------------


      /s/ Michael C. Coffman
-----------------------------------
Michael C. Coffman, Vice President
Treasurer and Secretary
(Principal Financial and Accounting
 Officer)

Date    December 15, 1995
     ------------------------------




                                     (36)

                                EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION


      3 Articles of Incorporation (Incorporated by reference to Exhibit attached to Form 10 filed January 27, 1980, and to Forms 8-K dated June 1, 1982 and December 3, 1982)

                          By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

      4 Instruments defining the rights of security holders (Incorporated by reference to Articles of Incorporation and By-Laws listed above)

     10 Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

     22                   Subsidiaries of the Registrant

     27                   Financial Data Schedule