Form 10QSB
period 1995-12-31
PANHANDLE ROYALTY CO
filed 1996-02-14
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(  X  )          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended             December 31, 1995
                     ----------------------------------------

(     )          Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                       to
                               ----------------------    -----------------------

Commission File Number                 0-9116
                       ---------------------------------------------------------

                        PANHANDLE ROYALTY COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           OKLAHOMA                                      73-1055775
-----------------------------------        -------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

Grand Centre Suite 210, 5400 NW Grand Blvd., Okla. City, Oklahoma 73112
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

Outstanding shares of Class A Common stock (voting) at February 5, 1996:
  675,064
-----------

                                     INDEX


                                                                            Page



Part I.          Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets -
                 December 31, 1995 (unaudited) and
                 September 30, 1995..................................          1

                 Condensed Consolidated Statements of Income -
                 Three months ended
                 December 31, 1995 and 1994 (unaudited)..............          2

                 Condensed Consolidated Statements of Cash Flows -
                 Three months ended December 31, 1995 and 1994
                 (unaudited).........................................          3

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited) .............................          4

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations.................          4

Part II.         Other Information

Item 6.          Exhibits and reports on Form 8-K....................          6

                         PART I.  FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at December 31, 1995 is unaudited)



                                                                                     December 31,          September 30,
     ASSETS                                                                             1995                    1995
     ------                                                                        --------------         --------------
Current Assets:
     Cash and cash equivalents                                                     $      637,759         $      443,862
     Oil and gas sales and other receivables                                              664,800                587,911
     Prepaid expenses                                                                      15,579                  2,221
                                                                                   --------------         --------------
                 Total current assets                                                   1,318,138              1,033,994

Properties and equipment, at cost, based
   on successful efforts accounting                                                    21,442,796             18,944,202

        Less accumulated depreciation,
           depletion and amortization                                                  12,574,752             12,328,527
                                                                                   --------------          -------------

                 Net properties and equipment                                           8,868,044              6,615,675

Other assets                                                                              107,716                107,716
                                                                                   --------------          -------------
                                                                                   $   10,293,898          $   7,757,385
                                                                                   ==============          =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable, accrued liabilities
        and gas imbalance liability                                                $     372,226          $    147,421
     Dividends payable                                                                    62,684                62,088
     Income taxes payable                                                                 61,850                    --
     Deferred income taxes                                                               203,000               203,000
                                                                                   -------------          ------------

                 Total current liabilities                                               699,760               412,509

Long-term debt                                                                         2,000,000                    --

Deferred income taxes                                                                    710,000               710,000

Stockholders' equity:
     Class A voting common stock, $.10 par
                 value; 1,000,000 shares authorized,
                 679,586 issued and outstanding at
                 December 31, 1995 and 679,642 at
                 September 30, 1995                                                        67,959               67,964
     Capital in excess of par value                                                       399,396              400,334
     Retained earnings                                                                  6,416,783            6,166,578
                                                                                   --------------         ------------

                 Total stockholders' equity                                             6,884,138            6,634,876
                                                                                   --------------        -------------

                                                                                   $   10,293,898        $   7,757,385
                                                                                   ==============        =============



                            (See accompanying notes)

                                      (1)

                          PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)


                                                                        Three Months Ended Dec. 31,
                                                                    ---------------------------------
                                                                       1995                  1994
                                                                    -----------          ------------
Revenues:
     Oil and gas sales                                              $ 1,178,810           $   676,200
     Lease bonuses and rentals                                            1,800                10,339
     Interest                                                             6,052                12,292
     Other                                                                  787                   383
                                                                    -----------           -----------

                                                                      1,187,449               699,214

Costs and expenses:
     Lease operating expenses,
        production taxes                                                225,507               148,069
     Dry hole costs                                                      12,838                29,476
     Depreciation, depletion
        and amortization                                                246,225               160,068
     General & administrative                                           263,058               245,159
     Interest expense                                                    23,237                    --
                                                                    -----------           -----------
                                                                        770,865               582,772
                                                                    -----------           -----------


Income before provision
     for income taxes                                                   416,584               116,442

Provision for income taxes                                               64,500                    --
                                                                    -----------           -----------

Net Income                                                          $   352,084           $   116,442
                                                                    ===========           ===========

Net income per share
     of common stock                                                $       .52           $       .17
                                                                    ===========           ===========

Dividends declared per share
     of common stock                                                $       .15           $       .15
                                                                    ===========           ===========

Weighted average
     shares outstanding                                                 679,628               678,000
                                                                    ===========           ===========





                            (See accompanying notes)




                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                        Three months ended Dec. 31,
                                                                    --------------------------------
                                                                       1995                 1994
                                                                    ----------           -----------
Cash flows from operating activities:

     Net income                                                     $  352,084            $  116,442
     Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation, depletion and amortization                           246,225               160,068
     Cash provided (used) by changes in assets
        and liabilities:
     Oil and gas sales and other receivables                        (   76,889)           (    1,245)
     Prepaid expenses and other assets                              (   13,358)                   --
     Income taxes payable                                               61,850            (   11,327)
     Accounts payable, accrued liabilities
        and dividends payable                                          225,401            (   13,776)
                                                                    ----------            ----------
    Total adjustments                                                  443,229               133,720
                                                                    ----------            ----------

     Net cash provided by operating activities                         795,313               250,162


Cash flows from investing activities:
     Purchases of and development of
        properties and equipment                                    (2,498,594)           (  367,433)
                                                                    ----------            ----------
     Net cash used in investing
        activities                                                  (2,498,594)           (  367,433)


Cash flows from financing activities:
     Loan proceeds                                                   2,100,000                    --
     Payment of loan principal                                      (  100,000)                   --
     Acquisition of the
        Company's common shares                                     (      943)           (    2,189)
     Payment of dividends                                           (  101,879)           (  101,996)
                                                                     ---------            ----------
        Net cash provided (used)
           in financing activities                                   1,897,178            (  104,185)
                                                                    ----------            ----------
     Increase (decrease) in cash and cash equivalents                  193,897            (  221,456)
     Cash and cash equivalents at beginning of period                  443,862             1,099,668
                                                                    ----------            ----------
     Cash and cash equivalents at end of period                     $  637,759            $  878,212
                                                                    ==========            ==========




                            (See accompanying notes)





                                      (3)

                           PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the three-month periods ended December 31, 1995 and 1994 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. Earnings per share of common stock are computed using the weighted average number of shares outstanding during the period.

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 1998. At February 14, 1996, the Company had $1,850,000 outstanding under the facility.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, working capital was $618,378 as compared to $621,485 at September 30, 1995. Cash and cash equivalents were $637,758 at December 31, 1995 as compared to $443,862 at September 30, 1995. Cash flow provided by operating activities for the quarter ended December 31, 1995 was $795,312 as compared to $250,162 for the quarter ended December 31, 1994. The increase in cash and cash flow provided by operating activities is the result of substantially increased oil and gas sales revenues in the fiscal 1996 quarter as compared to the 1995 quarter.

     The Company continued to increase its expenditures for the purchase of and development of its oil and gas properties. Expenditures for the first quarter of fiscal 1996 amounted to $2,498,594 as compared to $367,433 for the first quarter of fiscal 1995. $2,100,000 of the 1996 expenditures were funded by accessing the Company's line-of-credit with its bank. The remaining $398,594 was funded by internally generated cash flow. The majority of the funds expended were to purchase a 50% interest in 65,632 net mineral acres located mainly in Oklahoma and Texas. These properties were purchased at a cost of $2,115,115 and are principally non-producing, but will add approximately $150,000 to cash flow during fiscal 1996 before consideration of interest expense on the loan. The Company intends to actively pursue development of these properties by participating in the drilling of wells on the properties, which should generate additional cash flow from oil and gas sales.

     At December 31, 1995 the Company had commitments for ongoing and proposed drilling and equipment costs on new wells totaling $798,000. These costs, as well as Company operating costs for the remaining three quarters of fiscal 1996, are expected to be paid from cash flow and available working capital. In addition, the Company anticipates having sufficient cash available to make substantial principal payments on the bank line-of-credit. However, as the principal amount of the line-of-credit is not due and payable until January 1998, should cash flow be lower than expectations, principal payments could be scaled back.

                                      (4)

     Recent winter weather has increased natural gas sales prices and created an increased demand for natural gas. The increased gas prices and gas production is expected to last into the spring months, and coupled with continuing increases in oil production, should translate into increased cash flow in fiscal 1996 over 1995 levels.


     RESULTS OF OPERATIONS

     Oil and gas sales revenues increased $502,610 to $1,178,810 for the quarter ended December 31, 1995 as compared to $676,200 for the quarter ended December 31, 1994. This increase is principally the result of significantly increased oil sales volumes along with increased gas sales volumes and a higher average gas sales price. The chart below outlines the Company's production and average sales prices for oil and natural gas in the first quarters of fiscal 1996 and 1995.

                                                     PRODUCTION
                                      ----------------------------------------
                                             OIL                  GAS
                                      ------------------   -------------------
                                      Total     Average     Total     Average
                                       Bbls    Price/Bbl     MCF     Price/MCF
                                      ------   ---------   -------   ---------
Quarter ended 12/31/95                36,811   $   17.36   349,736   $    1.50
Quarter ended 12/32/94                14,191   $   16.68   315,838   $    1.39

     The 22,620 barrel increase in oil production for the first fiscal 1996 quarter over the first fiscal 1995 quarter is the direct result of new wells coming on line in the Dagger Draw field of New Mexico. This field is the Company's largest oil producing field, and there continues to be further drilling in the field. Oil production for the remainder of fiscal 1996 should be increased over fiscal 1995 levels as production from this field continues to increase. Additional wells are currently being drilled in the field.
Increased gas sales volumes and gas sales prices are the result of the winter weather experienced thus far in fiscal 1996 and, as discussed earlier, these increases are expected to continue at least into the second and third quarters of fiscal 1996.

     Costs and expenses increased $188,093 in the 1996 quarter to $770,865 as compared to $582,772 in the 1995 quarter. Lease operating expenses, production taxes and seismic costs increased $77,438 in the 1996 period as compared to the 1995 period. This increase was attributable to increased gross production taxes paid on the increased oil and gas sales revenues, and in addition, lease operating expenses increased as a result of expenses incurred on certain well workovers during the period. As the Company continues to participate in the drilling of additional working interest wells, lease operating expense will increase as new wells go on-line.

     The Company computes depreciation, depletion and amortization costs (DD&A) using the units of production method, thus DD&A, in the 1996 quarter, was higher as production volumes were substantially larger than in the 1995 quarter. Interest expense was $23,237 in the 1996 quarter as compared to $0 in the 1995 quarter. The Company paid interest on the $2,100,000 borrowed in November 1995 but had no debt in the first quarter of fiscal 1995.

     The provision for income taxes in fiscal 1996 continues to be favorably affected by tax credits available for the production of "tight gas sands" natural gas. The Company's first quarter 1996 income before the provision for income taxes was substantially increased over the 1995 amount, thus the provision for income taxes was increased. The above-mentioned tax credits will not offset the entire expected provision for income taxes during fiscal 1996.




                                      (5)

     Net earnings in the 1996 first quarter were $ .52 per share as compared to $ .17 per share for the 1995 quarter. The increase was a function of increased oil and gas sales revenues, as discussed earlier, offset somewhat by increased costs and expenses. As natural gas prices are expected to remain somewhat higher than fiscal 1995 levels and oil production volumes are expected to remain at an increased level for fiscal 1996, management expects 1996 financial results to continue to outpace those recorded in fiscal 1995. However, should several of the Company's exploratory drilling projects result in dry holes, earnings would be negatively impacted, but cash flow would not be substantially affected.


PART II.  OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits - Exhibit 27 -- Financial Data Schedule

              (b) FORM 8-K was filed on November 29, 1995 reporting the Company had acquired a 50% interest in 65,632 net mineral acres at a cost of $2,115,115.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PANHANDLE ROYALTY COMPANY

February 14, 1996                               /s/ H W Peace II
-----------------                            ----------------------------------
Date                                         H. W. Peace II, President


February 14, 1996                               /s/ Michael C. Coffman
-----------------                            -----------------------------------
Date                                         Michael C. Coffman, Vice President,
                                             Secretary and Treasurer





                                      (6)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule