Form 10QSB
period 1996-03-31
PANHANDLE ROYALTY CO
filed 1996-05-14
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(  X  )          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended               March 31, 1996
                    -------------------------------------------

(     )          Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                    to
                               ------------------    ---------------------

Commission File Number                 0-9116
                      ----------------------------------------------------------

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


Grand Centre Suite 210, 5400 NW Grand Blvd., Okla. City, Oklahoma 73112
- --------------------------------------------------------------------------------
 (Address of principal executive offices)

Registrant's telephone number including area code  (405) 948-1560
                                                 -------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                               x   Yes        No
                                              ---        ---

Outstanding shares of Class A Common stock (voting) at May 6, 1996:   675,020
                                                                   -------------

                                     INDEX


                                                                        Page
Part I.          Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets -
                 March 31, 1996 (unaudited) and
                 September 30, 1995..................................    1

                 Condensed Consolidated Statements of Income -
                 Three months and Six Months ended
                 March 31, 1996 and 1995 (unaudited).................    2

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months ended March 31, 1996 and 1995
                 (unaudited).........................................    3

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited) .............................    4

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations.................    4

Part II.         Other Information

Item 4.          Submission of matters to
                 a vote of security holders..........................    7

Item 6.          Exhibits and reports on Form 8-K....................    7

                         PART I.  FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 1996 is unaudited)




                                                                              March 31,         September 30,
     ASSETS                                                                     1996                1995
     ------                                                                --------------       -------------
Current Assets:
  Cash and cash equivalents                                                $     651,630        $   443,862
  Oil and gas sales and other receivables                                        774,535            587,911
  Prepaid expenses                                                                15,580              2,221
                                                                           -------------        -----------

          Total current assets                                                 1,441,745          1,033,994

Properties and equipment, at cost, based
   on successful efforts accounting                                           21,761,666         18,944,202

     Less accumulated depreciation,
        depletion and amortization                                            12,892,345         12,328,527
                                                                           -------------        -----------

          Net properties and equipment                                         8,869,321          6,615,675

Other assets                                                                     107,716            107,716
                                                                           -------------        -----------
                                                                           $  10,418,782        $ 7,757,385
                                                                           =============        ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Accounts payable, accrued liabilities
     and gas imbalance liability                                           $     350,121        $   147,421
  Dividends payable                                                               63,372             62,088
  Income taxes payable                                                           156,850                 --
  Deferred income taxes                                                          203,000            203,000
                                                                           -------------        -----------

          Total current liabilities                                              773,343            412,509

Long-term debt                                                                 1,650,000                 --

Deferred income taxes                                                            710,000            710,000

Stockholders' equity:
  Class A voting common stock, $.10 par
          value; 1,000,000 shares authorized,
          679,449 issued and outstanding at
          March 31, 1996 and 679,642 at
          September 30, 1995                                                      67,945             67,964
  Capital in excess of par value                                                 397,123            400,334
  Retained earnings                                                            6,820,371          6,166,578
                                                                           -------------        -----------

          Total stockholders' equity                                           7,285,439          6,634,876
                                                                           -------------        -----------

                                                                           $  10,418,782        $ 7,757,385
                                                                           =============        ===========


                            (See accompanying notes)

                                      (1)

                           PANHANDLE ROYALTY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                       Three Months Ended Mar. 31            Six Months Ended Mar. 31
                                                   ------------------------------------   ------------------------------
                                                          1996                1995              1996           1995
                                                   -----------------   ----------------   ---------------   ------------
Revenues:
     Oil and gas sales                             $       1,519,977   $        687,442   $     2,698,787   $  1,363,642
     Lease bonuses and rentals                                 6,757             (2,327)            8,557          8,012
     Interest                                                  5,973             13,868            12,025         26,160
     Other                                                       300              6,698             1,087          7,081
                                                   -----------------   ----------------   ---------------   ------------
                                                           1,533,007            705,681         2,720,456      1,404,895

Costs and expenses:
     Lease operating expenses,
        production taxes                                     253,122            157,381           478,629        305,450
     Dry hole costs                                           65,294            163,055            78,132        192,531
     Depreciation, depletion
        and amortization                                     317,593            184,519           563,818        344,587
     General & administrative                                221,693            184,523           484,751        429,682
     Interest expense                                         39,624                 --            62,861             --
                                                   -----------------   ----------------   ---------------   ------------
                                                             897,326            689,478         1,668,191      1,272,250
                                                   -----------------   ----------------   ---------------   ------------

Income before provision
     for income taxes                                        635,681             16,203         1,052,265        132,645

Provision for income taxes                                   130,000                 --           194,500             --
                                                   -----------------   ----------------   ---------------   ------------

Net Income                                         $         505,681   $         16,203   $       857,765   $    132,645
                                                   =================   ================   ===============   ============

Net income per share
     of common stock                               $             .74   $            .02   $          1.26   $        .20
                                                   =================   ================   ===============   ============

Dividends declared per share
     of common stock                               $             .15   $            .15   $           .30   $        .30
                                                   =================   ================   ===============   ============

Weighted average
     shares outstanding                                      679,460            677,424           679,531        677,702
                                                   =================   ================   ===============   ============


                            (See accompanying notes)

                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                           Six months ended March 31,
                                                                          ----------------------------
                                                                             1996            1995
                                                                          -----------     ------------
Cash flows from operating activities:

     Net income                                                           $  857,765       $  132,645
     Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation, depletion and amortization                                 563,818          344,587
     Cash provided (used) by changes in assets
        and liabilities:
     Oil and gas sales and other receivables                                (186,624)          41,272
     Prepaid expenses and other assets                                       (13,359)         (29,359)
     Income taxes payable                                                    156,850          (42,986)
     Accounts payable, accrued liabilities
        and dividends payable                                                203,984           46,355
                                                                          ----------       ----------
    Total adjustments                                                        724,669          359,869
                                                                          ----------       ----------

     Net cash provided by operating activities                             1,582,434          492,514


Cash flows from investing activities:
     Purchases of and development of
        properties and equipment                                          (2,817,464)        (611,607)
                                                                          ----------       ----------
     Net cash used in investing
        activities                                                        (2,817,464)        (611,607)

Cash flows from financing activities:
     Loan proceeds                                                         2,100,000               --
     Payment of loan principal                                              (450,000)              --
     Acquisition of the
        Company's common shares                                               (3,230)         (26,033)
     Payment of dividends                                                   (203,972)        (204,739)
                                                                          ----------       ----------
        Net cash provided (used)
           in financing activities                                         1,442,798         (230,772)
                                                                          ----------       ----------
     Increase (decrease) in cash and cash equivalents                        207,768         (349,865)
     Cash and cash equivalents at beginning of period                        443,862        1,099,668
                                                                          ----------       ----------
     Cash and cash equivalents at end of period                           $  651,630       $  749,803
                                                                          ==========       ==========

Supplemental disclosures of cash flow information:
Interest paid                                                             $   62,861       $    4,598
Income taxes paid                                                             67,650           81,373
                                                                          ----------       ----------
                                                                          $  130,511       $   85,971
                                                                          ==========       ==========

                            (See accompanying notes)

                                      (3)

                           PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the three-month and six-month periods ended March 31, 1996 and 1995 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. Earnings per share of common stock are computed using the weighted average number of shares outstanding during the period.

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 1998. At May 6, 1996, the Company had $1,550,000 outstanding under the facility.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, working capital was $668,402 as compared to $621,485 at September 30, 1995. Cash and cash equivalent were $651,630 as compared to $443,862 at September 30, 1995. Cash flow provided by operating activities for the six-month period ended March 31, 1996 was $1,582,434 as compared to $492,514 for the six-month period ended March 31, 1995. The increase in cash flow is the result of increased oil and gas sales revenues in the 1996 period as compared to the 1995 period.

     The Company continues to increase its expenditures for the purchase of and development of its oil and gas properties. Expenditures for the 1996 six-month period totaled $2,817,464 as compared to $611,607 in the comparable 1995 period. $2,115,000 of the 1996 expenditues were used to purchase a 50% interest in 65,632 net mineral acres located principally in Oklahoma and Texas. This purchase was funded by accessing the Company's line-of-credit for $2,100,000. The properties are principally non-producing, however they should add approximately $150,000 to cash flow during fiscal 1996, before consideration of interest expense on the loan. The Company intends to actively pursue development of these properties by participating in drilling of additional wells on the properties.

     At March 31, 1996 the Company had commitments for ongoing and proposed drilling and equipment costs on new wells totaling $782,000. These costs, as well as Company operating costs for the remaining six months of fiscal 1996 are expected to be funded from cash flow and available working capital. In addition, the Company anticipates having sufficient cash available to make substantial principal payments on the bank line-of-credit. However, as the principal amount of the line-of-credit is not due and payable until 1998, should cash flow be lower than expectations, principal payments could be scaled back.




                                      (4)

     RESULTS OF OPERATIONS

     Revenues increased substantially for both the three-month and six-month periods ended March 31, 1996 as compared to the comparable periods in 1995. The increases were the result of oil and gas sales revenues increasing $832,535, 121%, for the three-month period and $1,335,145, 98%, for the six-month period. The increases are the result of increased sales volumes and sales prices for both natural gas and oil.

     The chart below outlines the Company's production and average sales prices for oil and natural gas for the three- month and six-month periods of fiscal 1995 and 1996.

                                                        BARRELS     AVERAGE           MCF          AVG
                                                         SOLD        PRICE            SOLD        PRICE
                                                        -------   ------------      --------   ----------
Three months ended 03/31/96                             36,637    $     18.86       424,641    $     1.99
Three months ended 03/31/95                             15,649    $     17.00       275,226    $     1.54
Six months ended 03/31/96                               73,448    $     18.18       774,377    $     1.79
Six months ended 03/31/95                               29,840    $     16.84       591,064    $     1.46

       The increases in sales volumes and sales prices of natural gas are principally due to the cold winter and the resulting increased demand for natural gas. The increase in oil sales volume continues to be in large part the result of new wells coming on line in the Daggar Draw Field of New Mexico. This field is the Company's largest oil producing field, and there continues to be development drilling in the field. The Company anticipates several additional wells will be completed and begin producing in the field during the last half of fiscal 1996. Also adding somewhat to this oil volume increase were increases in West Texas reef and Louisiana Wilcox sand production. Management expects oil production volumes and gas production volumes to remain relatively stable for the remainder of fiscal 1996.

       Costs and expenses increased $207,848 in the 1996 quarter as compared to the 1995 quarter and increased $395,941 in the 1996 six-month period as compared to the 1995 six-month period. In both the three-month and six-month periods of 1996 lease operating expenses and production taxes, depreciation, depletion and amortization (DD&A), general and administrative costs and interest expense all increased, while dry hole costs decreased.

       Lease operating expenses and production taxes were higher due to the severence taxes paid on the increased oil and gas sales revenues in each period. In addition, workover costs in the 1996 periods on wells in Louisiana and New Mexico increased lease operating costs. DD&A increased in the 1996 period as the Company computes DD&A on the units of production method, which caused increased DD&A costs when production levels increased in 1996. In addition, several wells were deemed marginal producers in 1996 and DD&A rates were increased on those wells.

       General and administrative costs increased due to increased salary levels, increased legal costs and higher insurance costs. Interest expense was increased in the 1996 periods as the Company borrowed $2,100,000 in the first quarter of fiscal 1996 to make the property acquisition discussed above. Until that time, the Company had no debt. Management expects costs and expenses will remain higher than 1995 levels for the remainder of fiscal 1996.

       Dry hole costs were the only costs lower in fiscal 1996 than 1995. These costs will vary from quarter to quarter. The Company will continue drilling exploratory wells, which, if nonproductive result in dry hole costs.



                                      (5)

       The provision for income taxes in the 1996 periods were substantially higher due to the significant increase in income before taxes. However, the provision for taxes continues to be favorably affected by tax credits available from the production of "tight gas sands" natural gas.

       Net income and net income per share were both substantially increased for the three-month and six-month periods of 1996, as compared to the 1995 periods. The increases are a result of increased oil and gas sales volumes and sales prices, somewhat offset by increased costs and expenses. Sales volumes are expected to remain at an increased level for both natural gas and oil for the remainder of fiscal 1996. Thus, management expects financial results to continue to show improvement over 1995 levels. However, should any of the Company's exploratory drilling projects result in dry holes, earnings would be negatively impacted, as the drilling costs would be expensed as dry hole costs.





                                      (6)

                          PART II.  OTHER INFORMATION



Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The annual meeting of shareholders was held on February 23, 1996.

              (b) Three directors were elected at the meeting. Also, ratification of the selection of Ernst & Young LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:


                                                                           VOTES
                                                            ---------------------------------
                                                              For        Against     Withheld
                                                            -------      -------     --------
                       Directors
                       ---------
                            H W Peace II                      724                         29
                            Robert A. Reece                   725                         28
                            Jerry L. Smith                    724                         29

                       Auditors
                       --------
                            Ernst & Young LLP                 720           3             30


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits - Exhibit 27 -- Financial Data Schedule

              (b) There were no reports on FORM 8-K filed for the three months ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PANHANDLE ROYALTY COMPANY

  May 14, 1996                                   /s/ H W Peace II
- -----------------                            -----------------------------------
Date                                         H. W. Peace II, President

  May 14, 1996                                  /s/ Michael C. Coffman
- -----------------                            -----------------------------------
Date                                         Michael C. Coffman, Vice President,
                                             Chief Financial Officer and
                                             Secretary and Treasurer





                                      (7)