Form 10QSB
period 1996-06-30
PANHANDLE ROYALTY CO
filed 1996-08-12
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(  X  )       Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended        June 30, 1996
                    -------------------------------------------

(     )       Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                    to
                               ------------------    -------------------

Commission File Number                 0-9116
                       ---------------------------------------------------------

                          PANHANDLE ROYALTY COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             OKLAHOMA                                       73-1055775
- -----------------------------------           ----------------------------------
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

                                        x   Yes            No
                                       ---            ---

Outstanding shares of Class A Common stock (voting) at August 2, 1996:  675,020
                                                                      ----------

                                     INDEX


                                                                              Page
Part I.       Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 1996 (unaudited) and
              September 30, 1995..................................             1

              Condensed Consolidated Statements of Income -
              Three months and Nine Months ended
              June 30, 1996 and 1995 (unaudited)..................             2

              Condensed Consolidated Statements of Cash Flows -
              Nine Months ended June 30, 1996 and 1995
              (unaudited).........................................             3

              Notes to Condensed Consolidated Financial
              Statements (unaudited) .............................             4

Item 2.       Management's discussion and analysis of financial
              condition and results of operations.................             4

Part II.      Other Information

Item 6.       Exhibits and reports on Form 8-K....................             6

                         PART I.  FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at June 30, 1996 is unaudited)


                                                                                     June 30,             September 30,
     ASSETS                                                                           1996                     1995
     ------                                                                    ------------------         --------------
Current Assets:
     Cash and cash equivalents                                                 $          690,352         $      443,862
     Oil and gas sales and other receivables                                              773,303                587,911
     Prepaid expenses                                                                      12,662                  2,221
                                                                               ------------------         --------------

                 Total current assets                                                   1,476,317              1,033,994

Properties and equipment, at cost, based
     on successful efforts accounting:
                 Producing Oil and Gas Properties                                       4,906,703              3,480,998
                 Nonproducing Oil and Gas Properties                                   17,102,384             15,285,738
                 Other                                                                    183,959                177,466

     Less accumulated depreciation,
        depletion and amortization                                                     13,311,070             12,328,527
                                                                               ------------------         --------------

Net properties and equipment                                                            8,881,976              6,615,675

Other assets                                                                              107,716                107,716
                                                                               ------------------         --------------
                                                                               $       10,466,009         $    7,757,385
                                                                               ==================         ==============


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable, accrued liabilities
        and gas imbalance liability                                            $          296,890         $      147,421
     Dividends payable                                                                     28,306                 62,088
     Income taxes payable                                                                  50,000                     --
     Deferred income taxes                                                                203,000                203,000
                                                                               ------------------         --------------

                 Total current liabilities                                                578,196                412,509

Long-term debt                                                                          1,250,000                     --

Deferred income taxes                                                                     996,700                710,000

Stockholders' equity:
     Class A voting common stock, $.10 par
                 value; 1,000,000 shares authorized,
                 675,020 issued and outstanding at
                 June 30, 1996 and 679,642 at
                 September 30, 1995                                                        67,502                 67,964
     Capital in excess of par value                                                       324,592                400,334
     Retained earnings                                                                  7,249,019              6,166,578
                                                                               ------------------         --------------

                 Total stockholders' equity                                             7,641,113              6,634,876
                                                                               ------------------         --------------

                                                                               $       10,466,009         $    7,757,385
                                                                               ==================         ==============




                            (See accompanying notes)

                                      (1)

                           PANHANDLE ROYALTY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                   Three Months Ended June 30,              Nine Months Ended June 30,
                                           ----------------------------------------   ----------------------------------
                                                  1996                   1995               1996               1995
                                           -----------------      -----------------   ---------------    ---------------
Revenues:
     Oil and gas sales                     $       1,644,659      $         830,546   $     4,343,446    $    2,194,188
     Lease bonuses and rentals                         5,806                    389            14,363             8,401
     Interest                                          6,209                 12,510            18,234            38,670
     Other                                             7,275                    306             8,363             7,387
                                           -----------------      -----------------   ---------------    --------------
                                                   1,663,949                843,751         4,384,406         2,248,646

Costs and expenses:
     Lease operating expenses,
        production taxes                             265,244                184,037           743,873           489,487
     Dry hole costs                                   17,580                 54,615            95,712           247,146
     Depreciation, depletion
        and amortization                             418,725                154,003           982,543           498,590
     General & administrative                        179,706                168,484           664,457           595,135
     Interest Expense                                 32,493                    779            95,354             3,810
                                           -----------------      -----------------   ---------------    --------------
                                                     913,748                561,918         2,581,939         1,834,168

Income before provision
     for income taxes                                750,201                281,833         1,802,467           414,478
Provision for income taxes                           220,000                     --           414,500                --
                                           -----------------      -----------------   ---------------    --------------

Net Income                                 $         530,201      $         281,833   $     1,387,967    $      414,478
                                           =================      =================   ===============    ==============

Net income per share
     of common stock                       $             .78      $             .42   $          2.05    $          .61
                                           =================      =================   ===============    ==============

Dividends declared per share
     of common stock                       $             .15      $             .15   $           .45    $          .45
                                           =================      =================   ===============    ==============

Weighted average
     shares outstanding                              676,283                676,196           678,453           677,164
                                           =================      =================   ===============    ==============






                            (See accompanying notes)

                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                Nine Months ended June 30,
                                                                        ------------------------------------------
                                                                              1996                       1995
                                                                        ----------------         -----------------
Cash flows from operating activities:

     Net income                                                         $    1,387,967           $        414,478
     Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation, depletion and amortization                                   982,543                    498,590
     Cash provided (used) by changes in assets
        and liabilities:
     Oil and gas sales and other receivables                                 ( 185,392)                (   40,480)
     Prepaid expenses and other assets                                       (  10,441)                (   47,754)
     Income taxes payable                                                       50,000                 (   68,449)
     Deferred income taxes                                                     286,700                         --
     Accounts payable, accrued liabilities
        and dividends payable                                                  115,687                     45,654
                                                                        --------------           ----------------
    Total adjustments                                                        1,239,097                    387,561
                                                                        --------------           ----------------

     Net cash provided by operating activities                               2,627,064                    802,039


Cash flows from investing activities:
     Purchases of and development of
        properties and equipment                                            (3,248,844)                (1,084,192)
                                                                        --------------           ----------------
     Net cash used in investing
        activities                                                          (3,248,844)                (1,084,192)


Cash flows from financing activities:
     Loan proceeds                                                           2,100,000                         --
     Payment of loan principal                                              (  850,000)                        --
     Acquisition of the
        Company's common shares                                             (   76,204)                (   29,478)
     Payment of dividends                                                   (  305,526)                (  306,224)
                                                                        --------------           ----------------
        Net cash provided (used)
           in financing activities                                             868,270                 (  335,702)
                                                                        --------------           ----------------
     Increase (decrease) in cash and cash equivalents                          246,490                 (  617,855)
     Cash and cash equivalents at beginning of period                          443,862                  1,099,668
                                                                        --------------           ----------------
     Cash and cash equivalents at end of period                         $      690,352           $        481,813
                                                                        ==============           ================

Supplemental disclosures of cash flow information:
Interest paid                                                           $       95,354           $          3,810
Income taxes paid                                                       $       77,800           $         79,703
                                                                        --------------           ----------------

                                                                        $      173,154           $         83,513
                                                                        ==============           ================





                            (See accompanying notes)

                                      (3)

                           PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The consolidated results presented for the three-month and nine-month periods ended June 30, 1996 and 1995 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. Earnings per share of common stock are computed using the weighted average number of shares outstanding during the period. The Company purchased and retired 4,393 shares of stock during the third quarter. These were unclaimed shares resulting from the merger of New Mexico Osage Royalty Company into Panhandle in 1988.

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 1998. At August 5, 1996, the Company had $1,050,000 outstanding under the facility.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, working capital was $898,121 as compared to $621,485 at September 30, 1995. Cash and cash equivalents were $690,352 as compared to $443,862 at September 30, 1995. Cash flow provided by operating activities for the nine-month period ended June 30, 1996 was $2,627,064 as compared to $802,039 for the nine-month period ended June 30, 1996. The increase in cash flow is the result of increased oil and gas sales revenues in the 1996 period as compared to the 1995 period.

     The Company continues to increase its expenditures for the purchase of and development of its oil and gas properties. Expenditures for the 1996 nine-month period totaled $3,248,844 as compared to $1,084,192 in the comparable 1995 period. $2,115,000 of the 1996 expenditures were used to purchase a 50% interest in 65,632 net mineral acres located principally in Oklahoma and Texas. This purchase was funded by accessing the Company's line-of-credit for $2,100,000. The properties are principally non-producing, however they should add approximately $150,000 to cash flow during fiscal 1996, before consideration of interest expense on the loan. The Company intends to actively pursue development of these properties by participating in drilling of additional wells on the properties.

     At June 30, 1996 the Company had commitments for ongoing and proposed drilling and equipment costs on new wells totaling $871,000. These costs, as well as Company operating costs for the remaining three months of fiscal 1996 are expected to be funded from cash flow and available working capital. In addition, the Company anticipates having sufficient cash available to make substantial principal payments on the bank line-of-credit. However, as the principal amount of the line-of-credit is not due and payable until 1998, should cash flow be lower than expectations or should the Company make another large asset purchase, principal payments could be scaled back and/or the line of credit could be accessed. The Company feels the line of credit can be substantially increased over $2,500,000, if necessary.




                                      (4)

     RESULTS OF OPERATIONS

     Revenues increased substantially for both the three-month and nine-month periods ended June 30, 1996 as compared to the comparable periods in 1995. The increases were the result of oil and gas sales revenues increasing $814,113, 98%, for the three-month period and $2,149,258, 98%, for the nine-month period. The increases are the result of increased sales volumes and sales prices for both natural gas and oil.

     The chart below outlines the Company's production and average sales prices for oil and natural gas for the three- month and nine-month periods of fiscal 1995 and 1996.

                                                  BARRELS       AVERAGE           MCF             AVG
                                                   SOLD          PRICE            SOLD           PRICE
                                                  -------     ----------       ----------     -----------
Three months ended 06/30/96                        38,706     $   21.61          404,169      $     2.00
Three months ended 06/30/95                        23,879     $   18.25          281,211      $     1.42
Nine months ended 06/30/96                        112,154     $   19.36        1,178,546      $     1.86
Nine months ended 06/30/95                         53,719     $   17.47          872,580      $     1.44

       The increases in sales volumes and sales prices of natural gas are principally due to a cold winter in 1995-1996 and the resulting increased demand for natural gas. The increase in oil sales volume continues to be in large part the result of new wells coming on line in the Daggar Draw Field of New Mexico. This field is the Company's largest oil producing field, and there continues to be development drilling in the field. The Company anticipates additional wells will be completed and begin producing in the field during the next two years. Also adding somewhat to this oil volume increase were increases in West Texas reef and Louisiana Wilcox sand production. Management expects oil production volumes and gas production volumes to remain relatively stable for the remainder of fiscal 1996.

       Costs and expenses increased $351,830 in the 1996 quarter as compared to the 1995 quarter and increased $747,771 in the 1996 nine-month period as compared to the 1995 nine-month period. In both the three-month and nine-month periods of 1996 lease operating expenses and production taxes, depreciation, depletion and amortization (DD&A), general and administrative costs and interest expense all increased, while dry hole costs decreased.

       Lease operating expenses and production taxes were higher due to severence taxes paid on the increased oil and gas sales revenues in the 1996 periods. Workover costs in the 1996 periods on wells in Louisiana and New Mexico and the continuing increase in the number of working interest wells further increased lease operating costs. DD&A increased in the 1996 period as the Company computes DD&A on the units of production method, which caused increased DD&A costs as production levels increased in 1996. In addition, several wells were deemed marginal producers in 1996 and DD&A rates were increased on those wells.

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

       Net income and net income per share were both substantially increased for the three-month and nine-month periods of 1996, as compared to the 1995 periods. The increases are a result of increased oil and gas sales volumes and sales prices, somewhat offset by increased costs and expenses. Sales volumes are expected to remain at an increased level for both natural gas and oil and sales prices for gas and oil are expected to remain relatively stable for the remainder of fiscal 1996. Thus, management expects financial results to continue to show improvement over 1995 levels. However, should any of the Company's exploratory drilling projects result in dry holes or should gas and/or oil prices drop dramatically, earnings would be negatively impacted.



                          PART II.  OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits - Exhibit 27 -- Financial Data Schedule

              (b) There were no reports on FORM 8-K filed for the three months ended June 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PANHANDLE ROYALTY COMPANY

 August 12, 1996                          /s/ H W Peace II
- -----------------                     ------------------------------------
Date                                  H. W. Peace II, President

 August 12, 1996                         /s/ Michael C. Coffman
- -----------------                     ------------------------------------
Date                                  Michael C. Coffman, Vice President,
                                      Chief Financial Officer and
                                      Secretary and Treasurer




                                      (6)

                               INDEX TO EXHIBITS

Exhibit
  No.                                  Description
- -------                                -----------
EX-27                                  Financial Data Schedule