Form 10KSB
period 1996-09-30
PANHANDLE ROYALTY CO
filed 1996-12-23
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1996

Commission File Number:   0-9116

                           PANHANDLE ROYALTY COMPANY
            (Exact name of small business registrant in its charter)

           OKLAHOMA                                     73-1055775
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization )                     Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.             { X }

Registrant's revenues for fiscal year-end September 30, 1996, were $6,016,168.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at December 4, 1996, was $22,199,457. As of December 4, 1996, 677,846 class A common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE ..... NONE

                       T A B L E   O F   C O N T E N T S

PART I                                                                                                        PAGE
------                                                                                                        ----
Item  1.          Description of Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1-4

Item  2.          Description of Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4-10

Item  3.          Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Item  4.          Submission of Matters to a Vote of
                       Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

PART II
-------

Item  5.          Market for Common Equity and
                       Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-11

Item  6.          Management's Discussion and Analysis
                       or Plan of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11-14

Item  7.          Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14-31

Item  8.          Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

PART III
--------

Item  9.          Directors, Executive Officers, Promoters
                       and Control Persons; Compliance with
                       Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . .  32-34

Item 10.          Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34-35

Item 11.          Security Ownership of Certain Beneficial
                       Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35-36

Item 12.          Certain Relationships and Related
                       Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36

Item 13.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36-37

Exhibit 22          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Signature Page      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38


                                     ( i )

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

               FORWARD-LOOKING STATEMENTS

               Forward-looking statements for 1997 and later periods are made throughout this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to oil and natural gas price risk, environmental risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

               BUSINESS DEVELOPMENT

               Panhandle Royalty Company ("Panhandle" or the "Company") is an Oklahoma Corporation, organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. Panhandle's authorized and registered stock consisted of 100,000 shares of $1.00 par value class A common stock. In 1982, the Company split the stock on a 10-for-1 basis and reduced the par value to $.10, resulting in 1,000,000 shares of authorized class A common stock. Since its formation, the Company has been involved in the acquisition and management of mineral interests and the exploration for, and development of, oil and gas properties, principally involving wells located on the Company's mineral interests. Panhandle's mineral properties and other oil and gas interests are located primarily in Oklahoma, New Mexico and Texas. Properties are also located in twelve other states. The majority of the Company's oil and gas production is from wells located in the Anadarko Basin of western Oklahoma and the Dagger Draw Field in Eddy County, New Mexico. In 1988, the Company merged with New Mexico Osage Royalty Company, thus acquiring most of its New Mexico mineral interests. The Company's offices are located at Grand Centre Suite 210, 5400 N.W. Grand Blvd., Oklahoma City, OK 73112 (405)948-1560, FAX
(405)948-2038.

               BUSINESS OF ISSUER

               The majority of Panhandle's revenues are derived from the production and sale of oil and natural gas. See "Item 7 - Financial Statements". The Company's oil and gas holdings, including its mineral interests and its interests in producing wells, both working interests and royalty interests, are centered in Oklahoma with increasingly more activity, in recent years, in New Mexico and Texas. See "Item 2 - Description of Properties". Exploration and development of the Company's oil and gas properties is conducted in association with operating oil and gas companies, including major and independent companies. The Company does not operate any of its oil and gas





                                      (1)
properties. Drilling operations have been active the last four years with wells drilled on the Company's mineral properties and on third party drilling prospects. A large percentage of the Company's recent drilling participations have been on properties in which the Company has mineral interests and in many cases already owns an interest in a producing well in the unit. This "increased density" drilling has accounted for a majority of the successful gas wells completed in the last four years and has added significant gas reserves for the Company. The Company has also been actively acquiring additional mineral interest properties the last five years. On November 17, 1995 the Company acquired a 50% interest in 65,632 net mineral acres from Petrocorp, Incorporated. These mineral interests are primarily located in Oklahoma and Texas and also in eleven other states, and are primarily non-producing properties. Included however, were small royalty interests in approximately 170 producing wells and working interests in 5 producing wells. See "Item 7 - Financial Statements, Note 7". Several of the mineral properties purchased the last four years have been in areas where the Company had no mineral holdings, thus expanding the Company's area of interest.

               PRINCIPAL PRODUCTS AND MARKETS

               The Company's principal products are crude oil and natural gas. These products are sold to various purchasers, including pipeline companies, which are generally located in and service the areas where the Company's producing wells are located. The Company does not act as operator for any of the properties in which it owns an interest, thus it relies on the operating expertise of numerous companies that operate in the area where the Company owns mineral interests. This expertise includes drilling operations and completions, producing well operations and, in some cases, the marketing or purchasing of the well's production. Natural gas sales are contracted by either the Company or the well operator and are contracted principally on a monthly basis with third party gas marketers and pipeline companies. Payment for gas sold is received either from the contracted purchasers or the well operator. Crude oil sales are generally handled by the well operator and payment for oil sold is received from the well operator or from the crude oil purchaser.

               COMPETITIVE BUSINESS CONDITIONS

               The oil and gas industry is highly competitive, both in the search for new oil and gas reserves and the marketing of the production from wells. There are many factors affecting Panhandle's competitive position and the market for its products which are beyond its control. Some of these factors are quantity and price of foreign oil imports, changes in prices received for its oil and gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of oil and gas sales. Changes in existing economic conditions and actions taken by OPEC and other oil-producing countries have dramatic influence on the price Panhandle receives for its oil and, to some extent, gas production. The Company relies heavily on companies with greater resources, staff, equipment, research, and experience for operation of wells and the development and drilling of subsurface prospects. The Company uses its strong financial





                                      (2)
base and its mineral property ownership to participate in drilling operations with these larger companies. This method allows the Company to effectively compete in drilling operations it could not undertake on its own due to financial and personnel limits and to maintain low overhead costs.

               SOURCES AND AVAILABILITY OF RAW MATERIALS

               The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's mineral properties and these mineral properties may be considered a raw material to its business. The production and sale of oil and natural gas from the Company's oil and gas properties is essential to provide the cash flow necessary to sustain the ongoing viability of the Company. The Company continues to reinvest a large portion of its cash flow in the purchase of additional mineral properties to assure the continued availability of acreage with which to participate in exploration, drilling, and development operations and subsequently the production and sale of oil and gas. This participation in exploration and production and the purchasing of additional mineral interests will continue to supply the Company with the raw materials with which to generate additional cash flow. Mineral purchases are made from varied owners, and the Company does not rely on any particular companies or individuals for these acquisitions.

               MAJOR CUSTOMERS

               The Company's oil and gas production is sold to many different purchasers on a well-by-well basis. No one purchaser accounts for a major percentage of the Company's revenues. Generally, if one purchaser declines to continue purchasing the Company's oil and/or natural gas, several other purchasers can be located. Pricing is usually reasonably consistent from purchaser to purchaser.

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

               GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

               Oil and gas production is subject to various taxes, such as gross production taxes and, in some cases, ad valorem taxes.

               The State of Oklahoma and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have regulations addressing conserva-





                                      (3)
tion matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. These statutes and regulations limit the rate at which oil and gas can be produced from certain of the Company's properties.

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

               As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Compliance with these laws may necessitate significant capital outlays, however, to date the Company's cost of compliance has been insignificant, and the Company is not currently aware of any potentially material environmental problems on any of its properties. The Company does not feel the existence of these environmental laws will materially hinder or adversely affect the Company's business operations; however, there can be no assurances of future events. Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by others, with Panhandle being responsible for its proportionate share of the costs involved. Panhandle carries liability insurance and to the extent available at reasonable cost, pollution control coverage. However, all risks are not insured due to insurance availability and/or cost thereof.

               EMPLOYEES

               Panhandle employs eight persons on a full-time basis and has no part-time employees. Three of the employees are executive officers and one is also a director of the Company.

ITEM 2.        DESCRIPTION OF PROPERTIES

               As of September 30, 1996, Panhandle's principal properties consisted of perpetual ownership of 173,108 net mineral acres, held in tracts in Alabama, Arkansas, Colorado, Idaho, Kansas, Illinois, Indiana, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Tennessee and Texas. The Company also held leases on 4,117 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 1996, Panhandle held royalty and/or working interests in 1,124 producing oil or gas wells, 21 successfully completed but not yet producing wells, and 37 wells in the process of being drilled or completed.

               Panhandle does not have current abstracts or title opinions on all mineral properties owned and, therefore, cannot warrant that it has unencumbered title to all of its properties. In the period from 1927 through 1937, the Company lost title to a number of its then owned mineral acres through foreclosures and tax sales of the surface acreage





                                      (4)
overlying its minerals. In recent years, few challenges have been made against the Company's fee title to its properties.

               Panhandle pays ad valorem taxes on its minerals owned in Arkansas, Colorado, Idaho, Kansas and Texas.

               ACREAGE

               The following table of mineral interests owned reflects, as of September 30, 1996, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

                                    MINERAL INTERESTS
                           Net      Gross      Net      Gross       Net       Gross
                          Acres     Acres     Acres     Acres      Acres      Acres
        Net      Gross    Prod'g    Prod'g    Leased    Leased     Open       Open
St.    Acres     Acres     (1)       (1)       (2)        (2)       (3)        (3)
---   -------   -------   ------    ------    ------    ------    -------    -------
AL          5       479                                                 5        479
AR      5,890    32,016       20        40        44       160      5,826     31,816
CO      8,156    37,960                                             8,156     37,960
OK     79,451   603,102   15,051    71,332     1,754    24,801     62,646    506,969
ID         30       880                                                30        880
IL      1,018     4,393                                             1,018      4,393
IN         27       262                                                27        262
KS        620     5,360                                               620      5,360
MT        422     7,960                                               422      7,960
NE        439     5,960                                               439      5,960
ND        292     5,036                           37       320        255      4,716
NM     53,285   151,933    1,089     3,749     2,063     5,602     50,133    142,582
TN      1,544     3,087                                             1,544      3,087
TX     21,929   204,672    1,020    33,992       291     2,502     20,618    168,179
      ------- ---------   ------   -------     -----    ------    -------    -------
TOT:  173,108 1,063,100   17,180   109,113     4,189    33,385    151,739    920,603
      ------- ---------   ------   -------     -----    ------    -------    -------

(1) "Producing" represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.
(2) "Leased" represents the mineral acres, owned by Panhandle, that are leased to third parties but not producing.
(3) "Open" represents mineral acres owned by Panhandle that are not leased or in production.
               This table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production.

                                     LEASES

                                       Net Acres Leases
                                           Expiring          Net Acres
                            Net      --------------------     Held By
                 State     Acres     1997    1998    1999    Production
                 -----     ------    ----    ----    ----    ----------
                 LA           137                                   137
                 OK         2,885     666     349     218         1,652
                 TX         1,095     352     675                    68
                            -----   -----   -----     ---         -----
                 TOT:       4,117   1,018   1,024     218         1,857
                            -----   -----   -----     ---         -----


               PROVED RESERVES

               The following table summarizes estimates of the proved reserves of oil and gas held by Panhandle. All reserves are located within the United States. Because the Company's nonproducing mineral and leasehold





                                      (5)
interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico and Texas and because the Company is a non-operator and must rely on third parties to propose and drill wells, it is not feasible to provide estimates of all proved undeveloped reserves and associated future net revenues. Prior to fiscal 1995, the Company did not provide estimates of any proved undeveloped reserves. Since 1995 the Company has provided estimates of proved undeveloped reserves for certain areas of western Oklahoma where a large amount of increased density gas drilling had taken place during the prior few years. In 1996 estimates of certain proved undeveloped reserves in the Dagger Draw field in southeastern New Mexico were added. Production in this field has grown rapidly over the last four years and numerous undrilled well locations are situated on minerals owned by Panhandle. Due to field production allowable rules in Dagger Draw, only those proved undeveloped reserves which the Company felt could be drilled, under existing allowable rules, have been included. Should the allowable rules be amended and/or production volumes change significantly, additional proved undeveloped reserves may be added in the future. The Company, in both cases, expects drilling to continue for the next several years, and thus made the decision to provide proved undeveloped reserve estimates for these areas. All reserve estimates were compiled by Campbell & Associates, Inc., an independent petroleum engineering firm. The Company's reserve estimates were not filed with any other federal agency.

    Proved Developed Reserves     Barrels of Oil       MCF of Gas
    -------------------------     --------------     --------------
    September 30, 1992                183,968           7,068,028
    September 30, 1993                227,342           7,300,317
    September 30, 1994                251,246           7,442,524
    September 30, 1995                454,577           7,618,673
    September 30, 1996                641,213           8,200,957

    Proved Undeveloped Reserves
    ---------------------------
    September 30, 1995                 10,339           1,570,440
    September 30, 1996                297,582           1,638,104

    Total Proved Reserves
    ---------------------
    September 30, 1995                464,916           9,189,113
    September 30, 1996                938,795           9,839,061

               Because the determination of reserves is a function of testing, evaluating, developing oil and gas reservoirs and establishing a production decline history, along with product price fluctuations, it would be expected that estimates will change as future information concerning those reservoirs is developed and as market conditions change. Estimated reserve quantities and future net revenues are affected by changes in product prices, and these prices have varied substantially in recent years. Proved developed reserves are those expected to be recovered through existing well bores under existing economic and operating conditions. Proved undeveloped reserves are reserves that may be recovered from undrilled acreage, but are usually limited to those sites directly offsetting established production units and have sufficient geological data to indicate a reasonable expectation of commercial success.





                                      (6)

               ESTIMATED FUTURE NET CASH FLOWS

               Set forth below are estimated future net cash flows with respect to Panhandle's proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net cash flows, computed by applying a ten (10) percent discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net cash flows have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of production taxes levied by respective states. Prices used for determining future cash flows from oil and natural gas for the periods ended September 30, 1996, 1995 and 1994 were as follows: 1996
- $23.88, $1.84; 1995 - $17.23, $1.56; 1994 - $17.79, $1.55.  These future net cash flows should not be construed as the fair market value of the Company's reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases.

Estimated Future Net Cash Flows

                           9-30-96         9-30-95         9-30-94
                         -----------     -----------     -----------
  Proved Developed       $25,166,810     $16,055,355     $12,778,920
  Proved Undeveloped     $ 8,363,380     $ 1,442,460          NA
                         -----------     -----------     -----------
  Total Proved           $33,530,190     $17,497,815     $12,778,920

10% Discounted Present Value of Estimated Future Net Cash Flows

                           9-30-96         9-30-95         9-30-94
                         -----------     -----------     -----------
  Proved Developed       $17,827,160     $11,126,168     $ 8,690,835
  Proved Undeveloped     $ 5,328,364     $   799,923     $    NA
                         -----------     -----------     -----------
  Total Proved (1)       $23,155,524     $11,926,091     $ 8,690,835

  (1) Approximately 53% of the increase from September 30, 1995 to September 30, 1996 is attributable to the increase in oil and gas sales prices at September 30, 1996 compared to the sales prices at September 30, 1995.

OIL AND GAS PRODUCTION

               The following table sets forth the Company's net production of oil and gas for the fiscal periods indicated.

                            Year            Year            Year
                            Ended           Ended           Ended
                           9-30-96         9-30-95         9-30-94
                          ---------       ---------       ---------
  Bbls - Oil                145,301          82,676          77,720
  MCF - Gas               1,551,147       1,203,623       1,339,545





                                      (7)

Average Sales Prices and Production Costs

               The following table sets forth unit price and cost data for the fiscal periods indicated.

                              Year            Year            Year
                             Ended           Ended           Ended
  Average Sales Price       9-30-96         9-30-95         9-30-94
  -------------------      ---------       ---------       ---------
  Per Bbl. Oil             $   19.93       $   17.26       $   16.13
  Per MCF Gas              $    1.95       $    1.39       $    1.91

  Average Production (Lifting Cost)
  ---------------------------------
  Per Equivalent
  Bbl. Oil (1)(2)          $    2.46       $    2.62       $    2.46

    (1) Gas production is converted to barrel equivalents at the rate of 6 MCF per barrel, representing the estimated relative energy content of natural gas and oil.

    (2)        Includes well operating costs and production taxes.

               Average production costs are influenced by the fact that the Company bears no costs of production on many of its well interests, as a large part of the Company's producing well interests are royalty interests, which bear no share of the operating costs.

               GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

               The following table sets forth Panhandle's gross and net productive oil and gas wells as of September 30, 1996. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                263              10.930683
            Gas                861              15.101761
                             -----              ---------
            TOTAL            1,124              26.032444

               Information on multiple completions is not available from Panhandle's records, but the number of such is insignificant.

               As of September 30, 1996, Panhandle owned 109,113 gross developed mineral acres and 17,180 net developed mineral acres. Panhandle has also leased from others 23,079 gross developed acres which contain 1,857 net developed acres.

               UNDEVELOPED ACREAGE

               As of September 30, 1996, Panhandle owned 953,988 gross and 155,928 net undeveloped mineral acres, and leases on 28,572 gross and 2,260 net acres.





                                      (8)

               DRILLING ACTIVITY

               The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

                              --------------        -------
-----------------             Net Productive        Net Dry
Development Wells                 Wells              Wells
-----------------             --------------        -------
     Fiscal year ending
       September 30, 1994         .948187           .267869

     Fiscal year ending
       September 30, 1995        1.184040           .524182

     Fiscal year ending
       September 30, 1996        1.6140027          .485562

-----------------
Exploratory Wells
-----------------

     Fiscal year ending           .103746           .300875
       September 30, 1994

     Fiscal year ending
       September 30, 1995         .255000           .322656

     Fiscal year ending
       September 30, 1996         .456455           .231341

---------------
Purchased Wells
---------------

     Fiscal year ending
       September 30, 1994         .078540                 0

     Fiscal year ending
       September 30, 1995         .389869                 0

     Fiscal year ending
       September 30, 1996        1.542173                 0


               PRESENT ACTIVITIES

               The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 1996, in which Panhandle owns a royalty or working interest.

                            Gross Wells          Net Wells
                            -----------          ---------
            Oil                  8                .493600
            Gas                 29               1.192700





                                      (9)

               The Company has very small interests in three waterflood operations in Oklahoma and Texas which have neglible revenues and expenses to the Company. No additional purchases or start-ups of waterflood, pressure maintenance or other related operations are currently planned.

ITEM 3.        LEGAL PROCEEDINGS

               There were no material legal proceedings involving Panhandle or its subsidiary, PHC, Inc., as of the date of this report.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of Panhandle's security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's common stock is listed on the NASDAQ Small-Cap Market (symbol PANRA). The following table sets forth the high and low trade prices of the Company's common stock, as reported by NASDAQ System Statistics furnished by NASD, during the periods indicated:

                        Quarter Ended                      HIGH             LOW
                        -----------------                 ------           ------
                        December 31, 1994                 16-3/4           15-1/2
                        March 31, 1995                    16-1/2           15-1/4
                        June 30, 1995                     17-1/2           15-1/2
                        September 30, 1995                18               16-1/2
                        December 31, 1995                 18               16
                        March 31, 1996                    18-1/2           15-3/4
                        June 30, 1996                     21-1/2           18-1/2
                        September 30, 1996                22-1/4           19-1/4

               As of November 30, 1996, the approximate number of holders of shares of Panhandle stock were:

                        Title of Class                            Number of Holders
                        ---------------------------               -----------------
                        Class A Common (Voting) . . . . . . . . . . . . . 2,300

               During the past two years, cash dividends have been paid as follows on the class A common stock:

                             DATE                RATE PER SHARE
                        --------------           --------------
                        December 1994               $ .15
                        March 1995                  $ .15
                        June 1995                   $ .15
                        September 1995              $ .15
                        December 1995               $ .15
                        March 1996                  $ .15
                        June 1996                   $ .15
                        September 1996              $ .175





                                      (10)

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

ITEM 6.        MANAGEMENT'S DISCUSSION AND
               ANALYSIS OR PLAN OF OPERATIONS

               LIQUIDITY AND CAPITAL RESOURCES

               At year end September 30, 1996 the Company had working capital of $567,422, a decrease of $54,063 compared to year end September 30, 1995. Cash flow from operating activities increased substantially from $1,535,334 for fiscal 1995 to $3,820,373 for fiscal 1996. The increased cash flow was a result of increased sales volumes and sales prices for both oil and natural gas in fiscal 1996 as compared to fiscal 1995. These increases are discussed in greater detail in "Results of Operations".

               The Company spent $1,747,992 on exploratory and developmental drilling and equipment costs in fiscal 1996 as compared to $1,323,950 in fiscal 1995. This increased spending is a continuation of the Company's business strategy established in 1991 to actively pursue the development of its mineral properties by participating in more drilling of wells on those properties. In addition, the Company continues to pursue outside generated drilling prospects which present good potential economic returns. Property acquisitions are also a focal point in the Company's business strategy. In fiscal 1996 the Company spent $2,318,416 acquiring mineral properties, as compared to $379,164 in fiscal 1995. These acquisitions were predominately non-producing mineral properties and did not provide substantial new cash flow. However, these properties are expected to generate future drilling opportunities and will eventually increase the Company's oil and gas reserve base and thereby increase the Company's cash flow as the properties are developed or begin producing oil and gas.

               The majority of the purchased properties were acquired in November 1995 when the Company purchased a 50% interest in 65,632 net mineral acres located primarily in Oklahoma and Texas. The purchase price for these properties was $2,071,557 net of post closing adjustments. Financing was provided by accessing the Company's bank line of credit for $2,100,000. During fiscal 1996 $1,350,000 of cash was utilized to reduce the outstanding amount of the line of credit to $750,000 at September 30, 1996.

               The Company expects to continue to increase its expenditures for exploratory and developmental drilling through 1997 and for several additional years. At September 30, 1996 the Company had commitments of $990,000 for drilling and equipment costs for wells which had been proposed or were in the process of being drilled or completed. The Company expects to commit a total of approximately $2,200,000 for well costs in fiscal 1997. These commitments and any additional drilling and development costs, overhead expenses, dividend payments and debt service





                                      (11)
payments are expected to be funded by cash flow from operating activities and existing working capital. Should the Company desire to make a large asset purchase in fiscal 1997, it could access the available portion of the bank line of credit.

               The continuing positive results of the last five years drilling operations have added significantly to the Company's reserve base and have significantly contributed to the increased cash flow in fiscal 1996. These new reserves should continue to provide increasing cash flow to the Company for the next several years. However, should natural gas and or oil sales prices decline dramatically from current levels, cash flow would be adversely affected. Currently, management does not anticipate such declines and has based 1997 capital expenditure levels on continuing strong cash flow levels.
As stated earlier, the line of credit is available should cash flow decline to a level which would not support anticipated capital expenditures.


               RESULTS OF OPERATIONS

               Oil and gas revenues increased $2,843,730, or 92%, in fiscal 1996 as compared to fiscal 1995 oil and gas revenues. The improvement in revenues is attributable to larger sales volumes of oil and natural gas and increased average sales prices for oil and natural gas. The chart below summarizes the Company's production and average sales prices for oil and natural gas in fiscal 1995 and 1996.

                                                               PRODUCTION
                                         ---------------------------------------------------
                                                  OIL                        GAS
                                         ---------------------    --------------------------
                                         Total        Average         Total         Average
                                         Bbls.       Price/Bbl         MCF         Price/MCF
                                         ------      ---------      ---------      ---------
Year ended 9/30/96                       145,301      $ 19.93       1,551,147        $1.95
Year ended 9/30/95                       82,676       $ 17.26       1,203,623        $1.39

               The increased oil production is principally attributable to new wells in the Dagger Draw field in southeast New Mexico, and to a lesser extent increased production from wells in Louisiana and West Texas. The Dagger Draw field continues to be developed and has added substantially to the Company's oil production for the last three years. Additional drilling is expected in the field for at least the next two to three years, which should replace production lost due to normal decline in some of the field's older wells. Gas production was up principally due to increased demand for natural gas during the colder winter months of fiscal 1995 and 1996 and production from new gas wells coming on line in 1996. This increased demand also had the effect of raising average natural gas sales prices for the entire year as natural gas storage facilities were replenished during the summer months of fiscal 1996, when natural gas demand is usually low. In fiscal 1997 management currently expects oil prices to remain relatively stable, to slightly up, compared to fiscal 1996 average prices. Natural gas prices are expected to rise above the current mid $2.00 range in the winter months of fiscal 1997 and thus should average out somewhat higher than the 1996 average price of $1.95 per MCF.





                                      (12)

               Fiscal 1997 oil production volumes are expected to be relatively stable while gas production volumes are expected to increase slightly.
However, oil production could be adversely affected by production allowable limitations on certain wells in the Dagger Draw field of New Mexico.
Management currently feels the reduced production due to the allowable limits will be replaced by production from wells, in New Mexico, which will begin production in fiscal 1997. Further, as natural gas production volumes are expected to increase slightly, and considering the expected pricing scenario discussed above, oil and gas revenues should continue on an upward trend in fiscal 1997. However, this trend is not expected to be as dramatic as the increase from fiscal 1995 to 1996.

               Costs and expenses increased $983,939 or 39% in 1996 as compared to 1995. Lease operating expenses, production taxes and seismic costs (LOE) along with depreciation, depletion and amortization accounted for $249,949 and $664,331, respectively, of the increase. LOE increased principally due to the increased production taxes paid on increased oil and gas sales revenues in 1996. In addition, the number of wells in which the Company owns a working interest continues to increase, thus increasing LOE expenses. LOE costs are expected to continue to increase as the Company will continue to participate in additional working interest wells. Production taxes, which are a percentage of oil and gas sales revenues, will track future revenue increases and/or decreases.

               Depreciation, depletion and amortization (DD&A) expenses were $664,331 higher (94%) than in fiscal 1995. This increase is again principally attributable to increased production levels as the Company computes DD&A on the units of production method. In addition, the Company adopted SFAS No. 121 (see
Note 1., Summary of Significant Accounting Policies, to the Financial Statements contained herein at Item 7.) and included the $105,019 impairment provision calculated under SFAS 121 in DD&A during fiscal 1996.

               Dry hole costs were $138,270 lower in fiscal 1996 than in 1995. These costs will vary from year to year and are dependent upon the Company's participation in exploratory working interest wells drilled, and the success of those ventures. The Company utilizes the successful efforts method of accounting for oil and gas operations, thus dry hole costs are a result of drilling unsuccessful exploratory wells. There is no way to accurately estimate dry hole costs from year to year. The Company will continue exploratory well participation, and thus future dry hole costs can be expected.

               General and administrative costs increased 11.5% in fiscal 1996 to $875,923. The increase was the result of increased salary expenses, increased legal expenses for several administrative matters, increased engineering expenses for the Company's reserve report, and increased insurance costs. General and administrative costs will continue to moderately increase as the Company continues to increase its activity level.





                                      (13)

               The $117,375 of interest expense was incurred on the $2,100,000 borrowed in November 1995 to purchase the Petrocorp minerals discussed in "Liquidity and Capital Resources". Interest expense should be substantially reduced in fiscal 1997 as the Company has paid down the outstanding balance of the line of credit to $750,000 at September 30, 1996, and expects to have the current borrowings paid off prior to fiscal year end 1997. However, the Company could incur additional borrowings and related interest under the line of credit should an additional acquisition be made.

               The provision for income taxes increased in 1996 due to substantially increased income before taxes in 1996. The provision for income taxes was approximately 20% of income before taxes for both 1996 and 1995. Both provisions differ from the calculated result should the federal statutory rate be applied due to percentage depletion and due to tight-sands gas production tax credits allowed on certain of the Company's gas wells.

               As discussed above, the increase in net income was a function of increased oil and gas sales revenues, offset somewhat by increased costs and expenses. Current production levels and sales prices are expected to continue into fiscal 1997. Management intends to continue the proactive approach adopted five years ago which includes increased drilling costs in 1997. Larger investments in drilling carry certain risks, principally dry hole costs as discussed above, the results of which can affect Company earnings. In addition, market prices for oil and gas, over which the Company has no control, can dramatically impact the Company's earnings, either positively or negatively. Management feels its increasing oil and gas reserves should translate into continually improving financial results in the near term, barring any large increases in dry hole costs related to exploratory drilling ventures, or a dramatic downturn in oil and or natural gas market prices.


ITEM 7.        FINANCIAL STATEMENTS

               Report of Independent Auditors ............................         15

               Consolidated Balance Sheets
                        As of September 30, 1996 and 1995 ................         16

               Consolidated Statements of Income For The
                        Years Ended September 30, 1996 and 1995 ..........         17

               Consolidated Statements of Stockholders' Equity For
                        The Years Ended September 30, 1996 and 1995 ......         18

               Consolidated Statements of Cash Flows For
                        The Years Ended September 30, 1996 and 1995 ......         19

               Notes To Consolidated Financial Statements ................         20





                                      (14)

                         Report of Independent Auditors

Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the accompanying consolidated financial statements, in fiscal year 1996, Panhandle Royalty Company changed its method of accounting for impairment of long-lived assets by adopting Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                                         /s/ ERNST & YOUNG LLP

                                                         ERNST & YOUNG LLP

Oklahoma City, Oklahoma
November 22, 1996



                                     (15)

                           Panhandle Royalty Company

                          Consolidated Balance Sheets

                                                                                          SEPTEMBER 30,
                                                                                   1996                   1995
                                                                            --------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $     399,423            $     443,862
    Oil and gas sales and other receivables                                       817,258                  529,274
    Income tax refund receivable                                                        -                   58,637
    Prepaid expenses                                                                4,520                    2,221
                                                                            --------------------------------------
Total current assets                                                            1,221,201                1,033,994

Property and equipment, at cost, based on successful efforts accounting (Notes 3 and 7):
      Producing oil and gas properties                                         17,594,577               15,285,738
      Nonproducing oil and gas properties                                       5,112,785                3,480,998
      Furniture and fixtures                                                      190,473                  177,466
                                                                            --------------------------------------
                                                                               22,897,835               18,944,202
      Less accumulated depreciation, depletion and amortization                13,700,007               12,328,527
                                                                            --------------------------------------
Net properties and equipment                                                    9,197,828                6,615,675

Other assets                                                                      107,716                  107,716
                                                                            --------------------------------------
                                                                            $  10,526,745            $   7,757,385
                                                                            ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities (Note 6)                       $     165,900            $     103,041
    Gas imbalance liability                                                        44,380                   44,380
    Dividends payable (Note 4)                                                     28,656                   62,088
    Income taxes payable (Note 2)                                                 164,843                        -
    Deferred income taxes (Note 2)                                                250,000                  203,000
                                                                            --------------------------------------
Total current liabilities                                                         653,779                  412,509

Deferred income taxes (Note 2)                                                    908,000                  710,000
Long-term debt (Note 3)                                                           750,000                        -

Stockholders' equity (Notes 3, 5 and 6):
    Class A voting common stock, $.10 par value;
        1,000,000 shares authorized, 677,846 issued
        and outstanding (679,642 in 1995)                                          67,785                   67,964
    Capital in excess of par value                                                383,790                  400,334
    Retained earnings                                                           7,763,391                6,166,578
                                                                            --------------------------------------
Total stockholders' equity                                                      8,214,966                6,634,876
                                                                            --------------------------------------

                                                                            $  10,526,745            $   7,757,385
                                                                            ======================================

See accompanying notes.



                                     (16)

                           Panhandle Royalty Company

                       Consolidated Statements of Income


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                   1996             1995
                                                                                 ---------------------------
Revenues:
  Oil and gas sales                                                              $5,944,018       $3,100,288
  Lease bonuses and rentals                                                          29,877           14,453
  Interest                                                                           25,974           46,203
  Other                                                                              16,299           57,495
                                                                                 ---------------------------
                                                                                  6,016,168        3,218,439

Costs and expenses:
  Lease operating expenses, production taxes and seismic costs                      991,789          741,840
  Dry hole costs                                                                    125,782          264,052
  Depreciation, depletion and amortization (Note 1)                               1,371,480          707,149
  General and administrative                                                        875,923          785,369
  Interest expense                                                                  117,375                -
                                                                                 ---------------------------
                                                                                  3,482,349        2,498,410
                                                                                 ---------------------------
Income before provision for income taxes                                          2,533,819          720,029

Provision for income taxes (Note 2)                                                 513,000          146,000
                                                                                 ---------------------------
Net income                                                                       $2,020,819      $   574,029
                                                                                 ===========================

Net income per common share                                                      $     2.98      $       .85
                                                                                 ===========================

Weighted average shares outstanding                                                 677,586          676,914
                                                                                 ===========================


See accompanying notes.





                                      (17)

                           Panhandle Royalty Company

                Consolidated Statements of Stockholders' Equity



                                                     COMMON STOCK               CAPITAL IN
                                                ------------------------        EXCESS OF         RETAINED
                                                SHARES           AMOUNT         PAR VALUE         EARNINGS
                                                ------------------------------------------------------------
Balances at September 30, 1994                  678,136          $67,814          $370,904        $5,999,535

Purchase and cancellation of common
  shares                                         (1,988)            (199)          (29,594)                -
Issuance of common shares to ESOP (Note
  5)                                              3,494              349            59,024                 -
Dividends declared ($.60 per
  share)                                              -                -                 -          (406,986)
Net income                                            -                -                 -           574,029
                                                ------------------------------------------------------------
Balances at September 30, 1995                  679,642           67,964           400,334         6,166,578

Purchase and cancellation of common
  shares                                         (4,712)            (471)          (77,488)                -
Issuance of common shares to ESOP (Note
  5)                                              2,916              292            60,944                 -
Dividends declared ($.625 per
  share)                                              -                -                 -          (424,006)
Net income                                            -                -                 -         2,020,819
                                                ------------------------------------------------------------
Balances at September 30, 1996                  677,846          $67,785          $383,790        $7,763,391
                                                ============================================================


See accompanying notes.





                                      (18)

                           Panhandle Royalty Company

                     Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                   1996             1995
                                                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $2,020,819      $   574,029
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization                                      1,371,480          707,149
    Deferred income taxes                                                           245,000          139,000
    Dry hole costs                                                                  125,782          264,052
    Common stock issued to Employee Stock Ownership Plan                             61,236           59,373
    Cash provided (used) by changes in assets and liabilities:
      Oil and gas sales and other receivables                                      (287,984)        (106,268)
      Income tax refund receivable                                                   58,637          (58,637)
      Prepaid expenses                                                               (2,299)           1,242
      Accounts payable and accrued liabilities                                       62,859          (20,527)
      Gas imbalance liability                                                             -           44,380
      Income taxes payable                                                          164,843          (68,449)
                                                                                ----------------------------
Total adjustments                                                                 1,799,554          961,315
                                                                                ----------------------------
Net cash provided by operating activities                                         3,820,373        1,535,344

CASH FLOWS FROM INVESTING ACTIVITIES OF PROPERTY AND EQUIPMENT
Purchases                                                                        (4,079,415)      (1,711,894)
Purchases of other assets                                                                 -          (45,553)
                                                                                ----------------------------
Net cash used in investing activities                                            (4,079,415)      (1,757,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit                                                   2,100,000                -
Principal payments on line of credit                                             (1,350,000)               -
Purchase and cancellation of common shares                                          (77,959)         (29,793)
Payments of dividends                                                              (457,438)        (403,910)
                                                                                ----------------------------
Net cash provided (used) in financing activities                                    214,603         (433,703)
                                                                                ----------------------------
Decrease in cash and cash equivalents                                               (44,439)        (655,806)

Cash and cash equivalents at beginning of year                                      443,862        1,099,668
                                                                                ----------------------------
Cash and cash equivalents at end of year                                        $   399,423      $   443,862
                                                                                ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                   $   117,375 $              -
Income taxes paid                                                                   132,650           84,086


See accompanying notes.





                                      (19)

                           Panhandle Royalty Company

                   Notes to Consolidated Financial Statements

                          September 30, 1996 and 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Panhandle Royalty Company and its wholly-owned subsidiary, P.H.C., Inc. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

CASH EQUIVALENTS

All highly liquid short-term investments with original maturities of three months or less from the date of purchase by the Company are considered to be cash equivalents. Cash equivalents at September 30, 1996 and 1995 include certificates of deposit of $99,000 and $299,000, respectively, which are valued at cost (approximates market) and had original maturities of 90 days or less.

OIL AND GAS SALES RECEIVABLE

The Company sells oil and natural gas to various customers. Substantially all of the Company's accounts receivable are due from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 1996.

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




                                     (20)

                           Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In the fourth quarter of 1996, the Company adopted the provisions of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. The Company's oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of a $105,019 impairment provision in the fourth quarter of 1996 which is included in depreciation, depletion and amortization expense.

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

Nonproducing oil and gas properties include nonproducing minerals, which have a net book value of $4,070,610 at September 30, 1996, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities can generally be made within this time frame.

Depreciation of furniture and fixtures is computed using the straight-line method over estimated productive lives of five to eight years.





                                     (21)

                           Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PRODUCTION IMBALANCES

During the course of normal production operations, joint interest owners will, from time to time, take more or less than their ownership share of natural gas volumes from jointly-owned wells. These volumetric imbalances are monitored over the life of the well to achieve balancing, or to minimize imbalances, by the time reserves are depleted, with final cash settlements made under a variety of arrangements at that time. The Company follows the sales method of accounting for imbalances. A liability is recorded only if takes of natural gas volumes from jointly-owned wells exceed the Company's interest in the well's remaining estimated natural gas reserves. At September 30, 1996, the Company's net liability for production imbalances of approximately 28,000 mcf of natural gas was $44,380.

EARNINGS PER SHARE OF COMMON STOCK

Earnings per share are computed using the weighted average number of shares outstanding during the year.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following information is provided regarding the estimated fair value of the Company's financial instruments at September 30, 1996 and 1995:

      Cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued liabilities are each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.

      Long-term debt at September 30, 1996 has a variable interest rate with a carrying value approximating fair value.





                                     (22)

                           Panhandle Royalty Company

2. INCOME TAXES

The Company's provision for income taxes is detailed as follows:


                                   1996       1995
                                 -------------------

          Current:
            Federal              $206,000   $     -
            State                  62,000      7,000
                                 -------------------
                                  268,000      7,000
          Deferred:
            Federal               223,000    126,000
            State                  22,000     13,000
                                 -------------------
                                  245,000    139,000
                                 -------------------
                                 $513,000   $146,000
                                 ===================

The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes is analyzed below:


                                                             1996       1995
                                                          ---------------------
Provision for income taxes at statutory rate              $ 861,498   $244,810
Percentage depletion                                       (314,979)   (97,708)
Tight-sands gas credits                                     (90,412)   (68,854)
State income taxes, net of federal benefit                   55,440     13,200
Reduction in alternative minimum tax credit carryforward          -     54,000
Other                                                         1,453        552
                                                          --------------------
                                                          $ 513,000   $146,000
                                                          ====================





                                     (23)

                           Panhandle Royalty Company

2. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:


                                                          1996        1995
                                                       -----------------------
Deferred tax liabilities:
 Capitalized costs and related depreciation, depletion
   and amortization                                    $1,048,000   $  952,000
 Cash basis of accounting for income taxes                250,000      203,000
                                                       -----------------------
                                                        1,298,000    1,155,000
Deferred tax assets:
  Alternative minimum tax credit carryforwards            140,000      242,000
  Valuation allowance                                           -            -
                                                       -----------------------
Net deferred tax liabilities                           $1,158,000   $  913,000
                                                       =======================

3. LONG-TERM DEBT

The Company has a revolving line of credit agreement with a bank, which extends through January 3, 1998, for borrowings, which bear interest at the bank's base rate plus .2% (8.45% at September 30, 1996), of up to $2,500,000. The
outstanding borrowings are unsecured but subject to a negative pledge on all of the Company's oil and gas properties and are payable in full, with accrued and unpaid interest, January 3, 1998. The Company is required to pay an annual fee of .125% for the unused portion of the line of credit. The outstanding balance at September 30, 1996 was $750,000 (none at September 30, 1995).

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





                                     (24)

                           Panhandle Royalty Company

4. DIVIDENDS PAYABLE

Dividends payable represent accrued dividends which are due and payable, but have not been paid for various reasons, including estate problems of deceased stockholders, lost shareholders or questions of ownership of the underlying shares.

5. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 1996 or 1995) or the Company's common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 21,288 shares of the Company's common stock held by the plan are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:


          YEAR                                     SHARES    AMOUNT
          -----------------------------------------------------------
          1996                                      2,916   $61,236
          1995                                      3,494    59,373

6. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Effective November 1, 1994, the Company formed the Panhandle Royalty Company Deferred Compensation Plan for Non-Employee Directors (the "Plan"). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These shares are unissued and vest at the date of grant. The shares are credited to each director's deferred fee account at the fair market value of the stock at the date of grant. Upon retirement, termination or death of the director, or upon change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the director's discretion, for the fair market value of the shares on the conversion date as defined by the Plan. As of September 30, 1996, 1,848 shares (760 shares at September 30, 1995) are included in the Plan. The Company has accrued $38,801 at September 30, 1996 ($11,900 at September 30, 1995) in connection with the Plan which is included in accrued liabilities in the accompanying consolidated balance sheet.





                                     (25)

                           Panhandle Royalty Company

7. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

All oil and gas producing activities of the Company are conducted within the United States (principally Oklahoma and New Mexico) and represent substantially all of the business activities of the Company.

AGGREGATE CAPITALIZED COSTS

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion and amortization is as follows:


                                                           SEPTEMBER 30,
                                                        1996           1995
                                                    --------------------------
Producing properties                                $ 17,594,577  $ 15,285,738
Nonproducing properties                                5,112,785     3,480,998
                                                    --------------------------
                                                      22,707,362    18,766,736
Accumulated depreciation, depletion
    and amortization                                 (13,538,170)  (12,175,056)
                                                    --------------------------
Net capitalized costs                               $  9,169,192  $  6,591,680
                                                    ==========================

COSTS INCURRED

During the reporting period, the Company incurred the following costs in oil and gas producing activities:


                                                             SEPTEMBER 30,
                                                           1996        1995
                                                      ------------------------
Property acquisition costs
   (principally nonproducing minerals)                $ 2,318,416   $  379,164
Exploration costs                                         590,095      798,259
Development costs                                       1,157,897      525,691
                                                      ------------------------
                                                      $ 4,066,408   $1,703,114
                                                      ========================



                                     (26)

                           Panhandle Royalty Company

7. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)



In November 1995, the Company closed the acquisition of a fifty percent interest in 65,632 net mineral acres (primarily located in Oklahoma) from Petrocorp, Inc. for a total acquisition price of $2.1 million. The Company allocated $1.4 million of the purchase price to nonproducing minerals with the remainder being attributed to producing minerals and working interests acquired.

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED)

The following unaudited information regarding the Company's oil and natural gas reserves is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Because the Company's nonproducing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico, Louisiana and Texas, it has not been economically feasible for the Company to provide estimates of all proved undeveloped reserves. Beginning in 1995, the Company directed its independent petroleum engineering firm to include proved undeveloped reserves in certain areas of Western Oklahoma in the scope of properties which they evaluate for the Company. Beginning in 1996, the Company included certain proved undeveloped reserves in areas of New Mexico within the scope of evaluated properties. Due to field production allowable rules in the Dagger Draw field of New Mexico only those proved undeveloped reserves which the Company felt could be drilled, under existing allowable rules, have been included. Should the allowable rules be amended and/or production volumes change significantly, additional proved undeveloped reserves in the Dagger Draw field of New Mexico may be added in the future.





                                     (27)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)



The Company's net proved (including undeveloped reserves in New Mexico in 1996 and Western Oklahoma in 1995) oil and gas reserves as of September 30, 1996 and 1995 have been estimated by Campbell & Associates, Inc., an independent petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 1996 and 1995. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following table presents the Company's estimate of net proved (including undeveloped reserves in New Mexico in 1996 and Western Oklahoma in 1995) oil and gas reserve quantities as of September 30, 1996 and 1995, and the changes in reserves for the years then ended:


PROVED RESERVES                                      OIL (BARRELS) GAS (MMCF)
------------------------------------------------------------------------------
September 30, 1994                                    251,246       7,442
Revisions of previous estimates:
Initial inclusion of Western Oklahoma
    proved undeveloped reserves                        10,339       1,570
Other                                                  54,127        (178)
Extensions and discoveries                            231,880       1,558
Production                                            (82,676)     (1,203)
                                                     -----------------------
September 30, 1995                                    464,916       9,189
Revisions of previous estimates:
Initial inclusion of certain New Mexico
    proved undeveloped reserves                       277,642         294
Other                                                  66,172         118
Extensions and discoveries                            275,366       1,789
Production                                           (145,301)     (1,551)
                                                     -----------------------
September 30, 1996                                    938,795       9,839
                                                     =======================



                                     (28)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)


PROVED DEVELOPED RESERVES                            OIL (BARRELS)  GAS (MMCF)
------------------------------------------------------------------------------
September 30, 1994                                      251,246       7,442
                                                      ========================
September 30, 1995                                      454,577       7,619
                                                      ========================
September 30, 1996                                      641,213       8,201
                                                      ========================

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

Estimates of future cash flows from proved oil and gas reserves, based on current prices and costs, are shown in the following table. Estimated income taxes are calculated by (i) applying the appropriate year-end tax rates to the estimated future pretax net cash flows less depreciation of the tax basis of properties and statutory depletion allowances and (ii) reducing the amount in
(i) for estimated tax credits to be realized in the future for gas produced from "tight-sands."


                                                                   SEPTEMBER 30,
                                                                1996          1995
                                                           ---------------------------
Future cash inflows                                        $40,244,270   $22,316,615
Future production costs                                      5,628,840     4,030,951
Future development costs                                     1,085,240       787,849
                                                           ---------------------------
Future net cash inflows before future income tax expenses   33,530,190    17,497,815
Future income tax expense                                    9,778,912     4,667,898
                                                           ---------------------------
Future net cash flows                                       23,751,278    12,829,917
10% annual discount                                          7,463,967     4,144,328
                                                           ---------------------------
Standardized measure of discounted future net cash flows   $16,287,311   $ 8,685,589
                                                           ===========================





                                     (29)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)



Changes in the standardized measure of discounted future net cash flows are as follows:


                                                             1996            1995
                                                        -------------------------------
Beginning of year                                       $  8,685,589    $  6,467,751
Changes resulting from:
  Sales of oil and gas, net of production costs           (4,952,229)     (2,358,448)
  Net change in sales prices and production costs          5,938,650         486,028
  Future development costs                                    43,184          (3,453)
  Extensions and discoveries                               5,317,949       3,052,621
  Revisions of quantity estimates:
   Initial inclusion of New Mexico proved undeveloped
     reserves in 1996 and Western Oklahoma proved
     undeveloped reserves in 1995                          2,783,712         996,260
   Other                                                     795,609         154,356
  Accretion of discount                                    1,188,289         869,094
  Net change in income taxes                              (3,670,908)       (974,217)
  Other, net                                                 157,466          (4,403)
                                                        -------------------------------
End of year                                             $ 16,287,311    $  8,685,589
                                                        ===============================





                                     (30)

                           Panhandle Royalty Company

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations:


                                                FISCAL 1996
                             -------------------------------------------------
                                               QUARTER ENDED
                             -------------------------------------------------
                             DECEMBER 31   MARCH 31    JUNE 30    SEPTEMBER 30
                             -------------------------------------------------
Revenues                      $1,187,449  $1,533,007  $1,663,949    $1,631,763
Income before provision for
  income taxes (A)               416,584     635,681     750,201       731,353
Net income (B)                   352,084     505,681     530,201       632,853
Earnings per share            $      .52  $      .74  $      .78    $      .94

                                                FISCAL 1995
                             -------------------------------------------------
                                               QUARTER ENDED
                             -------------------------------------------------
                             DECEMBER 31   MARCH 31    JUNE 30    SEPTEMBER 30
                             -------------------------------------------------
Revenues                      $  699,214  $  705,681  $  843,751    $  969,793
Income before provision for
  income taxes                   116,442      16,203     281,833       305,551
Net income (B)                   116,442      16,203     281,833       159,551
Earnings per share            $      .17  $      .02  $      .42    $      .24

(A) Fourth quarter income before provision for income taxes in 1996 includes a $105,019 charge related to the initial adoption of Financial Accounting Standards No. 121.

(B) Year-end adjustments to the Company's provision for income taxes caused the effective rate for 1996 to be less than (more than in 1995) that estimated during the previous three quarters. The effect of this difference is reflected in the fourth quarter net income above.








                                     (31)

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

                                    N O N E




                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
               OF THE EXCHANGE ACT

               Listed below are the names, ages and positions, as of December 1, 1996, of the directors and executive officers of the Company. The Company's bylaws provide for seven directors who are elected for staggered three-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities until their successors are duly appointed by the directors.

                                   DIRECTORS

                         A                                   Served As
                         g                          Term     Director
Name                     e    Position & Offices   Expires     Since
-----------------------  --   ------------------   -------   ---------
Dean Brown (c)           69   Director, Chairman    1998        1983
                              of the Board

Michael A. Cawley (b)    49   Director              1998        1991

E. Chris Kauffman (b)(c) 56   Director              1997        1991

Sam J. Cerny (a)         64   Director              1997        1993

H W Peace II (b)         61   Director, Chief       1999        1991
                              Executive Officer,
                              President

Robert A. Reece (a)(c)   52   Director              1999        1986

Jerry L. Smith (a)       56   Director              1999        1987

              (a) Member of Audit Committee
              (b) Member of Compensation Committee
              (c) Member of Retirement Committee





                                      (32)

                               EXECUTIVE OFFICERS

                                                                           Held Office
Name                            Age              Position & Offices           Since
------------------              ---              -------------------       -----------
Dean Brown                      69               Chairman of the               1991
                                                 Board, Director

H W Peace II                    61               Director, Chief               1991
                                                 Executive Officer,
                                                 President

Michael C. Coffman              43               Vice President,               1990
                                                 Secretary/Treasurer

Wanda C. Tucker                 59               Vice President of             1990
                                                 Land


               BUSINESS EXPERIENCE

               Dean Brown is an attorney and certified public accountant. He has been engaged in the practice of law since 1957, and is a member of the law firm of Green, Brown and Stark, in Oklahoma City.

               Michael A. Cawley is an attorney and is the president and chief executive officer of the Samuel Roberts Noble Foundation, Inc. He has been employed by the Noble Foundation for the last five years. Prior to joining the Noble Foundation, he was engaged in the practice of law in Ardmore, Oklahoma with the firm of Thompson & Cawley. He is also a director of Noble Drilling Corporation and Noble Affiliates Inc.

               Sam J. Cerny is a geological engineer and has been employed by Shell Oil Company, Cleary Petroleum Corporation and its successor company, Grace Petroleum Corporation, where he served as President/CEO from 1976 to 1991. He is a past president of the Oklahoma Independent Petroleum Association and for the last five years has been active as a petroleum management consultant.

               E. Chris Kauffman is a vice-president of Campbell-Kauffman, Inc., an independent insurance agency in Oklahoma City. He has been involved with the agency since it was formed in 1981. He is also an advisory director of Memorial Bank of Oklahoma City and trustee of the Central Oklahoma Transportation & Parking Authority.

               Robert A. Reece is an attorney, and for the last five years has been of counsel with the firm of Crowe & Dunlevy. He is also active in the management of his family's investments.

               H W Peace II holds bachelors and masters degrees in geology. For thirty-two years he has been employed as a geologist, in management or as an officer and/or director in the petroleum industry. He has been employed by Union Oil Company of California, Cotton Petroleum and Hadson Petroleum Corporation. He has been president of the Company since 1991.





                                      (33)

               Jerry L. Smith for the last six years has been the owner of Smith Capital Corporation in Dallas. This corporation is a private investment firm focusing on commercial real estate and securities. Mr. Smith also serves as Treasurer and as a Director of the Association of Graduates of the United States Air Force Academy.

               Michael C. Coffman is a certified public accountant. Since 1975, he has worked in public accounting and as a financial officer of three publicly owned companies involved in the oil and gas industry. He has been employed by the Company for the last six years.

               Wanda C. Tucker has been a full-time employee of the Company since 1978, has served in various positions with the Company and is currently vice president of land.

               None of the organizations described in the business experiences of company directors and officers are parents, subsidiaries or affiliates of Panhandle Royalty Company.


ITEM 10.       EXECUTIVE COMPENSATION


                           Summary Compensation Table

Name and
Principal                                                    All Other
Position          Year        Salary          Bonus         Compensation
------------      ----       --------        -------        ------------
H W Peace II      1996       $108,750        $15,600        $18,653  (1)
President &       1995       $103,750        $15,600        $17,880  (1)
Chief Exec.       1994       $ 98,750        $15,500        $17,146  (1)
Officer

               (1) Represents the value of 888 shares for 1996, 1,052 shares for 1995 and 1,079 shares for 1994 of Company stock contributed to the Panhandle Employee Stock Ownership Plan (ESOP) on Mr. Peace's behalf. The ESOP is a defined contribution plan, non-voluntary and non-contributory and serves as the retirement plan for the Company's employees. Contributions are at the discretion of the board of directors and, to date, all contributions have been made in shares of Company stock. Contributions are allocated to all participants in proportion to their salaries for the plan year and 100% vesting occurs after three years' of service.





                                      (34)

               DIRECTORS FEES

               Outside directors of the Company are paid $750 plus travel expenses for attending each meeting of the board of directors and $200 for attending each committee meeting of the board. Any director who travels in excess of 50 miles to attend a meeting receives an additional $100 for each meeting. Outside directors can elect to be included in the Panhandle Royalty Company Deferred Compensation Plan For Non-Employee Directors (the "Plan").
The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These unissued shares are credited to each director's deferred fee account at the fair market value of the shares on the date of the meeting. Upon retirement, termination or death of the director, or upon a change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the directors' discretion, at the fair market value of the shares on the conversion date, as defined.

               In addition to the above, Dean Brown, chairman of the board of directors, who is not an employee of the Company, is entitled to receive a $100 per hour fee for time spent, other than board or committee meetings, on Company business. During fiscal 1996 and 1995, no payments were made to Mr. Brown under this arrangement.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               As of December 4, 1996, no person or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, was known to Panhandle to be the beneficial owner of more than five percent of the outstanding shares of Panhandle's class A common stock.

               SECURITY OWNERSHIP OF MANAGEMENT

               The following table sets forth, as of September 30, 1996, all shares of class A common stock held beneficially, directly or indirectly by each director and by all directors and officers as a group.

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





                                      (35)

E. Chris Kauffman (D)       3,100 shares, shared voting           *
                            and investment powers

H W Peace II (E)            6,523 shares, shared voting           *
                            and investment powers

Robert A. Reece (F)         5,848 shares, sole voting             *
                            and investment powers

Jerry L. Smith (G)          7,024 shares, sole voting            1.0%
                            and investment powers

All directors and           8,544 shares, shared                 1.3%
officers as a               voting and investment
group (9 persons)           powers

                            24,325 shares, sole voting           3.6%
                            and investment powers

                            32,869 shares total                  4.8%

                                                    * less than 1.0%

(A)  5550 N. Francis, Oklahoma City, OK  73118
(B)  P.O. Box 2180, Ardmore, OK  73402
(C)  3330 Liberty Twr, 100 N. Broadway, Okla. City, OK  73102
(D)  701 N.W. 63rd Street - Suite #200, Okla. City, OK  73116
(E)  5400 N.W. Grand Blvd - Suite #210, Okla. City, OK  73112
(F)  6403 N. Grand Blvd.  - Suite #204, Okla. City, OK  73116
(G)  5944 Luther Lane - Suite #401, Dallas, TX  75225



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





                                      (36)

               (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

               (22)     Subsidiaries of the Registrant

               (27)     Financial Data Schedule



               REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.





                                      (37)

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PANHANDLE ROYALTY COMPANY


                                          By:    /s/ H W Peace II
                                             -----------------------
                                             H W Peace II, Chief
                                             Executive Officer,
                                             President, Director

                                          Date:   December 17, 1996
                                                 -------------------


               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Dean Brown                         /s/ E. Chris Kauffman
-----------------------------          -----------------------------
Dean Brown, Chairman of Board          E. Chris Kauffman, Director

Date    December 17, 1996              Date    December 17, 1996
     ------------------------               ------------------------

    /s/ Robert A. Reece                    /s/ Jerry L. Smith
-----------------------------          -----------------------------
Robert A. Reece, Director              Jerry L. Smith, Director

Date    December 17, 1996              Date    December 17, 1996
     ------------------------               ------------------------

    /s/ Sam J. Cerny                       /s/ Michael A. Cawley
-----------------------------          -----------------------------
Sam J. Cerny, Director                 Michael A. Cawley, Director

Date    December 17, 1996              Date    December 17, 1996
     ------------------------               ------------------------

    /s/ Michael C. Coffman
-----------------------------------
Michael C. Coffman, Vice President
Treasurer and Secretary
(Principal Financial and Accounting
 Officer)

Date    December 17, 1996
     ------------------------------





                                      (38)

                                Exhibit Index
                                 Description
                                 -----------

            Exhibit No.
            -----------

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