Form 10QSB
period 1996-12-31
PANHANDLE ROYALTY CO
filed 1997-02-14
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(  X  )       Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended December 31, 1996

(     )       Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from __________________ to _____________________


Commission File Number                 0-9116

                       PANHANDLE ROYALTY COMPANY
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

      OKLAHOMA                                       73-1055775
--------------------------------------  --------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)


Grand Centre Suite 210, 5400 NW Grand Blvd., Okla. City, Oklahoma 73112
------------------------------------------------------------------------------
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


                                        x   Yes            No
                                      ----            ---

Outstanding shares of Class A Common stock (voting) at February 5, 1997:
677,846

                                     INDEX



                                                                      Page
Part I.       Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              December 31, 1996 (unaudited) and
              September 30, 1996..................................     1

              Condensed Consolidated Statements of Income -
              Three months ended
              December 31, 1996 and 1995 (unaudited)..............     2

              Condensed Consolidated Statements of Cash Flows -
              Three Months ended December 31, 1996 and 1995
              (unaudited).........................................     3

              Notes to Condensed Consolidated Financial
              Statements (unaudited) .............................     4

Item 2.       Management's discussion and analysis of financial
              condition and results of operations.................     4

Part II.      Other Information

Item 6.       Exhibits and reports on Form 8-K....................     6

                        PART I.   FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Information at December 31, 1996 is unaudited)


                                                                                 December 31,               September 30,
     ASSETS                                                                           1996                      1996
     ------                                                                    ------------------          -------------
Current Assets:
     Cash and cash equivalents                                                 $          137,441          $     399,423
     Oil and gas sales and other receivables                                              981,795                817,258
     Prepaid expenses                                                                      19,684                  4,520
                                                                               ------------------          -------------

                 Total current assets                                                   1,138,920              1,221,201

Properties and equipment, at cost, based
     on successful efforts accounting:
                 Producing Oil and Gas Properties                                      18,077,045             17,594,577
                 Nonproducing Oil and Gas Properties                                    5,167,107              5,112,785
                 Other                                                                    192,647                190,473
                                                                               ------------------          -------------
                                                                                       23,436,799             22,897,835
     Less accumulated depreciation,
        depletion and amortization                                                     13,921,622             13,700,007
                                                                               ------------------          -------------

Net properties and equipment                                                            9,515,177              9,197,828

Other assets                                                                              107,716                107,716
                                                                               ------------------          -------------
                                                                               $       10,761,813          $  10,526,745
                                                                               ==================          =============


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable, accrued liabilities
        and gas imbalance liability                                            $          210,253          $     210,280
     Dividends payable                                                                     29,056                 28,656
     Income taxes payable                                                                 209,406                164,843
     Deferred income taxes                                                                250,000                250,000
                                                                               ------------------          -------------

                 Total current liabilities                                                698,715                653,779

Long-term debt                                                                            600,000                750,000

Deferred income taxes                                                                     908,000                908,000

Stockholders' equity:
     Class A voting common stock, $.10 par
                 value; 1,000,000 shares authorized,
                 677,846 issued and outstanding at
                 December 31, 1996 and 677,846 at
                 September 30, 1996                                                        67,785                 67,785
     Capital in excess of par value                                                       383,790                383,790
    Retained earnings                                                                   8,103,523              7,763,391
                                                                               ------------------          -------------

                 Total stockholders' equity                                             8,555,098              8,214,966
                                                                               ------------------          -------------

                                                                               $       10,761,813          $  10,526,745
                                                                               ==================          =============


                            (See accompanying notes)

                                      (1)

                           PANHANDLE ROYALTY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                              Three Months Ended Dec. 31,
                                                                          -----------------------------------
                                                                                  1996                1995
                                                                          ----------------     --------------
Revenues:
     Oil and gas sales                                                    $      1,543,383     $    1,178,810
     Lease bonuses and rentals                                                       1,108              1,800
     Interest                                                                        4,108              6,052
     Other                                                                           8,940                787
                                                                          ----------------     --------------
                                                                                 1,557,539          1,187,449

Costs and expenses:
     Lease operating expenses,
        production taxes                                                           231,528            225,507
     Dry hole costs                                                                160,980             12,838
     Depreciation, depletion
        and amortization                                                           226,864            246,225
     General & administrative                                                      341,320            263,058
     Interest Expense                                                               14,745             23,237
                                                                          ----------------     --------------
                                                                                   975,437            770,865

Income before provision
     for income taxes                                                              582,102            416,584
Provision for income taxes                                                         106,000             64,500
                                                                          ----------------     --------------

Net Income                                                                $        476,102     $      352,084
                                                                          ================     ==============

Net income per share
     of common stock                                                      $            .70     $          .52
                                                                          ================     ==============

Dividends declared per share
     of common stock                                                      $            .20     $          .15
                                                                          ================     ==============

Weighted average
     shares outstanding                                                            677,846            679,628
                                                                          ================     ==============


                            (See accompanying notes)



                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                            Three Months ended Dec. 31,
                                                                       ------------------------------------
                                                                               1996              1995
                                                                       ---------------      ---------------
Cash flows from operating activities:

     Net income                                                        $        476,102    $        352,084
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation, depletion and amortization                                   226,864             246,225
     Dry Hole Costs                                                             160,980              12,838
     Cash provided (used) by changes in assets
        and liabilities:
     Oil and gas sales and other receivables                                 (  164,537)         (   76,889)
     Prepaid expenses and other assets                                       (   15,164)         (   13,358)
     Income taxes payable                                                        44,563              61,850
     Accounts payable, accrued liabilities
        and dividends payable                                                       373             225,401
                                                                       ----------------    ----------------
     Total adjustments                                                          253,079             456,067
                                                                       ----------------    ----------------

     Net cash provided by operating activities                                  729,181             808,151


Cash flows from investing activities:
     Purchases of and development of
        properties and equipment                                             (  705,193)         (2,511,432)
                                                                       ----------------    ----------------
     Net cash used in investing
        activities                                                           (  705,193)         (2,511,432)


Cash flows from financing activities:
     Loan proceeds                                                                   --           2,100,000
     Payment of loan principal                                               (  150,000)         (  100,000)
     Acquisition of the
        Company's common shares                                                      --          (      943)
     Payment of dividends                                                    (  135,970)         (  101,879)
                                                                       ----------------    ----------------
        Net cash provided (used)
           in financing activities                                           (  285,970)          1,897,178
                                                                       ----------------    ----------------
     Increase (decrease) in cash and cash equivalents                        (  261,982)            193,897
     Cash and cash equivalents at beginning of period                           399,423             443,862
                                                                       ----------------    ----------------
     Cash and cash equivalents at end of period                        $        137,441     $       637,759
                                                                       ================    ================

Supplemental disclosures of cash flow information:
Interest paid                                                          $         14,745    $         23,237
Income taxes paid                                                      $         57,742    $          2,650
                                                                       ----------------    ----------------

                                                                       $         72,487    $         25,887
                                                                       ================    ================



                            (See accompanying notes)

                                      (3)

                           PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The consolidated results presented for the three-month periods ended December 31, 1996 and 1995 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. Earnings per share of common stock are computed using the weighted average number of shares outstanding during the period.

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 1998. At February 5, 1997, the Company had $600,000 outstanding under the facility.

5. Certain reclassifications have been made in the financial statements for the quarter ended December 31, 1995 to conform to the financial statement presentation at December 31, 1996.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     All statements concerning the Company other than purely historical information (collectively "Forward-Looking Statements") provided herein are subject to all the risks and uncertainties incident to the acquisition, development, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from any forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, working capital was $440,205 as compared to $567,422 at September 30, 1996. Cash and cash equivalents were $137,441 at December 31, 1996. Cash flow provided by operating activities for the first quarter of 1997 was $729,181 as compared to $808,151 for the first quarter of 1996. The reduction in cash flow is principally the result of timing of payment on the Company's accounts payable and of receipts of its oil and gas sales revenues.

     The Company continues the trend of increasing expenditures on the development of its oil and gas properties. During the 1997 first quarter, approximately $700,000 was spent for oil and gas exploration and production activities as compared to approximately $400,000 spent for that purpose during the 1996 first quarter. However, during the 1996 first quarter, the Company also spent $2,115,000 to purchase a 50% interest in 65,632 net mineral acres located principally in Oklahoma and Texas. The purchase was funded by accessing the Company's line-of-credit for $2,100,000. First quarter 1997 expenditures were funded from cash flow and cash reserves.


                                      (4)

     At December 31, 1996 the Company had commitments for ongoing and proposed drilling and equipment costs on new wells totaling $760,000. These costs, as well as Company operating costs for the remainder of fiscal 1997 are expected to be funded from cash flow and available working capital. In addition, the Company anticipates having sufficient cash available to make principal payments on the bank line-of-credit and to make dividend payments to the Company's shareholders. However, should cash flow be lower than expectations, or should the Company require additional funds for increased drilling or asset acquisitions, principal payments could be scaled back and/or additional funds could be borrowed under the line-of-credit.

     RESULTS OF OPERATIONS

     Revenues increased in the fiscal 1997 three-month period ended December 31, 1996 by $370,090, or 31%, as compared to the same period in fiscal 1996. This growth in revenues was a result of increased oil and gas sales revenues; which were the result of higher sales prices for both oil and natural gas and increased sales volumes of natural gas, partially offset by a decrease in the sales volume of oil. The chart below outlines the Company's production and average sales prices for oil and natural gas for the first quarter of fiscal 1997 and 1996.

                                          BARRELS      AVERAGE           MCF            AVERAGE
                                           SOLD         PRICE           SOLD             PRICE
                                         -------      ---------        -------         -----------
Quarter ended 12/31/96                   30,927       $   23.61        370,846         $      2.16
Quarter ended 12/31/95                   36,811       $   17.36        349,739         $      1.50

     The decrease in oil sales volume is the result of production allowable limitations on certain wells in the Dagger Draw field of New Mexico. These limitations will reduce those wells oil production for the remainder of fiscal 1997, but new wells coming on line during the second quarter of fiscal 1997 should marginally increase oil production for the remaining three quarters of 1997 as compared to the first quarter. Oil prices have increased compared to the 1996 quarter and management anticipates prices in the low $20.00 range, on average, during fiscal 1997. Gas production volumes were slightly increased in the 1997 quarter as compared to the 1996 quarter due to the early cold winter weather and the resulting demand for natural gas for heating purposes. This demand had the natural effect of raising sales prices for the 1997 quarter as compared to the 1996 quarter. Management feels demand for natural gas will remain relatively strong through the second quarter and then decline somewhat during the third and fourth quarters. Natural gas sales prices are anticipated to be in the $2.00 per MCF area by summer 1997.

     Costs and expenses increased $204,572 in the 1997 quarter as compared to the 1996 quarter. The increase was the result of higher dry hole costs and additional general and administrative expenses. These increases were offset slightly by decreased depreciation, depletion and amortization (DD&A) expense, which was due to lower oil production volumes, and decreased interest expense.

     Dry hole costs increased $148,142 in the 1997 period as compared to the 1996 period. Dry hole costs are the result of the Company participating in the drilling of exploratory wells which are nonproductive. There is no way to predict these costs from quarter to quarter. The Company will continue drilling exploratory wells, thus future dry holes are anticipated.

     General and administrative costs increased $78,262 in the 1997 quarter, as compared to the 1996 quarter, due to bonus payments made to all employees in December, 1996, the addition of one employee to the payroll, and costs related to the Company's seventieth anniversary. DD&A costs were slightly lower in 1997 as several marginally producing wells amortization rates were increased in the 1996 period, thus increasing DD&A for the 1996 quarter. In addition, interest expense declined in the 1997 period as the bank line-of-credit principal amount had been substantially reduced during the 1997 quarter as compared to the 1996 quarter.
                                      (5)

     The provision for income taxes is higher in the 1997 period due to the increase in income before taxes; however, the provision continues to be favorably affected by tax credits available from the Company's production of "tight gas sands" natural gas and from excess percentage depletion.

     Net income and net income per share both increased for the 1997 quarter as compared to the 1996 quarter. This increase is a function of the above discussed oil and gas sales revenues increase offset, somewhat, by higher costs and expenses in the 1997 quarter. As sales prices of both oil and natural gas are expected to remain somewhat higher than the average fiscal 1996 levels and production volumes should be roughly equivalent to fiscal 1996 levels, management expects fiscal 1997 financial results will be comparable to those of fiscal 1996. However, should several of the Company's 1997 exploratory drilling projects result in dry holes, earnings would be negatively impacted.





                          PART II.  OTHER INFORMATION



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits - Exhibit 27 -- Financial Data Schedule

              (b) There were no reports on FORM 8-K filed for the three months ended December 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PANHANDLE ROYALTY COMPANY

 February 12, 1997                      /s/ H W Peace II
-----------------------                 ----------------------------------
Date                                    H. W. Peace II, President

 February 12, 1997                      /s/ Michael C. Coffman
-------------------                     ----------------------------------
Date                                    Michael C. Coffman, Vice President,
                                        Chief Financial Officer and
                                        Secretary and Treasurer





                                      (6)

                                 EXHIBIT INDEX



EXHIBIT-27             Financial Data Schedule