Form 10QSB
period 1997-03-31
PANHANDLE ROYALTY CO
filed 1997-05-15
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(  X  )       Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended    March 31, 1997
                                                      -------------------

(     )       Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from _______________ to _________________


Commission File Number        0-9116
                      --------------------------

                        PANHANDLE ROYALTY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OKLAHOMA                                73-1055775
--------------------------------------  ----------------------------------------
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

Outstanding shares of Class A Common stock (voting) at May 5, 1997:
  677,460
------------

                                     INDEX


                                                                             Page
                                                                             ----
Part I.       Financial Information


Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              March 31, 1997 (unaudited) and
              September 30, 1996..................................             1

              Condensed Consolidated Statements of Income -
              Three months and six months ended
              March 31, 1997 and 1996 (unaudited)..............                2
              Condensed Consolidated Statements of Cash Flows -
              Six Months ended March 31, 1997 and 1996
              (unaudited).........................................             3

              Notes to Condensed Consolidated Financial
              Statements (unaudited) .............................             4

Item 2.       Management's discussion and analysis of financial
              condition and results of operations.................             4

Part II.      Other Information

Item 4.       Submission of matters to a vote
              of security holders.................................             7

Item 6.       Exhibits and reports on Form 8-K....................             7

                        PART I.   FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 1997 is unaudited)


                                                        March 31,    September 30,
     ASSETS                                               1997          1996
     ------                                            -----------   -----------
Current Assets:
     Cash and cash equivalents                         $   515,434   $   399,423
     Oil and gas sales and other receivables             1,204,825       817,258
     Prepaid expenses                                       11,728         4,520
                                                       -----------   -----------

                 Total current assets                    1,731,987     1,221,201

Properties and equipment, at cost, based
     on successful efforts accounting:
                 Producing Oil and Gas Properties       18,956,517    17,594,577
                 Nonproducing Oil and Gas Properties     5,063,239     5,112,785
                 Other                                     192,647       190,473
                                                       -----------   -----------
                                                        24,212,403    22,897,835
     Less accumulated depreciation,
        depletion and amortization                      14,334,661    13,700,007
                                                       -----------   -----------

Net properties and equipment                             9,877,742     9,197,828

Other assets                                               107,716       107,716
                                                       -----------   -----------
                                                       $11,717,445   $10,526,745
                                                       ===========   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
     Accounts payable, accrued liabilities
        and gas imbalance liability                    $   334,190   $   210,280
     Dividends payable                                      29,456        28,656
     Income taxes payable                                  402,736       164,843
     Deferred income taxes                                 250,000       250,000
                                                       -----------   -----------

                 Total current liabilities               1,016,382       653,779

Long-term debt                                             300,000       750,000

Deferred income taxes                                      908,000       908,000

Stockholders' equity:
     Class A voting common stock, $.10 par
                 value; 1,000,000 shares authorized,
                 677,460 issued and outstanding at
                 March 31, 1997 and 677,846 at
                 September 30, 1996                         67,746        67,785
     Capital in excess of par value                        375,047       383,790
     Retained earnings                                   9,050,270     7,763,391
                                                       -----------   -----------

                 Total stockholders' equity              9,493,063     8,214,966
                                                       -----------   -----------

                                                       $11,717,445   $10,526,745
                                                       ===========   ===========


                            (See accompanying notes)

                                      (1)

                           PANHANDLE ROYALTY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                               Three Months Ended Mar. 31, Six Months Ended Mar. 31
                               --------------------------- -----------------------
                                    1997         1996        1997          1996
                               ------------- ------------- ----------   ----------
Revenues:
     Oil and gas sales           $2,491,004   $1,519,977   $4,034,387   $2,698,787
     Lease bonuses and rentals        7,336        6,757        8,444        8,557
     Interest                         1,782        5,973        5,890       12,025
     Other                           11,193          300       20,134        1,087
                                 ----------   ----------   ----------   ----------
                                  2,511,315    1,533,007    4,068,855    2,720,456

Costs and expenses:
     Lease operating expenses,
        production taxes            341,907      253,122      573,436      478,629
     Dry hole costs                 100,858       65,294      261,838       78,132
     Depreciation, depletion
        and amortization            413,039      317,593      639,903      563,818
     General & administrative       235,507      221,693      576,827      484,751
     Interest expense                12,288       39,624       27,033       62,861
                                 ----------   ----------   ----------   ----------
                                  1,103,599      897,326    2,079,037    1,668,191
                                 ----------   ----------   ----------   ----------

Income before provision
     for income taxes             1,407,716      635,681    1,989,818    1,052,265
Provision for income taxes          325,000      130,000      431,000      194,500
                                 ----------   ----------   ----------   ----------

Net income                       $1,082,716   $  505,681   $1,558,818   $  857,765
                                 ==========   ==========   ==========   ==========

Net income per share
     of common stock             $     1.60   $      .74   $     2.30   $     1.26
                                 ==========   ==========   ==========   ==========

Dividends declared per share
     of common stock             $      .20   $      .15   $      .40   $      .30
                                 ==========   ==========   ==========   ==========

Weighted average
     shares outstanding             677,825      679,460      677,835      677,702
                                 ==========   ==========   ==========   ==========




                            (See accompanying notes)


                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                        Six Months ended March 31,
                                                        --------------------------
                                                           1997           1996
                                                        -----------    -----------
Cash flows from operating activities:

     Net income                                         $ 1,558,818    $   857,765
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation, depletion and amortization               639,903        563,818
     Dry Hole Costs                                         261,838         78,132
     Cash provided (used) by changes in assets
        and liabilities:
     Oil and gas sales and other receivables               (387,567)      (186,624)
     Prepaid expenses and other assets                       (7,208)       (13,359)
     Income taxes payable                                   237,893        156,850
     Accounts payable, accrued liabilities
        and dividends payable                               124,710        203,984
                                                        -----------    -----------
     Total adjustments                                      869,569        802,801
                                                        -----------    -----------

     Net cash provided by operating activities            2,428,387      1,660,566


Cash flows from investing activities:
     Purchases of and development of
        properties and equipment                         (1,581,655)    (2,895,596)
                                                        -----------    -----------
     Net cash used in investing
        activities                                       (1,581,655)    (2,895,596)


Cash flows from financing activities:
     Loan proceeds                                               --      2,100,000
     Payment of loan principal                             (450,000)      (450,000)
     Acquisition of the
        Company's common shares                              (8,782)        (3,230)
     Payment of dividends                                  (271,939)      (203,972)
                                                        -----------    -----------
        Net cash provided (used)
           in financing activities                         (730,721)     1,442,798
                                                        -----------    -----------
     Increase in cash and cash equivalents                  116,011        207,768
     Cash and cash equivalents at beginning of period       399,423        443,862
                                                        -----------    -----------
     Cash and cash equivalents at end of period         $   515,434    $   651,630
                                                        ===========    ===========

Supplemental disclosures of cash flow information:
Interest paid                                           $    27,033    $    62,861
Income taxes paid                                           193,107         67,650
                                                        -----------    -----------

                                                        $   220,140    $   130,511
                                                        ===========    ===========





                            (See accompanying notes)



                                      (3)

                           PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The consolidated results presented for the three-month and six-month periods ended March 31, 1997 and 1996 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. Earnings per share of common stock are computed using the weighted average number of shares outstanding during the period.

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. This change will not effect the Company's prior periods and is not expected to have a material effect on the Company's earnings per share calculations.

5. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 2001. At May 5, 1997, the Company had no balance outstanding under the facility.

6. Certain reclassifications have been made in the financial statements for the period ended March 31, 1996 to conform to the financial statement presentation at March 31, 1997.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     All statements concerning the Company other than purely historical information (collectively "Forward-Looking Statements") provided herein are subject to all the risks and uncertainties incident to the acquisitions, development, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from any forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, working capital was $715,605 as compared to $567,422 at September 30, 1996. Cash flow provided by operating activities for the first six months of 1997 was $2,428,387 as compared to $1,660,566 for the first six months of 1996. The increase in cash flow is the result of significantly increased oil and gas sales revenues in fiscal 1997, which were principally the result of increased oil and natural gas sales prices.

     The Company continues to increase its expenditures for the development of its oil and gas properties. During the 1997 six-month period approximately $1,582,000 was spent on oil and gas activities with the majority of those costs

                                      (4)
being to drill and equip new wells. This compares with approximately $700,000 spent to drill and equip wells in the 1996 period. Another $2,115,000 was spent in the 1996 period to purchase mineral acreage. At March 31, 1997 the Company had commitments for ongoing and proposed drilling and equipment costs on wells totaling $882,000.

     All of the fiscal 1997 expenditures to date have been funded from cash flow and the remaining 1997 drilling commitments mentioned above, as well as Company operating costs for the remainder of fiscal 1997, are expected to be funded from cash flow and available working capital. The Company paid the remaining $300,000 due on the Bank One line- of-credit in April 1997, thus the entire $2,500,000 line-of-credit is available should the Company require additional funds for a large asset acquisition or for unforeseen drilling costs.


     RESULTS OF OPERATIONS

     Revenues increased substantially for both the three-month and six-month periods ended March 31, 1997, as compared to the comparable periods in fiscal 1996. The increases were the result of oil and gas sales revenues increasing 50% and 64% for the 1997 six-month and three-month periods, respectively, as compared to the same periods in fiscal 1996. Oil and gas revenues increased principally as the result of increased oil and natural gas sales prices and increased sales volumes of natural gas.

     The chart below outlines the Company's production and average sales prices for oil and natural gas for the three- month and six-month periods of fiscal 1996 and 1997.

                               BARRELS  AVERAGE       MCF     AVERAGE
                                SOLD     PRICE        SOLD     PRICE
                               ------   -------     -------   --------
Three months ended 3/31/97     39,544   $  23.21    495,472   $   3.18
Three months ended 3/31/96     36,637   $  18.86    424,641   $   1.99
Six months ended 3/31/97       70,471   $  23.57    866,318   $   2.74
Six months ended 3/31/96       73,448   $  18.18    744,377   $   1.79

     Natural gas sales prices and production volumes increased in the 1997 periods due to the early cold winter weather experienced in parts of the Country and the resulting demand for natural gas for heating purposes. This strong demand had the resulting effect of raising sales prices for the 1997 periods as compared to the 1996 periods. As the weather has turned warmer, natural gas sales prices have decreased substantially and are currently in the $1.90 per MCF range. Natural gas prices are anticipated to remain near the $2.00 range for the remainder of fiscal 1997 and production volumes should remain relatively flat during remainder of fiscal 1997. Oil sales prices were also affected by the cold winter with the demand for heating oil increasing oil sales prices. The decrease in oil sales volumes for the six-month period is the result of production allowable limitations on certain wells in the Dagger Draw field of New Mexico. These limitations will reduce those wells oil production for the remainder of fiscal 1997. However, the increase in oil production for the three-month 1997 period was due to certain new oil wells initial production in New Mexico. These new wells production should allow overall oil production to remain relatively stable for the remainder of fiscal 1997, however, oil sales prices are anticipated to be in the $18 to $20 range for last half of fiscal 1997.

     Costs and expenses increased $206,273 in the 1997 second quarter as compared to the 1996 second quarter and increased $410,846 in the 1997 six-month period as compared to the 1996 six-month period. Lease operating expenses and production taxes are higher in each 1997 period due to the increased severance taxes paid on the increased oil and gas sales revenues in each period. Depreciation, depletion and amortization (DD&A) increased in each 1997 period due


                                      (5)
to the increased production volumes of natural gas, as the Company calculates DD&A on the units of production method and, in addition, in the second quarter of fiscal 1997 the Company fully impared the costs of certain oil and gas leasehold costs on two prospects totaling $112,000. It currently appears that additional wells may not be drilled on this leasehold.

     Dry hole costs increased in both 1997 periods. These costs are the result of the Company participating in the drilling of exploratory wells which are nonproductive. There is no way to anticipate these costs from quarter to quarter. The Company will continue drilling exploratory wells, thus future dry hole costs are anticipated.

     General and administrative costs increased $13,814 in the 1997 quarter and $92,076 in the 1997 six-month period. The six-month increase is due to bonus payments made to all employees in December 1996, the addition of one employee to the payroll, costs related to the Company's seventieth anniversary and increased health insurance costs. Interest expense declined in the 1997 periods as the bank line-of-credit principal amount has been substantially reduced during fiscal 1997 compared to fiscal 1996.

     The provision for income taxes is higher in the 1997 periods because of substantially increased income before taxes (due to the factors discussed above). However, the provision continues to be favorably affected by tax credits available from the Company's production of "tight gas sands" natural gas and from excess percentage depletion.

     Net income and net income per share both increased for the 1997 periods. These increases are a result of the above discussed oil and gas sales revenue increases, offset, somewhat, by higher costs and expenses in each period. As sales prices for both oil and natural gas, on average, are expected to be lower in the remaining six months of 1997, management anticipates earnings will be lower in the last six months of fiscal 1997 as compared to the first six months. In addition, should more of the Company's 1997 exploratory drilling projects result in dry holes, earnings could be further impacted.





                                      (6)

                          PART II.  OTHER INFORMATION



Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The annual meeting of shareholders was held on February 28, 1997.

              (b) Two directors were elected for three year terms at the meeting. Also, ratification of the selection of Ernst & Young LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:

                                         VOTES
                            ------------------------------
                             For      Against     Withheld
                            -------   -------     --------
Directors
     E. Chris Kauffman        835                   20
     Sam J. Cerny             834                   22

Auditors
     Ernst & Young LLP        837        6          13



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits - Exhibit 27 -- Financial Data Schedule

              (b) There were no reports on FORM 8-K filed for the three months ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PANHANDLE ROYALTY COMPANY

    May 13, 1997                           /s/ H W Peace II
-------------------                  ----------------------------------
Date                                  H. W. Peace II, President and Chief
                                      Executive Officer

    May 13, 1997                          /s/ Michael C. Coffman
-------------------                  ----------------------------------
Date                                 Michael C. Coffman, Vice President,
                                     Chief Financial Officer and
                                     Secretary and Treasurer



                                      (7)

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------

   27                  Financial Data Schedule