Form 10QSB
period 1997-06-30
PANHANDLE ROYALTY CO
filed 1997-08-13
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


( X )        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended       June 30, 1997
                     ----------------------------

(   )        Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                    to
                               ------------------    -------------------

Commission File Number                 0-9116
                       --------------------------------------------------------

                           PANHANDLE ROYALTY COMPANY
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

      OKLAHOMA                                       73-1055775
------------------------------------     --------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


Grand Centre Suite 210, 5400 NW Grand Blvd., Okla. City, Oklahoma 73112
-------------------------------------------------------------------------------
 (Address of principal executive offices)

Registrant's telephone number including area code  (405) 948-1560
                                                  -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                [x]   Yes       [ ]   No


Outstanding shares of Class A Common stock (voting) at August 6, 1997:
  677,420
------------

                                     INDEX


                                                                         Page



Part I.        Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
               June 30, 1997 (unaudited) and
               September 30, 1996........................................ 1

               Condensed Consolidated Statements of Income -
               Three months and nine months ended
               June 30, 1997 and 1996 (unaudited)........................ 2

               Condensed Consolidated Statements of Cash Flows -
               Nine Months ended June 30, 1997 and 1996
               (unaudited)............................................... 3

               Notes to Condensed Consolidated Financial
               Statements (unaudited) ................................... 4

Item 2.        Management's discussion and analysis of financial
               condition and results of operations....................... 4

Part II.                Other Information

Item 6.        Exhibits and reports on Form 8-K.......................... 6

                         PART I. FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at June 30, 1997 is unaudited)


                                                                                  June 30,   September 30,
      ASSETS                                                                       1997          1996
                                                                                -----------   -----------
Current Assets:
      Cash and cash equivalents                                                 $   500,768   $   399,423
      Oil and gas sales and other receivables                                       961,331       817,258
      Prepaid expenses                                                               13,208         4,520
                                                                                -----------   -----------

                  Total current assets                                            1,475,307     1,221,201

Properties and equipment, at cost, based on successful efforts accounting:
                  Producing Oil and Gas Properties                               19,574,338    17,594,577
                  Nonproducing Oil and Gas Properties                             5,114,578     5,112,785
                  Other                                                             192,647       190,473
                                                                                -----------   -----------
                                                                                 24,881,563    22,897,835
      Less accumulated depreciation,
         depletion and amortization                                              14,612,841    13,700,007
                                                                                -----------   -----------

Net properties and equipment                                                     10,268,722     9,197,828

Other assets                                                                        107,716       107,716
                                                                                -----------   -----------
                                                                                $11,851,745   $10,526,745
                                                                                ===========   ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, accrued liabilities
         and gas imbalance liability                                            $   349,585   $   210,280
      Dividends payable                                                              29,456        28,656
      Income taxes payable                                                          444,336       164,843
      Deferred income taxes                                                         250,000       250,000
                                                                                -----------   -----------

                  Total current liabilities                                       1,073,377       653,779

Long-term debt                                                                            0       750,000

Deferred income taxes                                                               908,000       908,000

Stockholders' equity:
      Class A voting common stock, $.10 par value; 1,000,000 shares authorized, 677,420 issued and outstanding at June 30, 1997 and 677,846 at
                  September 30, 1996                                                 67,742        67,785
      Capital in excess of par value                                                374,132       383,790
      Retained earnings                                                           9,428,494     7,763,391
                                                                                -----------   -----------

                  Total stockholders' equity                                      9,870,368     8,214,966
                                                                                -----------   -----------

                                                                                $11,851,745   $10,526,745
                                                                                ===========   ===========




                            (See accompanying notes)



                                      (1)

                           PANHANDLE ROYALTY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                   Three Months Ended June 30,      Nine Months Ended June 30
                                  -----------------------------   -----------------------------
                                       1997            1996            1997            1996
                                  -------------   -------------   -------------   -------------
Revenues:
      Oil and gas sales           $   1,459,520   $   1,644,659   $   5,493,907   $   4,343,446
      Lease bonuses and rentals           5,248           5,806          13,692          14,363
      Interest                            6,093           6,209          11,983          18,234
      Other                               4,912           7,275          25,046           8,363
                                  -------------   -------------   -------------   -------------
                                      1,475,773       1,663,949       5,544,628       4,384,406

Costs and expenses:
      Lease operating expenses,
         production taxes               260,790         265,244         834,226         743,873
      Dry hole costs                     80,929          17,580         342,767          95,712
      Depreciation, depletion
         and amortization               278,180         418,725         918,083         982,543
      General & administrative          205,027         179,706         781,854         664,457
      Interest expense                    2,139          32,493          29,172          95,354
                                  -------------   -------------   -------------   -------------
                                        827,065         913,748       2,906,102       2,581,939

Income before provision
      for income taxes                  648,708         750,201       2,638,526       1,802,467
Provision for income taxes              135,000         220,000         566,000         414,500
                                  -------------   -------------   -------------   -------------
Net income                        $     513,708   $     530,201   $   2,072,526   $   1,387,967
                                  =============   =============   =============   =============

Net income per share
      of common stock             $         .76   $         .78   $        3.06   $        2.05
                                  =============   =============   =============   =============

Dividends declared per share
      of common stock             $         .20   $         .15   $         .60   $         .45
                                  =============   =============   =============   =============

Weighted average
      shares outstanding                677,424         676,283         677,698         678,453
                                  =============   =============   =============   =============





                            (See accompanying notes)


                                      (2)

                           PANHANDLE ROYALTY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                   Nine Months ended June 30,
                                                                   --------------------------
                                                                      1997            1996
                                                                   -----------    -----------
Cash flows from operating activities:

      Net income                                                   $ 2,072,526    $ 1,387,967
      Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation, depletion and amortization                         918,083        982,543
      Dry Hole Costs                                                   342,767         95,712
      Cash provided (used) by changes in assets and liabilities:
      Oil and gas sales and other receivables                         (144,073)      (185,392)
      Prepaid expenses and other assets                                 (8,688)       (10,441)
      Deferred income taxes                                                 --        286,700
      Income taxes payable                                             279,493         50,000
      Accounts payable, accrued liabilities
         and dividends payable                                         140,105        115,687
                                                                   -----------    -----------
      Total adjustments                                              1,527,687      1,334,809
                                                                   -----------    -----------

      Net cash provided by operating activities                      3,600,213      2,722,776


Cash flows from investing activities:
      Purchases of and development of
         properties and equipment                                   (2,331,744)    (3,344,556)
                                                                   -----------    -----------
      Net cash used in investing
         activities                                                 (2,331,744)    (3,344,556)


Cash flows from financing activities:
      Loan proceeds                                                          0      2,100,000
      Payment of loan principal                                       (750,000)      (850,000)
      Acquisition of the
         Company's common shares                                        (9,701)       (76,204)
      Payment of dividends                                            (407,423)      (305,526)
                                                                   -----------    -----------
         Net cash provided (used)
            in financing activities                                 (1,167,124)       868,270
                                                                   -----------    -----------
      Increase in cash and cash equivalents                            101,345        246,490
      Cash and cash equivalents at beginning of period                 399,423        443,862
                                                                   -----------    -----------
      Cash and cash equivalents at end of period                   $   500,768    $   690,352
                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
Interest paid                                                      $    29,172    $    95,354
Income taxes paid                                                      286,507         77,800
                                                                   -----------    -----------

                                                                   $   315,679    $   173,154
                                                                   ===========    ===========




                            (See accompanying notes)


                                      (3)

                           PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The consolidated results presented for the three-month and nine-month periods ended June 30, 1997 and 1996 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

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

5. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit matures on January 3, 2001. At August 6, 1997, the Company had no balance outstanding under the facility.

6. Certain reclassifications have been made in the financial statements for the period ended June 30, 1996 to conform to the financial statement presentation at June 30, 1997.


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

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997 working capital was $401,930 as compared to $567,422 at September 30, 1996. Cash flow provided by operating activities for the first nine months of 1997 was $3,600,213 as compared to $2,722,776 for the first nine months of 1997. The increased cash flow is the result of significantly increased oil and gas sales revenues through the first nine months of fiscal 1997 and was principally the result of increased oil and natural gas sales prices and a slight increase in natural gas sales volumes.

      The Company continues to increase its expenditures for the development of its oil and gas properties. During the 1997 nine-month period approximately $2,332,000 was spent on oil and gas activities with the majority of those costs being to drill and equip new wells. This compares with approximately $1,230,000




                                      (4)
spent to drill and equip wells in the 1996 nine-month period. Another $2,115,000 was spent in the 1996 period to purchase mineral acreage. At June 30, 1997 the Company had commitments for ongoing and proposed drilling and equipment costs totaling $773,000.

      All of the fiscal 1997 capital expenditures and debt payments to date have been funded from cash flow and the remaining 1997 drilling commitments mentioned above, as well as Company operating costs for the remainder of fiscal 1997, are expected to be funded from cash flow and available working capital. The Company has a $2,500,000 bank line-of-credit available should additional funds be required for a large asset acquisition, unforeseen drilling costs or operating expenses.


      RESULTS OF OPERATIONS

      Revenues increased for the nine-month period ended June 30, 1997, but decreased for the three-month period ended June 30, 1997 as compared to the same periods in fiscal 1996. The revenue increase for the nine-month period was a result of substantially increased oil and gas sales revenues in the first six months of fiscal 1997, followed by lower oil and gas sales revenues in the third fiscal quarter of 1997. The nine-month increase in oil and gas sales revenues in fiscal 1997 is a result of natural gas sales volumes increasing from 1,178,546 MCF in the 1996 nine-month period to 1,227,208 in the 1997 period, and the average sales price of natural gas increasing from $1.86 in the 1996 period to $2.47 in the 1997 period. Oil sales volumes were relatively flat in the two periods while the average oil price increased $2.71 per barrel in the 1997 period to $22.07. Conversely for the three-month period ended June 30, 1997 gas sales volumes decreased 11% to 360,890 MCF and the average sales price decreased 7% to $1.85 per MCF. Again oil sales volumes were relatively stable for the three-month period of 1997 as compared to the 1996 period while the average oil sales price decreased $2.13 per barrel to $19.48.

      The increased gas sales volumes during the first six months of 1997 were due principally to the cold winter in 1995-1996 and the resulting demand for natural gas. The third quarter brought mild spring weather and the demand for natural gas dropped as did the sales price. During the third quarter of fiscal 1996 natural gas storage facilities were being filled but this demand has not been there in fiscal 1997. Thus gas sales volumes will probably remain flat through the fourth quarter of fiscal 1997, but management anticipates gas sales prices to moderately increase in the fourth quarter of fiscal 1997. Oil sales volumes are remaining flat due to field production limitations on certain wells in the Dagger Draw field of New Mexico. These limitations will affect oil production for the remainder of fiscal 1997, however new oil wells beginning production may allow oil production to slightly increase in the fourth quarter.

      Costs and expenses increased $324,163 in the 1997 nine-month period as compared to the 1996 nine-month period and decreased $86,683 in the 1997 third quarter as compared to the 1996 third quarter. Lease operating expenses and production taxes were higher for the 1997 nine-month period due to increased severance taxes paid on the increased oil and gas sales revenues in fiscal 1997. Conversely, these expenses were lower in the 1997 three-month period due to the lower oil and gas sales revenues in the 1997 third quarter as compared to the 1996 third quarter.

      Dry hole costs were substantially greater in both 1997 periods as compared to the same periods in 1996. These increased costs are a result of the Company's increased drilling of exploratory prospects. If these exploratory wells are nonproductive, dry hole costs result, but there is no way to anticipate these costs from quarter to quarter. As the Company continues to expand its drilling activity, more exploratory wells may be drilled and the potential for additional dry hole costs thus increases.

      Depreciation, depletion and amortization (DD&A) decreased in each 1997 period as compared to the 1996 periods due to the Company substantially increasing



                                      (5)
amortization rates on several properties which were deemed marginal producers in the 1996 periods. Thus a large portion of the remaining value of these properties was amortized in the 1996 periods.

      General and administrative costs (G&A) increased both in the three-month and nine-month periods of 1997 as compared to the 1996 periods. The increases were due primarily to increased payroll costs and increased health insurance costs. The Company recently changed health insurance plans, thus insurance costs will decrease in future periods. Interest expense declined in the 1997 periods as the bank line-of-credit was fully paid off in April 1997.

      The provision for income taxes is higher in the 1997 nine-month period due to increased income before taxes. However, the Company's provision for income taxes continues to be favorably affected by tax credits available from the Company's production of "tight gas sands" natural gas and from excess percentage depletion.

      Net income was affected in the third quarter of 1997 by declining sales prices for natural gas and oil during the warm summer months along with relatively flat oil production and lower natural gas sales volumes. Gas prices are expected to increase somewhat in the fourth quarter of fiscal 1997, but both oil and natural gas production volumes should be relatively flat. Thus, fourth quarter 1997 results are expected to be modestly improved but results could be negatively impacted should more of the Company's 1997 exploratory drilling projects result in dry holes.





                           PART II. OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Exhibit 27 -- Financial Data Schedule

         (b) There were no reports on FORM 8-K filed for the three months ended June 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PANHANDLE ROYALTY COMPANY

  August 11, 1997                           /s/ H W Peace II
--------------------------                 ------------------------------------
Date                                       H. W. Peace II, President
                                           and Chief Executive Officer



  August 11, 1997                           /s/ Michael C. Coffman
--------------------------                 ------------------------------------
Date                                       Michael C. Coffman, Vice President,
                                           Chief Financial Officer and
                                           Secretary and Treasurer






                                      (6)