Form 10KSB40
period 1997-09-30
PANHANDLE ROYALTY CO
filed 1997-12-22
CIK 315131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1997

Commission File Number:   0-9116

                           PANHANDLE ROYALTY COMPANY
            (Exact name of small business registrant in its charter)

           OKLAHOMA                                                    73-1055775
(State or other jurisdiction of                                     (I.R.S. Employer
incorporation or organization )                                     Identification No.)

Grand Centre Suite 210, 5400 N Grand Blvd., Okla. City, OK                 73112
(Address of principal executive offices)                                 (zip code)

Registrant's telephone number  (405) 948-1560

Securities registered under Section 12(B) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                   (Title of Class)
             CLASS A COMMON STOCK (VOTING)                  .10 par value
                   (Title of Class)
             CLASS B COMMON STOCK (NON-VOTING)            $1.00 par value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
  X  Yes       No
 ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     {X}

Registrant's revenues for fiscal year-end September 30, 1997, were $7,016,478.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at December 2, 1997, was $20,978,230. As of December 2, 1997, 679,820 class A common shares were outstanding.

Documents Incorporated By Reference..... NONE

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


                                    ( i )

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

                  FORWARD-LOOKING STATEMENTS

                  Forward-looking statements for 1998 and later periods are made throughout this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to oil and natural gas price risk, environmental risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

                  BUSINESS DEVELOPMENT

                  Panhandle Royalty Company ("Panhandle" or the "Company") is an Oklahoma Corporation, organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. Panhandle's authorized and registered stock consisted of 100,000 shares of $1.00 par value class A common stock. In 1982, the Company split the stock on a 10-for-1 basis and reduced the par value to $.10, resulting in 1,000,000 shares of authorized class A common stock. Since its formation, the Company has been involved in the acquisition and management of mineral interests and the exploration for, and development of, oil and gas properties, principally involving wells located on the Company's mineral interests. Panhandle's mineral properties and other oil and gas interests are located primarily in Oklahoma, New Mexico and Texas. Properties are also located in twelve other states. The majority of the Company's oil and gas production is from wells located in the Anadarko Basin of western Oklahoma and the Dagger Draw Field in Eddy County, New Mexico. In 1988, the Company merged with New Mexico Osage Royalty Company, thus acquiring most of its New Mexico mineral interests. The Company's offices are located at Grand Centre Suite 210, 5400 N. Grand Blvd., Oklahoma City, OK 73112 (405)948-1560, FAX
(405)948-2038.

                  BUSINESS OF ISSUER

                  The majority of Panhandle's revenues are derived from the production and sale of oil and natural gas. See "Item 7 - Financial Statements". The Company's oil and gas holdings, including its mineral interests and its interests in producing wells, both working interests and royalty interests, are centered in Oklahoma with increasingly more activity, in recent years, in New Mexico and Texas. See "Item 2 - Description of Properties". Exploration and development of the Company's oil and gas properties is conducted in association with operating oil and gas companies, including major and independent companies. The Company does not operate any of its oil and gas


                                     (1)
properties. Drilling operations have been active the last five years with wells drilled on the Company's mineral properties and on third party drilling prospects. A large percentage of the Company's recent drilling participations have been on properties in which the Company has mineral interests and in many cases already owns an interest in a producing well in the unit. This "increased density" drilling has accounted for a majority of the successful oil and gas wells completed in the last five years and has added significant reserves for the Company. The Company has also been actively acquiring additional mineral interest properties the last five years. On November 17, 1995 the Company acquired a 50% interest in 65,632 net mineral acres from Petrocorp, Incorporated. These mineral interests are primarily located in Oklahoma and Texas and also in eleven other states, and are primarily non-producing properties. Included however, were small royalty interests in approximately 170 producing wells and working interests in 5 producing wells. See "Item 7 - Financial Statements, Note 7". Several of the mineral properties purchased in the last five years have been in areas where the Company had no mineral holdings, thus expanding the Company's area of interest.

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

                  COMPETITIVE BUSINESS CONDITIONS

                  The oil and gas industry is highly competitive, both in the search for new oil and gas reserves and the marketing of the production from wells. There are many factors affecting Panhandle's competitive position and the market for its products which are beyond its control. Some of these factors are quantity and price of foreign oil imports, changes in prices received for its oil and gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of oil and gas sales. Changes in existing economic conditions, weather patterns and actions taken by OPEC and other oil-producing countries have dramatic influence on the price Panhandle receives for its oil and gas production. The Company relies heavily on companies with greater resources, staff, equipment, research, and experience for operation of wells and the development and drilling of subsurface prospects. The Company uses its strong financial


                                     (2)
base and its mineral property ownership to participate in drilling operations with these larger companies. This method allows the Company to effectively compete in drilling operations it could not undertake on its own due to financial and personnel limits and to maintain low overhead costs.

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

                  The State of Oklahoma and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have regulations addressing


                                     (3)
conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. These statutes and regulations currently limit the rate at which oil and gas can be produced from certain of the Company's properties, especially in the Dagger Draw field of New Mexico.

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

                  ENVIRONMENTAL MATTERS

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

ITEM 2.           DESCRIPTION OF PROPERTIES

                  As of September 30, 1997, Panhandle's principal properties consisted of perpetual ownership of 175,596 net mineral acres, held in tracts in Alabama, Arkansas, Colorado, Idaho, Kansas, Illinois, Indiana, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Tennessee and Texas. The Company also held leases on 5,613 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 1997, Panhandle held royalty and/or working interests in 1,356 producing oil or gas wells, 27 successfully completed but not yet producing wells, and 31 wells in the process of being drilled or completed.


                                     (4)

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

                  Panhandle pays ad valorem taxes on its minerals owned in Arkansas, Colorado, Idaho, Indiana, Illinois, Kansas, Tennessee and Texas.

                  ACREAGE

                  The following table of mineral interests owned reflects, as of September 30, 1997, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

                               MINERAL INTERESTS

                           Net      Gross      Net      Gross       Net       Gross
                          Acres     Acres     Acres     Acres      Acres      Acres
        Net      Gross    Prod'g    Prod'g    Leased    Leased     Open       Open
St.    Acres     Acres     (1)       (1)       (2)       (2)        (3)        (3)
---   -------   -------   ------    ------    ------    ------    -------    -------
AL          5       479                                                 5        479
AR      5,890    32,016       64      220         40        80      5,786     31,716
CO      8,161    38,280                                             8,161     38,280
ID         30       880                                                30        880
IL      1,018     4,393                                             1,018      4,393
IN         27       262                                                27        262
KS        620     5,360       60       480                            560      4,880
MT        422     7,960                                               422      7,960
NE        439     5,960                                               439      5,960
ND        292     5,036                           37       320        255      4,716
NM     53,287   152,343    1,113     4,219     2,639     7,137     49,535    140,987
OK     81,248   630,798   15,821    83,073     1,836    24,359     63,591    523,366
TN      1,543     3,087                                             1,543      3,087
TX     22,614   212,701      977    33,272       218     3,276     21,419    176,153
      ------- ---------   ------   -------    ------    ------    -------    -------
TOT:  175,596 1,099,555   18,035   121,264     4,770    35,172    152,791    943,119
      ------- ---------   ------   -------    ------    ------    -------    -------

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

                                     LEASES

                                       Net Acres Leases
                                           Expiring          Net Acres
                            Net      --------------------     Held By
                 State     Acres     1998    1999    2000    Production
                 -----    -------    ----    ----    ----    ----------
                 LA           137                                  137
                 OK         5,024     923     422   1,808        1,871
                 TX           452     323      66      13           50
                          -------   -----   -----   -----    ---------
                 TOT:       5,613   1,246     488   1,821        2,058
                          -------   -----   -----   -----    ---------


                                     (5)

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

    Proved Developed Reserves     Barrels of Oil       MCF of Gas
    -------------------------     --------------     --------------
    September 30, 1993                227,342           7,300,317
    September 30, 1994                251,246           7,442,524
    September 30, 1995                454,577           7,618,673
    September 30, 1996                641,213           8,200,957
    September 30, 1997                625,370           9,707,242

    Proved Undeveloped Reserves
    ---------------------------
    September 30, 1995                 10,339           1,570,440
    September 30, 1996                297,582           1,638,104
    September 30, 1997                278,438           1,559,860

    Total Proved Reserves
    ---------------------
    September 30, 1995                464,916           9,189,113
    September 30, 1996                938,795           9,839,061
    September 30, 1997                903,808          11,267,102

                  Because the determination of reserves is a function of testing, evaluating, developing oil and gas reservoirs and establishing a production decline history, along with product price fluctuations, it would be expected that estimates will change as future information concerning those reservoirs is developed and as market conditions change. Estimated reserve quantities and future net revenues are affected by changes in product prices, and these prices have varied substantially in recent years. Proved developed reserves are those


                                     (6)
expected to be recovered through existing well bores under existing economic and operating conditions. Proved undeveloped reserves are reserves that may be recovered from undrilled acreage, but are usually limited to those sites directly offsetting established production units and have sufficient geological data to indicate a reasonable expectation of commercial success.

                  ESTIMATED FUTURE NET CASH FLOWS

                  Set forth below are estimated future net cash flows with respect to Panhandle's proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net cash flows, computed by applying a ten (10) percent discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net cash flows have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of production taxes levied by respective states. Prices used for determining future cash flows from oil and natural gas for the periods ended September 30, 1997, 1996 and 1995 were as follows: 1997
- $19.12, $2.48; 1996 - $23.88, $1.84; 1995 - $17.23, $1.56.  These future net cash flows should not be construed as the fair market value of the Company's reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases.

Estimated Future Net Cash Flows

                           9-30-97         9-30-96         9-30-95
                         -----------     -----------     -----------
  Proved Developed       $29,186,361     $25,166,810     $16,055,355
  Proved Undeveloped     $ 7,188,163     $ 8,363,380     $ 1,442,460
                         -----------     -----------     -----------
  Total Proved           $36,374,530     $33,530,190     $17,497,815

10% Discounted Present Value of Estimated Future Net Cash Flows

                           9-30-97         9-30-96         9-30-95
                         -----------     -----------     -----------
  Proved Developed       $19,890,600     $17,827,160     $11,126,168
  Proved Undeveloped     $ 4,430,870     $ 5,328,364     $   799,923
                         -----------     -----------     -----------
  Total Proved (1)       $24,321,470     $23,155,524     $11,926,091

  (1) The increase from September 30, 1996 to September 30, 1997 is attributable to the increase in gas sales prices at September 30, 1997 compared to the sales prices at September 30, 1996, offset, in large part, by the decline in oil sales prices at September 30, 1997 compared to the sales price at September 30, 1996.


                                     (7)

OIL AND GAS PRODUCTION

                  The following table sets forth the Company's net production of oil and gas for the fiscal periods indicated.

                            Year            Year            Year
                            Ended           Ended           Ended
                           9-30-97         9-30-96         9-30-95
                         -----------     -----------     -----------
  Bbls - Oil                147,734         145,301          82,676
  MCF - Gas               1,600,247       1,551,147       1,203,623


Average Sales Prices and Production Costs

                  The following table sets forth unit price and cost data for the fiscal periods indicated.

                            Year            Year            Year
                            Ended           Ended           Ended
  Average Sales Price      9-30-97         9-30-96         9-30-95
  -------------------    -----------     -----------     -----------
  Per Bbl. Oil             $   21.21       $   19.93       $   17.26
  Per MCF Gas              $    2.39       $    1.95       $    1.39

  Average Production (Lifting Cost)
  Per Equivalent
  Bbl. Oil (1)(2)          $    2.54       $    2.46       $    2.62

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

                  GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

                  The following table sets forth Panhandle's gross and net productive oil and gas wells as of September 30, 1997. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                401              13.093635
            Gas                955              16.784738
                           -----------          ---------
            TOTAL            1,356              29.878373

                  Information on multiple completions is not available from Panhandle's records, but the number of such is insignificant.


                                     (8)

                  As of September 30, 1997, Panhandle owned 121,264 gross developed mineral acres and 18,035 net developed mineral acres. Panhandle has also leased from others 26,521 gross developed acres which contain 2,058 net developed acres.


                  UNDEVELOPED ACREAGE

                  As of September 30, 1997, Panhandle owned 978,291 gross and 157,561 net undeveloped mineral acres, and leases on 22,487 gross and 3,555 net acres.


                  DRILLING ACTIVITY

                  The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

                              --------------        -------
-----------------             Net Productive        Net Dry
Development Wells                 Wells             Wells
-----------------             --------------        -------
     Fiscal year ending
       September 30, 1995        1.184040           .524182

     Fiscal year ending
       September 30, 1996        1.614002           .485562

     Fiscal year ending
       September 30, 1997        2.630851           .659734

Exploratory Wells
-----------------
     Fiscal year ending
       September 30, 1995         .255000           .322656

     Fiscal year ending
       September 30, 1996         .456455           .231341

     Fiscal year ending
       September 30, 1997         .627670           .477731

Purchased Wells
---------------
     Fiscal year ending
       September 30, 1995         .389869                 0

     Fiscal year ending
       September 30, 1996        1.542173                 0

     Fiscal year ending
       September 30, 1997         .798765                 0


                                     (9)

                  PRESENT ACTIVITIES

                  The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 1997, in which Panhandle owns a royalty or working interest.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                  5                .334675
            Gas                 26                .751520


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of Panhandle's security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is listed on the NASDAQ Small-Cap Market (symbol PANRA). The following table sets forth the high and low trade prices of the Company's common stock, as reported by NASDAQ System Statistics furnished by NASD, during the periods indicated:

                 Quarter Ended                      HIGH             LOW
                 -----------------                 ------           ------
                 December 31, 1995                 18               16
                 March 31, 1996                    18-1/2           15-3/4
                 June 30, 1996                     21-1/2           18-1/2
                 September 30, 1996                22-1/4           19-1/4
                 December 31, 1996                 37-3/4           20-3/4
                 March 31, 1997                    33               24
                 June 30, 1997                     36               24
                 September 30, 1997                33               25

         As of November 30, 1997, the approximate number of holders of shares of Panhandle stock were:

                 Title of Class                            Number of Holders
                 ---------------------------               -----------------
                 Class A Common (Voting) . . . . . . . . . . . . . 2,300


                                     (10)

         During the past two years, cash dividends have been paid as follows on the class A common stock:

                      DATE                 RATE PER SHARE
                 --------------            --------------
                 December 1995                $ .15
                 March 1996                   $ .15
                 June 1996                    $ .15
                 September 1996               $ .175
                 December 1996                $ .20
                 March 1997                   $ .20
                 June 1997                    $ .20
                 September 1997               $ .20

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had positive working capital of $953,528, an increase of $386,106 compared to year-end September 30, 1996.
Cash flow from operating activities increased $854,807 to $4,675,180 for fiscal 1997. The increased cash flow was a result of increased sales volumes and average sales prices for both oil and natural gas in fiscal 1997 as compared to fiscal 1996. These increases are discussed in greater detail in "Results of Operations".

         The Company spent $2,644,297 on drilling and equipment costs in fiscal 1997 as compared to $1,747,992 in fiscal 1996. This increased spending is a continuation of the Company's business strategy established in 1991 to actively pursue the development of its mineral properties by participating in more drilling of wells on these properties. Property acquisitions are also a focal point in the Company's business strategy. In fiscal 1996 the Company spent $2,318,416 acquiring mineral properties, but was only successful in purchasing $224,224 of properties in 1997. These acquisitions have been predominately non-producing mineral properties which did not provide substantial new cash flow. However, the Company purchases properties which are expected to generate future drilling opportunities that will potentially increase the Company's oil and gas reserve base and thereby increase the Company's cash flow as the properties are developed and begin producing oil and gas. During fiscal 1997 $750,000 of cash was utilized to retire the outstanding amount of the line of credit used to purchase a 50% interest in 65,632 net mineral acres in November 1995.

         The Company expects to continue to increase its expenditues for exploratory and developmental drilling through fiscal 1998 and for several additional years. At September 30, 1997 the Company had commitments of $983,037 for drilling and equipment costs for wells which


                                     (11)
had been proposed or were in the process of being drilled or completed. The Company expects to spend approximately $2,700,000 for exploration and development well costs in fiscal 1998. Those expenditures, overhead expenses, dividend payments and any potential debt service payments are expected to be funded by cash flow from operating activities and existing working capital. Should the Company desire to make a large asset purchase in fiscal 1998, it could access the $2,500,000 cash line of credit.

         Panhandle anticipates that continued exploratory and development drilling will maintain or possibly increase production volumes, and add to the Company's reserve base. In addition, the Company continues to evaluate and make purchase offers on both producing and non-producing mineral properties, to further enhance the Company's future reserve base. The current cash balance, projected cash flows from existing properties and the Company's line of credit are adequate to fund anticipated future capital growth and should be adequate to meet the Company's long-term operation and liquidity requirements.


         RESULTS OF OPERATIONS

         Oil and gas revenues increased $1,015,171, or 17%, in fiscal
1997 as compared to fiscal 1996. The improvement in revenues is attributable to larger sales volumes of oil and natural gas and increased average sales prices for oil and natural gas. The chart below summarizes the Company's production and average sales prices for oil and natural gas in fiscal 1997 and 1996.

                                                  PRODUCTION
                                  ------------------------------------------
                                         OIL                   GAS
                                  ------------------  ----------------------
                                  Total    Average      Total       Average
                                  Bbls.    Price/Bbl     MCF       Price/MCF
                                  ------   ---------  ---------    ---------
Year ended 9/30/97                147,734    $ 21.21   1,600,247      $ 2.39
Year ended 9/30/96                145,301    $ 19.93   1,551,147      $ 1.95

         The slightly increased oil production is principally attributable to new wells in the Dagger Draw field in southeast New Mexico. The Dagger Draw field continues to be developed and has added substantially to the Company's oil production for the last five years. Additional drilling is expected in the field for at least the next two years, which should replace production lost due to normal decline in some of the field's older wells. Gas production was up principally due to increased demand for natural gas during the colder winter months of fiscal 1997 and production from new gas wells coming on line in 1997. This increased demand also had the effect of raising average natural gas sales prices for the entire year as natural gas storage facilities were replenished during the summer months of fiscal 1997, when natural gas demand is usually low. In fiscal 1998, management currently expects oil prices to decrease moderately, compared to fiscal 1997 average prices. Management expects natural gas prices to stay in the upper $2.00 to low $3.00 range in the winter months of fiscal 1998 and be in the $2.00 range in the summer months, thus, averaging out comparable to the 1997 average price of $2.39 per MCF.


                                     (12)

         Fiscal 1998 oil and gas production volumes are expected to moderately increase. Oil production should be positively affected by production allowable limitations on certain wells in the Dagger Draw field of New Mexico being overcome as past overproduction will be made up. Further, as natural gas production volumes are expected to increase slightly, and considering the expected pricing scenario discussed above, oil and gas revenues should continue on an upward trend in fiscal 1998. However, these increases could be dramatically affected should there be product price declines in 1998.

         Costs and expenses increased $542,287 or 16% in 1997 as compared to 1996. Lease operating expenses and production taxes (LOE); exploration costs; and depreciation, depletion and amortization accounted for the majority of the increase. LOE increased principally due to the increased production taxes paid on increased oil and gas sales revenues in 1997. In addition, the number of wells in which the Company owns a working interest continues to increase, thus increasing LOE expenses. LOE costs are expected to continue to increase as the Company will continue to participate in additional working interest wells. Production taxes, which are a percentage of oil and gas sales revenues, will track future revenues.

         Depreciation, depletion and amortization (DD&A) expenses were $102,723 higher (7%) than in fiscal 1996. This increase is attributable to increased production levels as the Company computes DD&A on the units of production method, and reduced oil reserves at year end 1997 which was a result of the lower oil sales price at September 30, 1997 used in the reserve calculations. In addition, the Company adopted SFAS No. 121 in 1996 (see Note 1., Summary of Significant Accounting Policies, to the Financial Statements contained herein at Item 7.) and included $115,734 for 1997 and $105,019 for 1996 impairment provisions calculated under SFAS 121 in DD&A.

         Exploration costs (made up of dry hole costs and seismic costs) were $294,875 higher in fiscal 1997 than in 1996. These costs will vary from year to year and are principally dependent upon the Company's participation in exploratory working interest wells drilled, and the success of those ventures. The Company utilizes the successful efforts method of accounting for oil and gas operations, thus exploration costs are a result of drilling unsuccessful exploratory wells. There is no way to accurately estimate exploration costs from year to year. The Company will continue exploratory well participations, and thus future exploration costs can be expected.

         General and administrative costs increased 15% in fiscal 1997 to $1,006,576 The increase was principally the result of increased payroll expenses. General and administrative costs will continue to moderately increase as the Company continues to increase its activity level and has the need to increase staffing levels.

         The interest expense reduction of $87,415 resulted from paying off the outstanding balance of the line of credit of $750,000 at September 30, 1996, during fiscal 1997. However, the Company could incur additional borrowings and related interest under the line of credit should another large asset acquisition be made.


                                     (13)

         The provision for income taxes increased in 1997 due to increased income before taxes. The provision for income taxes was less than 25% of income before taxes for both 1997 and 1996. Both provisions differ from the calculated result should the federal statutory rate be applied due to percentage depletion and due to tight-sands gas production tax credits allowed on certain of the Company's gas wells.

         As discussed above, the increase in net income was a function of increased oil and gas sales revenues, offset somewhat by increased costs and expenses. Management intends to continue the proactive approach adopted six years ago which will include increased drilling costs in 1998. Larger investments in drilling carry certain risks, principally exploration costs as discussed above, the results of which can affect Company earnings. In addition, market prices for oil and gas, over which the Company has no control, can dramatically impact the Company's earnings, either positively or negatively. Management feels its increasing oil and gas reserves should translate into continually improving financial results in the near term, barring any large increases in exploration costs, or a dramatic downturn in oil and/or natural gas market prices.


ITEM 7.  FINANCIAL STATEMENTS

               Report of Independent Auditors ........................... 15

               Consolidated Balance Sheets
                        As of September 30, 1997 and 1996 ............... 16

               Consolidated Statements of Income For The
                        Years Ended September 30, 1997 and 1996 ......... 17

               Consolidated Statements of Stockholders' Equity For
                        The Years Ended September 30, 1997 and 1996 ..... 18

               Consolidated Statements of Cash Flows For
                        The Years Ended September 30, 1997 and 1996 ..... 19

               Notes To Consolidated Financial Statements .............. 20-31


                                     (14)

                         Report of Independent Auditors


Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
November 21, 1997



                                     (15)

                           Panhandle Royalty Company

                          Consolidated Balance Sheets

                                                                            SEPTEMBER 30,
                                                                      1997                1996
                                                                    --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $    872,797        $    399,423
   Oil and gas sales and other receivables                               893,779             817,258
   Prepaid expenses                                                        4,929               4,520
                                                                    --------------------------------
Total current assets                                                   1,771,505           1,221,201

Property and equipment, at cost, based on successful efforts accounting:
     Producing oil and gas properties                                 20,063,953          17,594,577
     Nonproducing oil and gas properties                               5,068,467           5,112,785
     Furniture and fixtures                                              213,474             190,473
                                                                    --------------------------------
                                                                      25,345,894          22,897,835
     Less accumulated depreciation, depletion and amortization        15,127,925          13,700,007
                                                                    --------------------------------
Net properties and equipment                                          10,217,969           9,197,828

Other assets                                                             107,716             107,716
                                                                    --------------------------------
                                                                    $ 12,097,190        $ 10,526,745
                                                                    ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                         $    351,405        $    165,900
   Gas imbalance liability                                                44,380              44,380
   Dividends payable                                                      29,856              28,656
   Income taxes payable                                                  112,336             164,843
   Deferred income taxes                                                 280,000             250,000
                                                                    --------------------------------
Total current liabilities                                                817,977             653,779

Deferred income taxes                                                  1,247,000             908,000
Long-term debt                                                                 -             750,000

Stockholders' equity:
   Class A voting common stock, $.10 par value;
     1,000,000 shares authorized, 679,820 issued
     and outstanding (677,846 in 1996)                                    67,982              67,785
   Capital in excess of par value                                        445,306             383,790
   Retained earnings                                                   9,518,925           7,763,391
                                                                    --------------------------------
Total stockholders' equity                                            10,032,213           8,214,966
                                                                    --------------------------------
                                                                    $ 12,097,190        $ 10,526,745
                                                                    ================================

See accompanying notes.


                                     (16)

                           Panhandle Royalty Company

                       Consolidated Statements of Income

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                          1997             1996
                                                                    --------------------------------
Revenues:
   Oil and gas sales                                                $     6,959,189     $  5,944,018
   Lease bonuses and rentals                                                 14,469           29,877
   Interest                                                                  17,372           25,974
   Other                                                                     25,448           16,299
                                                                    --------------------------------
                                                                          7,016,478        6,016,168

Costs and expenses:
   Lease operating expenses and production taxes                          1,054,036          952,585
   Exploration costs                                                        459,861          164,986
   Depreciation, depletion, amortization and impairment                   1,474,203        1,371,480
   General and administrative                                             1,006,576          875,923
   Interest expense                                                          29,960          117,375
                                                                    --------------------------------
                                                                          4,024,636        3,482,349
                                                                    --------------------------------
Income before provision for income taxes                                  2,991,842        2,533,819

Provision for income taxes                                                  693,000          513,000
                                                                    --------------------------------
Net income                                                          $     2,298,842     $  2,020,819
                                                                    ================================

Net income per common share                                         $        3.39       $       2.98
                                                                    ================================

Weighted average shares outstanding                                         677,627          677,586
                                                                    ================================


See accompanying notes.


                                     (17)

                           Panhandle Royalty Company

                Consolidated Statements of Stockholders' Equity



                                                COMMON STOCK            CAPITAL IN
                                       -------------------------------   EXCESS OF      RETAINED
                                           SHARES         AMOUNT         PAR VALUE      EARNINGS         TOTAL
                                       ------------------------------------------------------------------------------
Balances at September 30, 1995              679,642        $67,964       $400,334       $6,166,578     $  6,634,876

Purchase and cancellation of common
   shares                                    (4,712)          (471)       (77,488)               -          (77,959)
Issuance of common shares to ESOP             2,916            292         60,944                -           61,236
Dividends declared ($.625 per share)              -              -              -         (424,006)        (424,006)
Net income                                        -              -              -        2,020,819        2,020,819
                                       ------------------------------------------------------------------------------
Balances at September 30, 1996              677,846         67,785        383,790        7,763,391        8,214,966

Purchase and cancellation of common
   shares                                      (446)           (45)       (10,237)               -          (10,282)
Issuance of common shares to ESOP             2,420            242         71,753                -           71,995
Dividends declared ($.80 per share)               -              -              -         (543,308)        (543,308)
Net income                                        -              -              -        2,298,842        2,298,842
                                       ------------------------------------------------------------------------------
Balances at September 30, 1997              679,820        $67,982       $445,306       $9,518,925      $10,032,213
                                       ==============================================================================


See accompanying notes.



                                     (18)

                           Panhandle Royalty Company

                     Consolidated Statements of Cash Flows

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                       1997             1996
                                                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  2,298,842     $  2,020,819
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation, depletion and amortization                                       1,474,203        1,371,480
     Deferred income taxes                                                            369,000          245,000
     Exploration costs, exclusive of seismic                                          405,072          125,782
     Common stock issued to Employee Stock Ownership Plan                              71,995           61,236
     Cash provided (used) by changes in assets and liabilities:
       Oil and gas sales and other receivables                                        (76,521)        (287,984)
       Income tax refund receivable                                                         -           58,637
       Prepaid expenses                                                                  (409)          (2,299)
       Accounts payable and accrued liabilities                                       185,505           62,859
       Income taxes payable                                                           (52,507)         164,843
                                                                                 ------------------------------
Total adjustments                                                                   2,376,338        1,799,554
                                                                                 ------------------------------
Net cash provided by operating activities                                           4,675,180        3,820,373

CASH FLOWS FROM INVESTING ACTIVITIES OF PROPERTY AND
  EQUIPMENT
Capital expenditures, including dry hole costs                                     (2,899,416)      (4,079,415)
                                                                                 ------------------------------
Net cash used in investing activities                                              (2,899,416)      (4,079,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit                                                             -        2,100,000
Principal payments on line of credit                                                 (750,000)      (1,350,000)
Purchase and cancellation of common shares                                            (10,282)         (77,959)
Payments of dividends                                                                (542,108)        (457,438)
                                                                                 ------------------------------
Net cash provided (used) in financing activities                                   (1,302,390)         214,603
                                                                                 ------------------------------
Increase (decrease) in cash and cash equivalents                                      473,374          (44,439)

Cash and cash equivalents at beginning of year                                        399,423          443,862
                                                                                 ------------------------------
Cash and cash equivalents at end of year                                         $    872,797     $    399,423
                                                                                 ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                    $     29,960      $   117,375
Income taxes paid                                                                     376,507          132,650


See accompanying notes.



                                     (19)

                           Panhandle Royalty Company

                   Notes to Consolidated Financial Statements

                          September 30, 1997 and 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Panhandle Royalty Company and its wholly-owned subsidiary, P.H.C., Inc. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

CASH EQUIVALENTS

All highly liquid short-term investments with original maturities of three months or less at the date of purchase by the Company are considered to be cash equivalents. Cash equivalents at September 30, 1997 and 1996 include certificates of deposit of $200,000 and $99,000, respectively, which are valued at cost (approximates market) and had original maturities of 90 days or less.

OIL AND GAS SALES RECEIVABLE

The Company sells oil and natural gas to various customers. Substantially all of the Company's accounts receivable are due from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 1997.

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

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT

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


                                     (20)

                           Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Nonproducing oil and gas properties include nonproducing minerals, which have a net book value of $3,903,228 at September 30, 1997, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities can generally be made within this time frame. Impairment of nonproducing oil and gas properties is recognized based on experience and management judgment.

In the fourth quarter of 1996, the Company adopted the provisions of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. The Company's oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $115,734 and $105,019, respectively, for 1997 and 1996, which are included in depreciation, depletion, amortization and impairment expense.

ENVIRONMENTAL COSTS

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs without discounting. At September 30, 1997, there are no such costs accrued. The Company's policy is in compliance with Statement of Position 96-1, Environmental Remediation Liabilities, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and issuance of this statement had no impact on the Company's financial position or results of operations.


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

PRODUCTION IMBALANCES

During the course of normal production operations, joint interest owners will, from time to time, take more or less than their ownership share of natural gas volumes from jointly-owned wells. These volumetric imbalances are monitored over the life of the well to achieve balancing, or to minimize imbalances, by the time reserves are depleted, with final cash settlements made under a variety of arrangements at that time. The Company follows the sales method of accounting for imbalances. A liability is recorded only if takes of natural gas volumes from jointly-owned wells exceed the Company's interest in the well's remaining estimated natural gas reserves. At September 30, 1997, the Company's net liability for production imbalances of approximately 28,000 mcf of natural gas was $44,380.

EARNINGS PER SHARE OF COMMON STOCK

Earnings per share are computed using the weighted average number of shares outstanding during the year.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following information is provided regarding the estimated fair value of the Company's financial instruments at September 30, 1997 and 1996:

         Cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued liabilities are each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.

         Long-term debt at September 30, 1996 had a variable interest rate with a carrying value approximating fair value.



                                     (22)

                           Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2. INCOME TAXES

The Company's provision for income taxes is detailed as follows:

                                               1997                1996
                                           --------------------------------
         Current:
            Federal                        $   279,000         $   206,000
            State                               45,000              62,000
                                           --------------------------------
                                               324,000             268,000

         Deferred:
            Federal                            316,000             223,000
            State                               53,000              22,000
                                           --------------------------------
                                               369,000             245,000
                                           --------------------------------
                                           $   693,000         $   513,000
                                           ================================

The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes is analyzed below:

                                                       1997                1996
                                                   --------------------------------
Provision for income taxes at statutory rate       $  1,017,226        $   861,498
Percentage depletion                                   (316,586)          (314,979)
Tight-sands gas credits                                 (73,822)           (90,412)
State income taxes, net of federal benefit               64,680             55,440
Other                                                     1,502              1,453
                                                   --------------------------------
                                                   $    693,000        $   513,000
                                                   ================================


                                     (23)

                           Panhandle Royalty Company

2. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                                1997                1996
                                                                            ---------------------------------
Deferred tax liabilities:
   Capitalized costs and related depreciation, depletion,
     amortization and impairment                                            $  1,351,000        $  1,048,000
   Cash basis of accounting for income taxes                                     280,000             250,000
                                                                            ---------------------------------
                                                                               1,631,000           1,298,000

Deferred tax assets:
   Alternative minimum tax credit carryforwards                                  104,000             140,000
                                                                            =================================
Net deferred tax liabilities                                                $  1,527,000        $  1,158,000
                                                                            =================================

3. LONG-TERM DEBT

The Company has a revolving line of credit agreement with a bank, which extends through January 3, 2001, for borrowings, which bear interest at the bank's base rate plus .2% (8.70% at September 30, 1997), of up to $2,500,000. Any
outstanding borrowings are unsecured but subject to a negative pledge on all of the Company's oil and gas properties and are payable in full, with accrued and unpaid interest, January 3, 2001. The Company is required to pay an annual fee of .125% for the unused portion of the line of credit. There was no balance outstanding at September 30, 1997 ($750,000 at September 30, 1996).

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

5. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 1997 or 1996) or the Company's common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 27,249 shares of the Company's common stock held by the plan are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:

                  YEAR                      SHARES          AMOUNT
                  ------------------------------------------------
                  1997                      2,420          $72,101
                  1996                      2,916          $61,236

6. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Effective November 1, 1994, the Company formed the Panhandle Royalty Company Deferred Compensation Plan for Non-Employee Directors (the "Plan"). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These shares are unissued and vest at the date of grant. The shares are credited to each director's deferred fee account at the fair market value of the stock at the date of grant. Upon retirement, termination or death of the director, or upon change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the director's discretion, for the fair market value of the shares on the conversion date as defined by the Plan. As of September 30, 1997, 2,968 shares (1,848 shares at September 30, 1996) are included in the Plan. The Company has accrued $86,455 at September 30, 1997 ($38,801 at September 30,
1996) in connection with the Plan which is included in accrued liabilities in the accompanying consolidated balance sheet.



                                     (25)

                           Panhandle Royalty Company

7. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

All oil and gas producing activities of the Company are conducted within the United States (principally Oklahoma and New Mexico) and represent substantially all of the business activities of the Company.

AGGREGATE CAPITALIZED COSTS

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion and amortization is as follows:


                                                                                      SEPTEMBER 30,
                                                                                1997                1996
                                                                            ----------------------------------
Producing properties                                                        $  20,063,953       $  17,594,577
Nonproducing properties                                                         5,068,467           5,112,785
                                                                            ----------------------------------
                                                                               25,132,420          22,707,362
Accumulated depreciation, depletion and amortization                          (14,960,593)        (13,538,170)
                                                                            ----------------------------------
Net capitalized costs                                                       $  10,171,827       $   9,169,192
                                                                            ==================================

COSTS INCURRED

During the reporting period, the Company incurred the following costs in oil and gas producing activities:



                                                                                 1997               1996
                                                                             -------------------------------
Property acquisition costs (principally nonproducing minerals)               $   224,224       $   2,318,416
Exploration costs                                                                967,456             590,095
Development costs                                                              1,676,841           1,157,897
                                                                             -------------------------------
                                                                             $ 2,868,521       $   4,066,408
                                                                             ===============================


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

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Because the Company's nonproducing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico, Louisiana and Texas, it is not economically feasible for the Company to provide estimates of all proved undeveloped reserves. However, in 1995 the Company directed its independent petroleum engineering firm to include proved undeveloped reserves in certain areas of Western Oklahoma in the scope of properties which they evaluate for the Company and, in 1996, the Company included certain proved undeveloped reserves in areas of New Mexico within the scope of evaluated properties. Due to field production allowable rules in the Dagger Draw field of New Mexico only those proved undeveloped reserves which the Company felt could be drilled, under existing allowable rules, have been included. Should the allowable rules be amended and/or production volumes change significantly, additional proved undeveloped reserves in the Dagger Draw field of New Mexico may be added in the future.

The Company's net proved (including certain undeveloped reserves described above) oil and gas reserves as of September 30, 1997 and 1996 have been estimated by Campbell & Associates, Inc., an independent petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 1997 and 1996. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.


                                     (27)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following table presents the Company's estimate of net proved (including certain undeveloped reserves described above) oil and gas reserve quantities as of September 30, 1997 and 1996, and the changes in reserves for the years then ended:

                                                                                          PROVED RESERVES
                                                                              --------------------------------------
                                                                                      OIL                GAS
                                                                                   (MBARRELS)           (MMCF)
                                                                              --------------------------------------
September 30, 1995                                                                     465              9,189


Revisions of previous estimates:
   Initial inclusion of certain New Mexico proved undeveloped reserves                 278                294
   Other                                                                                66                118
Extensions and discoveries                                                             275              1,789
Production                                                                            (145)            (1,551)
                                                                              --------------------------------------
September 30, 1996                                                                     939              9,839

Revisions of previous estimates (1)                                                   (243)               956
Purchases of reserves in place                                                           8                 64
Extensions and discoveries                                                             348              2,008
Production                                                                            (148)            (1,600)
                                                                              --------------------------------------
September 30, 1997                                                                     904             11,267
                                                                              ======================================

(1) Oil revisions are primarily related to those reserves which were economically recoverable at the higher prices which existed at September 30, 1996 which are not economically recoverable at prices existing at September 30, 1997.


                                     (28)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

                                           PROVED DEVELOPED RESERVES              PROVED UNDEVELOPED RESERVES
                                     -----------------------------------     ---------------------------------------
                                             OIL                GAS                 OIL                 GAS
                                          (MBARRELS)           (MMCF)           (MBARRELS)            (MMCF)
                                     -------------------------------------------------------------------------------
September 30, 1995                            455               7,619                 10               1,570
                                     ===============================================================================

September 30, 1996                            641               8,201                298               1,638
                                     ===============================================================================

September 30, 1997                            625               9,707                279               1,560
                                     ===============================================================================

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

                                                                                         SEPTEMBER 30,
                                                                                   1997                1996
                                                                            ----------------------------------------
Future cash inflows                                                            $   45,015,420      $   40,244,270
Future production costs                                                             7,481,181           5,628,840
Future development costs                                                            1,159,709           1,085,240
                                                                            ----------------------------------------
Future net cash inflows before future income tax expenses                          36,374,530          33,530,190

Future income tax expense                                                           8,971,733           9,778,912
                                                                            ----------------------------------------
Future net cash flows                                                              27,402,797          23,751,278

10% annual discount                                                                 8,660,434           7,463,967
                                                                            ----------------------------------------
Standardized measure of discounted future net cash flows                       $   18,742,363      $   16,287,311
                                                                            ========================================



                                     (29)

                           Panhandle Royalty Company

8. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

Changes in the standardized measure of discounted future net cash flows are as follows:

                                                                                   1997                1996
                                                                            ----------------------------------------
Beginning of year                                                               $  16,287,311        $  8,685,589
Changes resulting from:
   Sales of oil and gas, net of production costs                                   (5,850,364)         (4,952,229)
   Net change in sales prices and production costs                                    387,598           5,938,650
   Future development costs                                                           (49,806)             43,184
   Extensions and discoveries                                                       6,163,526           5,317,949
   Revisions of quantity estimates:
     Initial inclusion of New Mexico proved undeveloped
       reserves in 1996
                                                                                            -           2,783,712
     Other                                                                           (780,082)            795,609
   Purchases of minerals-in-place                                                     157,667                   -
   Accretion of discount                                                            2,315,552           1,188,289
   Net change in income taxes                                                         521,575          (3,670,908)
   Other, net                                                                        (410,614)            157,466
                                                                            ----------------------------------------
End of year                                                                     $  18,742,363        $ 16,287,311
                                                                            ========================================

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations:

                                                                         FISCAL 1997
                                           -------------------------------------------------------------------------
                                                                        QUARTER ENDED
                                           -------------------------------------------------------------------------
                                              DECEMBER 31        MARCH 31          JUNE 30         SEPTEMBER 30
                                           -------------------------------------------------------------------------
Revenues                                        $1,557,539       $2,511,315        $1,475,773         $1,471,851
Income before provision for
   income taxes (A)                                582,102        1,407,716           648,708            353,316
Net income (B)                                     476,102        1,082,716           513,708            226,316
Earnings per share                                    $.70            $1.60              $.76               $.33



                                     (30)

                           Panhandle Royalty Company

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                         FISCAL 1996
                                           -------------------------------------------------------------------------
                                                                        QUARTER ENDED
                                           -------------------------------------------------------------------------
                                              DECEMBER 31        MARCH 31          JUNE 30         SEPTEMBER 30
                                           -------------------------------------------------------------------------
Revenues                                        $1,187,449       $1,533,007        $1,663,949        $1,631,763
Income before provision for
   income taxes (A)                                416,584          635,681           750,201           731,353
Net income (B)                                     352,084          505,681           530,201           632,853
Earnings per share                                    $.52             $.74              $.78              $.94

(A) Fourth quarter income before provision for income taxes includes an SFAS 121 charge of $115,734 and $105,019 for 1997 and 1996, respectively.

(B) Year-end adjustments to the Company's provision for income taxes caused the effective rate for 1997 to be more than (less than in 1996) that estimated during the previous three quarters. The effect of this difference is reflected in the fourth quarter net income above.




                                     (31)

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                                    N O N E





                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                 OF THE EXCHANGE ACT

                 Listed below are the names, ages and positions, as of December 1, 1997, of the directors and executive officers of the Company. The Company's bylaws provide for seven directors who are elected for staggered three-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities until their successors are duly appointed by the directors.

                                   DIRECTORS

                         A                                   Served As
                         g                          Term     Director
Name                     e    Position & Offices   Expires     Since
-----------------------  --   ------------------   -------   ---------
Michael A. Cawley (b)    50   Director              1998        1991

Sam J. Cerny (a)         65   Director              2000        1993

E. Chris Kauffman (b)(c) 57   Director              2000        1991

H W Peace II (b)         62   Director, Chief       1999        1991
                              Executive Officer,
                              President

Ray H. Potts             65   Director              1998        1997

Robert A. Reece (a)(c)   53   Director              1999        1986

Jerry L. Smith (a)       57   Director, Chairman    1999        1987
                              of the Board

                 (a) Member of Audit Committee
                 (b) Member of Compensation Committee
                 (c) Member of Retirement Committee


                                     (32)

                               EXECUTIVE OFFICERS

                                                            Held Office
Name                     Age      Position & Offices           Since
------------------       ---      --------------------      -----------
Jerry L. Smith           57       Chairman of the               1997
                                  Board, Director

H W Peace II             62       Director, Chief               1991
                                  Executive Officer,
                                  President

Michael C. Coffman       44       Vice President,               1990
                                  Chief Financial Officer,
                                  Secretary/Treasurer

Wanda C. Tucker          60       Vice President of             1990
                                  Land


         BUSINESS EXPERIENCE

         Michael A. Cawley is an attorney and is the president and chief executive officer of the Samuel Roberts Noble Foundation, Inc. He has been employed by the Noble Foundation for the last six years. Prior to joining the Noble Foundation, he was engaged in the practice of law in Ardmore, Oklahoma with the firm of Thompson & Cawley. He is also a director of Noble Drilling Corporation and Noble Affiliates Inc.

         Sam J. Cerny is a geological engineer and has been employed by Shell Oil Company, Cleary Petroleum Corporation and its successor company, Grace Petroleum Corporation, where he served as President/CEO from 1976 to 1991. He is a past president of the Oklahoma Independent Petroleum Association and for the last five years has been active as a petroleum management consultant.

         E. Chris Kauffman is a vice-president of Campbell-Kauffman, Inc., an independent insurance agency in Oklahoma City. He has been involved with the agency since it was formed in 1981. In addition, he is the chief financial officer and treasurer of The Insurance Center Agency, Inc. He is also a director of First State Bank in Oklahoma City and a trustee of the Central Oklahoma Transportation & Parking Authority.

         Robert A. Reece is an attorney, and for the last five years has been of counsel with the firm of Crowe & Dunlevy. He is also active in the management of his family's investments.

         H W Peace II holds bachelors and masters degrees in geology. For thirty-three years he has been employed as a geologist, in management or as an officer and/or director in the petroleum industry. He has been employed by Union Oil Company of California, Cotton Petroleum and Hadson Petroleum Corporation. He has been president of the Company since 1991.


                                     (33)

         Ray H. Potts holds a master's degree in geology from the University of Missouri. He was employed for six years as an exploration geologist for the Pure Oil Company and in 1967 formed Potts-Stephenson Exploration Company, later changed to PSEC, Inc. In 1997 PSEC, Inc. was sold to ONEOK Resources Company. Mr. Potts is currently active in the oil and gas industry and has been involved in several national and state trade associations, geological societies and numerous civic activities.

         Jerry L. Smith for the last seven years has been the owner of Smith Capital Corporation in Dallas. This corporation is a private investment firm focusing on commercial real estate and securities. Mr. Smith also serves as Treasurer and as a Director of the Association of Graduates of the United States Air Force Academy.

         Michael C. Coffman is a certified public accountant. Since 1975, he has worked in public accounting and as a financial officer of three publicly owned companies involved in the oil and gas industry. He has been employed by the Company for the last seven years.

         Wanda C. Tucker has been a full-time employee of the Company since 1978, has served in various positions with the Company and is currently vice president of land.

         None of the organizations described in the business experiences of company directors and officers are parents, subsidiaries or affiliates of Panhandle Royalty Company.


ITEM 10.         EXECUTIVE COMPENSATION


                           Summary Compensation Table

Name and
Principal                                                    All Other
Position          Year        Salary          Bonus         Compensation
------------     -----      ---------       --------      ----------------
H W Peace II     1997       $113,750        $25,600       $20,903  (1)
President &      1996       $108,750        $15,600       $18,653  (1)
Chief Exec.      1995       $103,750        $15,600       $17,880  (1)
Officer

    (1) Represents the value of 702 shares for 1997, 888 shares for 1996, and 1,052 shares for 1995 of Company stock contributed to the Panhandle Employee Stock Ownership Plan (ESOP) on Mr. Peace's behalf. The ESOP is a defined contribution plan, non-voluntary and non-contributory and serves as the retirement plan for the Company's employees. Contributions are at the discretion of the board of directors and, to date, all contributions have been made in shares of Company stock. Contributions are allocated to all participants in proportion to their salaries for the plan year and 100% vesting occurs after three years' of service.


                                     (34)

         DIRECTORS FEES

         Outside directors of the Company are paid $1,000 plus travel expenses for attending each meeting of the board of directors and $200 for attending each committee meeting of the board. Any director who travels in excess of 50 miles to attend a meeting receives an additional $100 for each meeting.
Outside directors can elect to be included in the Panhandle Royalty Company Deferred Compensation Plan For Non-Employee Directors (the "Plan"). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These unissued shares are credited to each director's deferred fee account at the fair market value of the shares on the date of the meeting. Upon retirement, termination or death of the director, or upon a change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the directors' discretion, at the fair market value of the shares on the conversion date, as defined. All outside directors are participating in this Plan.

         In addition to the above, Jerry Smith, chairman of the board of directors, who is not an employee of the Company, is entitled to receive a $100 per hour fee for time spent, other than board or committee meetings, on Company business. During fiscal 1997 and 1996, no payments were made to Mr. Smith, or the prior chairman Dean Brown, under this arrangement.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                 As of December 4, 1997, no person or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, was known to Panhandle to be the beneficial owner of more than five percent of the outstanding shares of Panhandle's class A common stock.

                 SECURITY OWNERSHIP OF MANAGEMENT

                 The following table sets forth, as of September 30, 1997, all shares of class A common stock held beneficially, directly or indirectly by each director and by all directors and officers as a group.

                            Amount And Nature Of            Percent Of
        Name                Beneficial Ownership              Class
---------------------       -------------------------       ----------
Michael A. Cawley (A)       100 shares, sole voting               *
                            and investment powers

Sam J. Cerny (B)            100 shares, sole voting               *
                            and investment powers

E. Chris Kauffman (C)       3,100 shares, shared voting           *
                            and investment powers


                                     (35)

H W Peace II (D)            7,225 shares, shared voting          1.1%
                            and investment powers

Ray H. Potts (E)            160 shares, sole voting               *
                            and investment powers

Robert A. Reece (F)         5,848 shares, sole voting             *
                            and investment powers

Jerry L. Smith (G)          7,024 shares, sole voting            1.0%
                            and investment powers

All directors and           9,246 shares, shared                 1.4%
officers as a               voting and investment
group (9 persons)           powers

                            25,090 shares, sole voting            3.7%
                            and investment powers

                            34,336 shares total                   5.1%

                                        * less than 1.0%

(A)  P.O. Box 2180, Ardmore, OK  73402
(B)  3330 Liberty Twr, 100 N. Broadway, Okla. City, OK  73102
(C)  701 N.W. 63rd Street - Suite #200, Okla. City, OK  73116
(D)  5400 N.W. Grand Blvd - Suite #210, Okla. City, OK  73112
(E)  100 N. Broadway - Suite #3200, Okla. City, OK  73102
(F)  6403 N. Grand Blvd.  - Suite #204, Okla. City, OK  73116
(G)  5944 Luther Lane - Suite #401, Dallas, TX  75225



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

                 By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

         ( 4) Instruments defining the rights of security holders (Incorporated by reference to Articles of Incorporation and By-Laws listed above)


                                     (36)

         (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

         (22)    Subsidiaries of the Registrant

         (27)    Financial Data Schedule

         REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1997.


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


                                       PANHANDLE ROYALTY COMPANY


                                       By:    /s/ H W Peace II
                                          -----------------------
                                          H W Peace II, Chief
                                          Executive Officer,
                                          President, Director

                                       Date:  December 16, 1997
                                              ------------------


         In accordance with the Exchange Act, this report has been

signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Jerry L. Smith                     /s/ E. Chris Kauffman
-----------------------------          -----------------------------
Jerry L. Smith, Chairman of Board      E. Chris Kauffman, Director

Date    December 16, 1997              Date    December 16, 1997
     ------------------------               ------------------------


    /s/ Robert A. Reece                    /s/ Ray H. Potts
-----------------------------          -----------------------------
Robert A. Reece, Director              Ray H. Potts, Director

Date    December 16, 1997              Date    December 16, 1997
     ------------------------               ------------------------


    /s/ Sam J. Cerny                       /s/ Michael A. Cawley
-----------------------------          -----------------------------
Sam J. Cerny, Director                 Michael A. Cawley, Director

Date    December 16, 1997              Date    December 16, 1997
     ------------------------               ------------------------


      /s/ Michael C. Coffman
-----------------------------------
Michael C. Coffman, Vice President
Treasurer and Secretary
(Principal Financial and Accounting
 Officer)

Date    December 16, 1997
     ------------------------------



                                     (38)

                              INDEX TO EXHIBITS


       EXHIBIT
       NO.                DESCRIPTION
       -------            -----------
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
