Form 10QSB
period 1997-12-31
PANHANDLE ROYALTY CO
filed 1998-02-17
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended             December 31, 1997
                              -------------------------------------------------

(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from                   to
                                        -----------------    ------------------


Commission File Number                       0-9116
                       --------------------------------------------------------

                            PANHANDLE ROYALTY COMPANY
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          OKLAHOMA                                    73-1055775
---------------------------------------    -------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma  73112
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code     (405) 948-1560
                                                   ----------------------------

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

Outstanding shares of Class A Common stock (voting) at February 6, 1998: 679,820
                                                                         -------

                                      INDEX

                                                                              Page
Part  I. Financial Information

Item  1. Financial Statements

         Condensed Consolidated Balance Sheets -
         December 31, 1997 (unaudited) and
         September 30, 1997 .............................................        1

         Condensed Consolidated Statements of Income Three
         months ended December 31, 1997 and 1996
         (unaudited) ....................................................        2


         Condensed Consolidated Statements of Cash Flows -
         Three Months ended December 31, 1997 and 1996
         (unaudited) ....................................................        3

         Notes to Condensed Consolidated Financial
         Statements (unaudited) .........................................        4

Item  2. Management's discussion and analysis of financial
         condition and results of operations ............................        4

Part II. Other Information

Item  6. Exhibits and reports on Form 8-K  ..............................        6


                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at December 31, 1997 is unaudited)

                                                                                   December 31,       September 30,
       Assets                                                                          1997               1997
       ------                                                                      ------------       -------------

Current Assets:
       Cash and cash equivalents                                                   $ 1,117,938         $   872,797
       Oil and gas sales and other receivables                                       1,101,084             893,779
       Prepaid expenses                                                                 11,738               4,929
                                                                                   -----------         -----------

Total current assets                                                                 2,230,760           1,771,505

Properties and equipment, at cost, based on successful efforts accounting:
                          Producing Oil and Gas Properties                          20,480,512          20,063,953
                          Nonproducing Oil and Gas Properties                        5,122,609           5,068,467
                          Furniture and fixtures                                       229,171             213,474
                                                                                   -----------         -----------
                                                                                    25,832,292          25,345,894
       Less accumulated depreciation,
                depletion and amortization                                          15,538,023          15,127,925
                                                                                   -----------         -----------

Net properties and equipment                                                        10,294,269          10,217,969

Other assets                                                                           107,716             107,716
                                                                                   -----------         -----------
                                                                                   $12,632,745         $12,097,190
                                                                                   ===========         ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
       Accounts payable, accrued liabilities                                       $   276,555         $   351,405
       Gas imbalance liability                                                          44,380              44,380
       Dividends payable                                                                30,256              29,856
       Income taxes payable                                                            272,162             112,336
       Deferred income taxes                                                           280,000             280,000
                                                                                   -----------         -----------

Total current liabilities                                                              903,353             817,977

Deferred income taxes                                                                1,247,000           1,247,000
Long-term debt                                                                            --                  --

Stockholders' equity:
       Class A voting common stock, $.10 par value; 1,000,000 shares authorized, 679,820 issued and outstanding at
             December 31 and September 30, 1997                                         67,982              67,982
       Capital in excess of par value                                                  445,306             445,306
       Retained earnings                                                             9,969,104           9,518,925
                                                                                   -----------         -----------

Total stockholders' equity                                                          10,482,392          10,032,213
                                                                                   -----------         -----------

                                                                                   $12,632,745         $12,097,190
                                                                                   ===========         ===========




                            (See accompanying notes)


                                      ( 1 )

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                               Three Months Ended Dec. 31
                                                               --------------------------
                                                                1997               1996
                                                                ----               ----
Revenues:
       Oil and gas sales                                     $1,809,769         $1,543,383
       Lease bonuses and rentals                                  7,451              1,108
       Interest                                                   9,198              4,108
       Other                                                        521              8,940
                                                             ----------         ----------
                                                              1,826,939          1,557,539

Costs and expenses:
       Lease operating expenses and production taxes            283,955            231,528
       Exploration costs                                         59,389            160,980
       Depreciation, depletion, amortization
                and impairment                                  369,061            226,864
       General and administrative                               362,993            341,320
       Interest expense                                            --               14,745
                                                             ----------         ----------
                                                              1,075,398            975,437

Income before provision
       for income taxes                                         751,541            582,102

Provision for income taxes                                      165,000            106,000
                                                             ----------         ----------

Net income                                                   $  586,541         $  476,102
                                                             ==========         ==========

Basic and diluted earnings per share (Note 3)                $      .86         $      .70
                                                             ==========         ==========

Dividends declared per share of common stock                 $      .20         $      .20
                                                             ==========         ==========













                            (See accompanying notes)



                                     ( 2 )

                            PANHANDLE ROYALTY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                             Three months ended Dec. 31
                                                                          --------------------------------
                                                                              1977                 1996
                                                                          -----------          -----------
Cash flows from operating activities:

       Net income                                                         $   586,541          $   476,102
       Adjustments to reconcile net income to net
                cash provided by operating activities:
       Depreciation, depletion and amortization                               369,061              226,864
       Exploration costs                                                       59,389              160,980
       Cash provided (used) by changes in assets and liabilities:
       Oil and gas sales and other receivables                               (207,305)            (164,537)
       Prepaid expenses and other assets                                       (6,809)             (15,164)
       Income taxes payable                                                   159,826               44,563
       Accounts payable, accrued liabilities
                and dividends payable                                         (74,449)                 373
                                                                          -----------          -----------
       Total adjustments                                                      299,714              253,079
                                                                          -----------          -----------

       Net cash provided by operating activities                              886,254              729,181


Cash flows from investing activities:
       Purchase of and development of
                properties and equipment                                     (504,749)            (705,193)
                                                                          -----------          -----------

       Net cash used in investing activities                                 (504,749)            (705,193)


Cash flows from financing activities:
       Payment of loan principal                                                 --               (150,000)
       Payment of dividends                                                  (136,364)            (135,970)
                                                                          -----------          -----------
                Net cash used in financing activities                        (136,364)            (285,970)
                                                                          -----------          -----------
       Increase (Decrease) in cash and cash equivalents                       245,141             (261,982)
       Cash and cash equivalents at beginning of period                       872,797              399,423
                                                                          -----------          -----------
       Cash and cash equivalents at end of period                         $ 1,117,938          $   137,441
                                                                          ===========          ===========


Supplemental disclosure of cash flow information:
Interest paid                                                             $       796          $    14,745
Income taxes paid                                                               5,174               57,742
                                                                          -----------          -----------
                                                                          $     5,970          $    72,487
                                                                          ===========          ===========









                            (See accompanying notes)






                                      ( 3 )

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month period ended December 31, 1997 and 1996 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was required to be adopted on December 31, 1997. Statement No. 128 required a change in the method used to compute earnings per share. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Directors Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended Dec. 31
                                                                --------------------------
                                                                  1997             1996
                                                                --------         --------
        Numerator for primary
        and diluted earnings
        per share:
                 Net income                                     $586,541         $476,102
                                                                --------         --------

        Denominator:
                 For basic earnings per share -
                 Weighted average shares                         679,820          677,846

        Effect of potential dilutive shares:
                 Directors deferred compensation shares            3,162            2,209
                                                                --------         --------

        Denominator for diluted earnings per share -
        adjusted weighted - average shares and
        potential shares                                         682,982          680,055
                                                                ========         ========

        Basic earnings per share                                $    .86         $    .70
                                                                ========         ========

        Diluted earnings per share                              $    .86         $    .70
                                                                ========         ========

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility matures on January 3, 2001. At February 6, 1998, the Company had no balance outstanding under the facility.

5. Certain reclassifications have been made in the financial statements for the period ended December 31, 1996 to conform to the financial statement presentation at December 31, 1997.




                                     ( 4 )

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


       LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1997, working capital was $1,327,407 as compared to $953,528 at September 30, 1997. Cash and cash equivalents were $1,117,938 at December 31, 1997. Cash flow provided by operating activities for the first quarter of 1998 was $886,256 as compared to $729,181 for the first quarter of 1997. The increase in cash flow and working capital is primarily attributable to increased oil and gas sales revenues in the 1998 first quarter.

       The Company continues its operating strategy of pursuing the development of its oil and gas properties through participations in the drilling of wells on its properties and by participating in third party wells on leased properties. However, due to the timing of the actual drilling operations of wells, the Company spent $504,752 on the development of its oil and gas properties during the 1998 first quarter as compared to $705,193 in the 1997 first quarter. At December 31, 1997 the Company had commitments of $1,480,985 for drilling and equipment costs for wells which had been proposed or were in the process of being drilled or completed. These expenditures, overhead expenses, dividend payments and other possible expenditures are expected to be funded by cash flow from operating activities and existing working capital. Should the Company require further funding for an assets purchase or other capital expenditures, it could access the $2,500,000 line of credit.


       RESULTS OF OPERATIONS

       Revenues increased in the fiscal 1997 three-month period ended December 31, 1997 by $269,400, or 17%, as compared to the same period in fiscal 1997. This growth in revenues was a result of increased oil and gas sales revenues, which were the result of a higher average sales price for natural gas and larger sales volumes of natural gas and oil, partially offset by a decrease in the average sales price of oil. The chart below outlines the Company's production and average sales prices for oil and natural gas for the first quarter of fiscal 1998 and 1997.

                                              BARRELS            AVERAGE            MCF               AVERAGE
                                               SOLD               PRICE             SOLD               PRICE
                                               ----               -----             ----               -----

           Quarter ended 12/31/97             31,612            $ 19.26           442,048            $  2.72
           Quarter ended 12/31/96             30,927            $ 23.61           370,846            $  2.16


      The increase in gas sales volumes in the 1998 quarter is the result of wells drilled in late fiscal 1997 being placed on production and adding additional production volumes in the 1998 quarter. The average gas sales price increase was the result of the early winter weather in the northeast part of the United States creating early demand for natural gas. Oil production volumes were stable but the average oil sales price decreased $4.35 per barrel, principally as a result of the unstable worldwide oil markets. Management currently expects both natural gas prices and oil prices to be somewhat lower for the remainder of fiscal 1998, as compared to the first quarter of 1998. Production volumes for the remainder of 1998 for oil are expected to be slightly lower and gas volumes should be moderately increased.

      Costs and expenses increased $99,961, or 10% in the 1998 period as compared to the 1997 period. The increase was principally attributable to increased lease operating expenses and production taxes (LOE), increased depreciation, depletion, amortization and impairment (DD&A)





                                     ( 5 )
offset by decreased exploration costs. LOE expenses increased due to increased production taxes on the increased oil and gas sales revenues and the increasing number of working interest wells in which the Company owns an interest, thus shares in the operating costs. DD&A expenses increased due to the increased production volumes increasing units of production amortization, three wells depleting and their remaining costs being fully amortized and the recognizing of $30,000 of asset impairment costs in the 1998 quarter as compared to none in the 1997 quarter. Exploration costs decreased $101,591 in the 1998 quarter to somewhat offset the above increases. Exploration costs are principally dry hole costs associated with the drilling of non-productive exploratory wells. There is no way to predict these costs from quarter to quarter. The Company will continue exploratory wells, thus future dry holes are anticipated.

      Interest expense decreased in the 1998 period as all line-of-credit borrowings were paid off in fiscal 1997.

      The provision for income taxes is higher in the 1997 period due to the increase in income before taxes; however, the provision continues to be favorably affected by tax credits available from the Company's production of "tight gas sands" natural gas and from excess percentage depletion.

      Net income increased in the 1998 quarter as compared to the 1997 quarter. This increase resulted from the above discussed oil and gas sales revenues increase, offset, somewhat, by higher costs and expenses in the 1998 quarter. As both natural gas and oil sales prices are expected to decrease during the remainder of fiscal 1998 and production volumes are expected to be flat to somewhat decreased for oil and moderately increased for gas, the remainder of fiscal 1998 is expected to yield comparable, to the first quarter, financial results. However, should several of the Company's 1998 exploratory drilling projects result in dry holes, earnings would be negatively impacted.



                           PART II. OTHER INFORMATION


Item 6.   EXHIBITS AND REPORT ON FORM 8-K

          (a)  Exhibits - Exhibit 27 -- Financial Date Schedule

          (b) There were no reports on FORM 8-K filed for the three months ended December 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PANHANDLE ROYALTY COMPANY


     February 13, 1998                          /s/  H W Peace II
---------------------------                ------------------------------------
Date                                       H W Peace II, President
                                           and Chief Executive Officer


     February 13, 1998                          /s/  Michael C. Coffman
---------------------------                ------------------------------------
Date                                       Michael C. Coffman, Vice President,
                                           Chief Financial Officer and
                                           Secretary and Treasurer




                                     ( 6 )

                               INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION

  27                    Financial Data Schedule