Form 10-Q
period 1998-03-31
PANHANDLE ROYALTY CO
filed 1998-05-13
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended    March 31, 1998
                               -----------------------

(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from              to
                                        ------------    ------------


Commission File Number       0-9116
                        -----------------------------------------------------

                            PANHANDLE ROYALTY COMPANY
                            -------------------------
(Exact name of registrant as specified in its charter)

         OKLAHOMA                                         73-1055775
         --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization )                       Identification No.)


Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
-------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code     (405) 948-1560
                                                    ------------------------

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

Outstanding shares of Class A Common stock (voting) at May 5, 1998:
 679,709
 -------

                                    INDEX

                                                                           Page
Part  I.    Financial Information

Item  1.    Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 1998 (unaudited) and
            September 30, 1997 ............................................. 1

            Condensed Consolidated Statements of Income -
            Three months and Six months ended
            March 31, 1998 and 1997 (unaudited) ............................ 2


            Condensed Consolidated Statements of Cash Flows Six
            months ended March 31, 1998 and 1997
            (unaudited) .................................................... 3

            Notes to Condensed Consolidated Financial
            Statements (unaudited) ......................................... 4

Item  2.    Management's discussion and analysis of financial
            condition and results of operations ............................ 5

Part II.    Other Information

Item  4.    Submission of matters to a vote
            of security holders  ........................................... 7

Item  6.    Exhibits and reports on Form 8-K ............................... 7

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 1998 is unaudited)

                                                                                       March 31,    September 30,
       Assets                                                                            1998           1997
                                                                                      ---------     -------------
Current Assets:
       Cash and cash equivalents                                                     $   989,389     $   872,797
       Oil and gas sales and other receivables                                           794,667         893,779
       Prepaid expenses                                                                   20,813           4,929
                                                                                     -----------     -----------
Total current assets                                                                   1,804,869       1,771,505

Properties and equipment, at cost, based on
       successful efforts accounting
                Producing Oil and Gas Properties                                      21,030,163      20,063,953
                Nonproducing Oil and Gas Properties                                    5,190,436       5,068,467
                Other                                                                    238,120         213,474
                                                                                     -----------     -----------
                                                                                      26,458,719      25,345,894
       Less accumulated depreciation,
                depletion and amortization                                            15,782,405      15,127,925
                                                                                     -----------     -----------
Net properties and equipment                                                          10,676,314      10,217,969

Other assets                                                                             107,716         107,716
                                                                                     -----------     -----------
                                                                                     $12,588,899     $12,097,190
                                                                                     ===========     ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, accrued liabilities
                and gas imbalance liability                                          $   321,736     $   395,785
       Dividends payable                                                                  30,856          29,856
       Income taxes payable                                                              134,470         112,336
       Deferred income taxes                                                             280,000         280,000
                                                                                     -----------     -----------

Total current liabilities                                                                767,062         817,977

Deferred income taxes                                                                  1,247,000       1,247,000

Stockholders' equity
       Class A voting common stock, $.10 par value;
             1,000,000 shares authorized,
             679,729 issued and outstanding at
             March 31, 1998 and 679,820 at
             September 30, 1997                                                           67,973          67,982

       Capital in excess of par value                                                    442,591         445,306
       Retained earnings                                                              10,064,273       9,518,925
                                                                                     -----------     -----------

Total stockholders' equity                                                            10,574,837      10,032,213
                                                                                     -----------     -----------

                                                                                     $12,588,899     $12,097,190
                                                                                     ===========     ===========

                            (See accompanying notes)

                                      ( 1 )

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                         Three Months Ended March 31, Six Months Ended March 31,
                                         ---------------------------- --------------------------
                                             1998           1997          1998           1997
                                         ------------   ------------- -------------  -----------
Revenues:
       Oil and gas sales                 $1,322,550     $2,491,004     $3,132,319     $4,034,387
       Lease bonuses and rentals                200          7,336          7,651          8,444
       Interest                              12,663          1,782         21,861          5,890
       Other                                    251         11,193            772         20,134
                                         ----------     ----------     ----------     ----------
                                          1,335,664      2,511,315      3,162,603      4,068,855

Costs and expenses:
       Lease operating expenses
          and production taxes              249,048        341,907        533,003        573,436
       Exploration costs                    206,175        100,858        265,564        261,838
       Depreciation, depletion,
          amortization
          and impairment                    244,383        413,039        613,444        639,903
       General and administrative           264,783        235,507        627,776        576,827
       Interest expense                       1,559         12,288          1,559         27,033
                                         ----------     ----------     ----------     ----------
                                            965,948      1,103,599      2,041,346      2,079,037
                                         ----------     ----------     ----------     ----------

Income before provision
       for income taxes                     369,716      1,407,716      1,121,257      1,989,818

Provision for income taxes                   70,000        325,000        235,000        431,000
                                         ----------     ----------     ----------     ----------

Net income                               $  299,716     $1,082,716     $  886,257     $1,558,818
                                         ==========     ==========     ==========     ==========

Basic earnings per share (Note 3)        $      .44     $     1.60     $     1.30     $     2.30
                                         ==========     ==========     ==========     ==========

Diluted earnings per share (Note 3)      $      .44     $     1.59     $     1.30     $     2.29
                                         ==========     ==========     ==========     ==========

Dividends declared
       per share of common stock         $      .30     $      .20     $      .50     $      .40
                                         ==========     ==========     ==========     ==========


                            (See accompanying notes)

                                      ( 2 )

                            PANHANDLE ROYALTY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           Six months ended March 31,
                                                                           --------------------------
                                                                              1998               1997
                                                                              ----               ----
Cash flows from operating activities:

       Net income                                                        $   886,257      $ 1,558,818
       Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation, depletion and amortization                           613,444          639,903
          Exploration costs                                                  265,564          261,838
          Cash provided (used) by changes in assets
           and liabilities:
          Oil and gas sales and other receivables                             99,112         (387,567)
          Prepaid expenses and other assets                                  (15,884)          (7,208)
          Income taxes payable                                                22,134          237,893
          Accounts payable, accrued liabilities
           and dividends payable                                             (73,049)         124,710
                                                                         -----------      -----------
       Total adjustments                                                     911,321          869,569
                                                                         -----------      -----------
       Net cash provided by operating activities                           1,797,578        2,428,387


Cash flows from investing activities:
       Purchase of and development of
                properties and equipment                                  (1,337,353)      (1,581,655)
                                                                         -----------      -----------
       Net cash used in investing activities                              (1,337,353)      (1,581,655)


Cash flows from financing activities:
       Payment of loan principal                                                --           (450,000)
       Acquisition of Company's common shares                                 (2,724)          (8,782)
       Payment of dividends                                                 (340,909)        (271,939)
                                                                         -----------      -----------
                Net cash used in financing activities                       (343,633)        (730,721)
                                                                         -----------      -----------
       Increase in cash and cash equivalents                                 116,592          116,011
       Cash and cash equivalents at beginning of period                      872,797          399,423
                                                                         -----------      -----------
       Cash and cash equivalents at end of period                        $   989,389      $   515,434
                                                                         ===========      ===========

Supplemental disclosure of cash flow information:
       Interest paid                                                     $     1,559      $    27,033
       Income taxes paid                                                     212,866          193,107
                                                                         -----------      -----------
                                                                         $   214,425      $   220,140
                                                                         ===========      ===========

                            (See accompanying notes)

                                      ( 3 )

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month and six-month periods ended March 31, 1998 and 1997 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was required to be adopted on December 31, 1997. Statement No. 128 required a change in the method used to compute earnings per share. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended March 31, Six Months Ended March 31,
                                         ---------------------------- --------------------------
                                             1998           1997          1998           1997
                                         ------------   ------------- -------------  -----------
Numerator for primary
and diluted earnings
per share:
   Net income                           $  299,716     $1,082,716     $  886,257     $1,558,818
                                        ----------     ----------     ----------     ----------
Denominator:
   For basic earnings per share -
   Weighted average shares                 679,775        677,825        679,798        677,835

Effect of potential diluted shares:
   Directors deferred
   compensation shares                       3,630          2,385          3,630          2,385
                                        ----------     ----------     ----------     ----------

Denominator for diluted earnings
per share - adjusted weighted -
average shares and potential
shares                                     683,405        680,210        683,428        680,220
                                        ==========     ==========     ==========     ==========

Basic earnings per share                $      .44     $     1.60           1.30           2.30
                                        ==========     ==========     ==========     ==========

Diluted earnings per share              $      .44     $     1.59           1.30           2.29
                                        ==========     ==========     ==========     ==========

4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility matures on January 3, 2001. At May 6, 1998, the Company had no balance outstanding under the facility.

5. Certain reclassifications have been made in the financial statements for the period ended March 31, 1997 to conform to the financial statement presentation at March 31, 1998.


                                      ( 4 )

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS AND RISK FACTORS

       All statements concerning the Company other than purely historical information (collectively "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) provided herein are subject to all the risks and uncertainties incident to the acquisitions, development, and exploration for and production of oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from any forward- looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.


       LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1998 working capital was $1,035,130 as compared to $953,528 at September 30, 1997. Cash and cash equivalents were $989,389 at March 31, 1998. Cash flow provided by operating activities for the first six months of 1998 was $1,797,578 as compared to $2,428,387 for the first six months of 1997. The decrease in cash flow is directly attributable to the decrease in oil and gas sales revenues during the first six months of 1998. The decrease is discussed in Results of Operations in this Item.

       The Company has continued its operating strategy of actively pursuing the development of its oil and gas properties through the participation with a working interest in the drilling of wells on its fee mineral properties and by participating in third party wells on leased properties. The Company spent $1,252,000 developing its oil and gas properties in the first six months of 1998. This is down from the approximately $1,582,000 spent in the first six months of 1997. At March 31, 1998 the Company had remaining projected costs of $1,490,543 for its share of drilling and equipment costs on wells which had been proposed or were in the process of being drilled or completed. These projected expenditures, overhead expenses, dividend payments and other operating costs are expected to be funded by cash flow from operating activities and existing working capital. Should the Company require additional funding for an asset purchase or other capital expenditures, it could access the $2,500,000 bank line of credit.

       RESULTS OF OPERATIONS

       Revenues decreased for both the three-month and six-month periods ended March 31, 1998, as compared to the same periods in fiscal 1997. The decreases were the result of oil and gas sales revenues decreasing 22% and 47% for the 1998 six-month and three-month periods, respectively, as compared to the same periods in fiscal 1997. Oil and gas sales revenues decreased due to decreased sales prices for oil and natural gas in the 1998 periods, as well as decreased oil sales volumes in the 1998 period. Natural gas sales volumes increased slightly in the 1998 six-month period, while decreasing 13% in the three-month period. The chart below outlines the Company's production and average sales prices for oil and natural gas for the three-month and six-month periods of fiscal 1998 and 1997:

                                  BARRELS         AVERAGE             MCF               AVERAGE
                                   SOLD            PRICE              SOLD               PRICE
                                  -------         -------            -------            -------
Three months ended 03/31/98        28,253          $ 14.33            433,206           $  2.12
Three months ended 03/31/97        39,544          $ 23.21            495,472           $  3.18
Six months ended 03/31/98          59,865          $ 16.93            875,254           $  2.42
Six months ended 03/31/97          70,471          $ 23.57            866,318           $  2.74

        The decrease in oil and natural gas sales prices was the largest factor affecting oil and gas sales revenues. The oil sales price has declined further and is currently around the $13.00 per barrel level. Gas prices have been relatively consistent and remain in the low $2.00 range. Management currently does not anticipate substantial movement in either the oil or gas price for the remainder of fiscal 1998. Oil sales volumes continue to be adversely affected by the production allowable situation in the Dagger Draw field of New Mexico and gas sales volumes and prices are suffering due to the mild early spring weather in the mid-west part of the nation, which reduced the demand for natural gas for heating purposes.



                                      ( 5 )

        Costs and expenses decreased in both the three-month and six-month periods of fiscal 1998 as compared to the same periods in fiscal 1997. The decrease was a result of lease operating expenses and production taxes (LOE), depreciation, depletion, amortization and impairment (DD&A) and interest expense all decreasing, offset somewhat by increases in exploration costs and general and administrative costs.

        LOE decreased in both the 1998 periods, as compared to the 1997 periods, principally due to decreased production taxes, which resulted from the decreased oil and gas sales revenues. DD&A were 41% lower in the three-month period of 1998 as a result of the Company fully impairing the costs of certain oil and gas leasehold costs on two prospects totaling $112,000 in the 1997 three-month period. In addition, the decreased sales volumes lowered DD&A costs in 1998 as DD&A is calculated on the units of production method. Interest expense decreased due to the Company's line of credit being paid off early in fiscal 1997.

        Exploration costs increased in the 1998 periods as a result of the Company participating in the drilling of several exploratory wells which were non-productive. These costs amounted to $206,175 in the 1998 three-month period. There is no way to anticipate these costs from period to period. The Company will continue drilling exploratory wells, thus future costs related to non-productive exploratory wells are anticipated. General and administrative costs increased 12% and 9% for the 1998 three and six-month periods, respectively, as compared to the same periods in fiscal 1997. These increases are due to increased salaries in the 1998 periods; increased rent expense in the 1998 periods, as a result of additional office space being acquired; and costs associated with Company presentations to investment professional meetings.

        The provision for income taxes is lower in the 1998 periods due to the decrease in income before taxes, which was a result of the above discussed factors. In addition, the provision continues to be favorably affected by tax credits available from the Company's production of "tight gas sands" natural gas and from excess percentage depletion.

        Net income decreased in both the 1998 periods as compared to the 1997 periods principally as a result of decreased sales prices for oil and natural gas in the periods and from reduced oil sales volumes. Management has no control over the market prices of oil and natural gas and currently expect the depressed oil price to continue for the remainder of fiscal 1998. In addition, oil production volumes are expected to remain lower than 1997 volumes because of the production allowable situation in the Dagger Draw field of New Mexico. As a result of the above, management currently anticipates earnings to remain below the record levels of fiscal 1997 for the remainder of fiscal 1998. Should additional exploratory drilling projects result in nonproductive wells, earnings would again be negatively impacted.



                                      ( 6 )

                           PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The annual meeting of shareholders was held on February 27, 1998.

          (b) Two directors were elected for three year terms at the meeting. Also, ratification of the selection of Ernst & Young LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:

                                                For     Against     Withheld
                                                ---     -------     --------
               Directors
               ---------
                         Michael A. Cawley      851                     25
                         Ray H. Potts           851                     24

               Auditors
               --------
                         Ernst & Young LLP      843         12          21

Item 6.   EXHIBITS AND REPORT ON FORM 8-K

          (a)   Exhibits - Exhibit 27 -- Financial Date Schedule

          (b) There were no reports on FORM 8-K filed for the three months ended March 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PANHANDLE ROYALTY COMPANY

       May 13, 1998                         /s/  H W Peace II
---------------------------                 ----------------------------
Date                                        H W Peace II, President
                                            and Chief Executive Officer


       May 13, 1998                         /s/  Michael C. Coffman
---------------------------                 ----------------------------
Date                                        Michael C. Coffman, Vice President,
                                            Chief Financial Officer and
                                            Secretary and Treasurer



                                      ( 7 )

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
   27                    Financial Data Schedule