Form 10QSB
period 1998-06-30
PANHANDLE ROYALTY CO
filed 1998-08-12
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended             June 30, 1998
                                  -------------------------------------------


(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from                   to
                                         ----------------    ----------------



       Commission File Number                       0-9116
                              -----------------------------------------------

                            PANHANDLE ROYALTY COMPANY
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OKLAHOMA                                         73-1055775
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
-----------------------------------------------------------------------------
     (Address of principal executive offices)

Registrant's telephone number including area code     (405) 948-1560
                                                   --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                               x   Yes       No
                                                             ----       ----

Outstanding shares of Class A Common stock (voting) at August 6, 1998:
 679,709
----------

                                      INDEX

                                                                                           Page
       Part  I.           Financial Information

       Item  1.           Financial Statements

                          Condensed Consolidated Balance Sheets -
                          June 30, 1998 (unaudited) and
                          September 30, 1997 .............................................  1

                          Condensed Consolidated Statements of Income -
                          Three months and Nine months ended
                          June 30, 1998 and 1997 (unaudited) ............................   2


                          Condensed Consolidated Statements of Cash Flows Nine
                          months ended June 30, 1998 and 1997
                          (unaudited) ....................................................  3

                          Notes to Condensed Consolidated Financial
                          Statements (unaudited) .........................................  4

       Item  2.           Management's discussion and analysis of financial
                          condition and results of operations ............................  5

       Part II.           Other Information

       Item  6.           Exhibits and reports on Form 8-K ...............................  7

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Information at June 30, 1998 is unaudited)

                                                                                      June 30,     September 30,
       Assets                                                                          1998             1997
                                                                                    -----------    -----------
Current Assets:
       Cash and cash equivalents                                                    $   803,268        872,797
       Oil and gas sales and other receivables                                          720,928        893,779
       Prepaid expenses                                                                  12,497          4,929
                                                                                    -----------    -----------


Total current assets                                                                  1,536,693      1,771,505

Properties and equipment, at cost, based on
       successful efforts accounting
                Producing Oil and Gas Properties                                     21,711,738     20,063,953
                Nonproducing Oil and Gas Properties                                   5,477,835      5,068,467
                Other                                                                   240,589        213,474
                                                                                    -----------    -----------
                                                                                     27,430,162     25,345,894
       Less accumulated depreciation,
                depletion and amortization                                           16,092,823     15,127,925
                                                                                    -----------    -----------

Net properties and equipment                                                         11,337,339     10,217,969

Other assets                                                                            107,716        107,716
                                                                                    -----------    -----------

                                                                                    $12,981,748    $12,097,190
                                                                                    ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, accrued liabilities
                and gas imbalance liability                                         $   588,759    $   395,785
       Dividends payable                                                                 31,256         29,856
       Income taxes payable                                                             100,690        112,336
       Deferred income taxes                                                            280,000        280,000
                                                                                    -----------    -----------

Total current liabilities                                                             1,000,705        817,977

Deferred income taxes                                                                 1,247,000      1,247,000

Stockholders' equity
       Class A voting common stock, $.10 par value; 1,000,000 shares authorized, 679,709 issued and outstanding at June 30, 1998 and
             679,820 at September 30, 1997                                               67,971         67,982
       Capital in excess of par value                                                   441,948        445,306
       Retained earnings                                                             10,224,124      9,518,925
                                                                                    -----------    -----------
Total stockholders' equity                                                           10,734,043     10,032,213
                                                                                    -----------    -----------

                                                                                    $12,981,748    $12,097,190
                                                                                    ===========    ===========





                            (See accompanying notes)






                                     ( 1 )

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                           Three Months Ended June 30,  Nine Months Ended June 30,
                                           --------------------------   --------------------------
                                              1998           1997          1998           1997
                                           -----------    ----------    ----------    ------------
Revenues:
       Oil and gas sales                    $1,148,478    $1,459,520    $4,280,797    $5,493,907
       Lease bonuses and rentals                35,583         5,248        43,234        13,692
       Interest                                 14,093         6,093        35,954        11,983
       Other                                     1,585         4,912         2,357        25,046
                                            ----------    ----------    ----------    ----------
                                             1,199,739     1,475,773     4,362,342     5,544,628

Costs and expenses:
       Lease operating expenses
          and production taxes                 223,514       260,790       756,517       834,226
       Exploration costs                        95,384        80,929       360,948       342,767
       Depreciation, depletion,
          amortization
          and impairment                       310,418       278,180       923,862       918,083
       General and administrative              228,452       205,027       856,228       781,854
       Interest expense                            778         2,139         2,337        29,172
                                            ----------    ----------    ----------    ----------
                                               858,546       827,065     2,899,892     2,906,102
                                            ----------    ----------    ----------    ----------

Income before provision
       for income taxes                        341,193       648,708     1,462,450     2,638,526

Provision for income taxes                      45,000       135,000       280,000       566,000
                                            ----------    ----------    ----------    ----------

Net income                                  $  296,193    $  513,708    $1,182,450    $2,072,526
                                            ==========    ==========    ==========    ==========

Basic earnings per share (Note 3)           $      .44    $      .76    $     1.74    $     3.06
                                            ==========    ==========    ==========    ==========

Diluted earnings per share (Note 3)         $      .43    $      .76    $     1.73    $     3.05
                                            ==========    ==========    ==========    ==========

Dividends declared
       per share of common stock            $      .20    $      .20    $      .70    $      .60
                                            ==========    ==========    ==========    ==========












                            (See accompanying notes)



                                     ( 2 )

                            PANHANDLE ROYALTY COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                            Nine months ended June 30,
                                                                          ---------------------------
                                                                              1998           1997
                                                                          -----------     -----------
Cash flows from operating activities:

       Net income                                                         $ 1,182,450     $ 2,072,526
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation, depletion and amortization                               923,862         918,083
       Exploration costs                                                      360,948         342,767
       Cash provided (used) by changes in assets and liabilities:
       Oil and gas sales and other receivables                                172,851        (144,073)
       Prepaid expenses and other assets                                       (7,568)         (8,688)
       Income taxes payable                                                   (11,646)        279,493
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable                      194,374         140,105
                                                                          -----------     -----------
       Total adjustments                                                    1,632,821       1,527,687
                                                                          -----------     -----------

       Net cash provided by operating activities                            2,815,271       3,600,213


Cash flows from investing activities:
       Purchase of and development of
                properties and equipment                                   (2,404,180)     (2,331,744)
                                                                          -----------     -----------

       Net cash used in investing activities                               (2,404,180)     (2,331,744)


Cash flows from financing activities:
       Payment of loan principal                                                 --          (750,000)
       Acquisition of Company's common shares                                  (3,369)         (9,701)
       Payment of dividends                                                  (477,251)       (407,423)
                                                                          -----------     -----------
                Net cash provided (used)
             in financing activities                                         (480,620)     (1,167,124)
                                                                          -----------     -----------
       Increase in cash and cash equivalents                                  (69,529)        101,345
       Cash and cash equivalents at beginning of period                       872,797         399,423
                                                                          -----------     -----------
       Cash and cash equivalents at end of period                         $   803,268     $   500,768
                                                                          ===========     ===========

Supplemental disclosure of cash flow information:
Interest paid                                                             $     2,337     $    29,172
Income taxes paid                                                             291,646         286,507
                                                                          -----------     -----------
                                                                          $   293,983     $   315,679
                                                                          ===========     ===========








                            (See accompanying notes)









                                     ( 3 )

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month and nine-month periods ended June 30, 1998 and 1997 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

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

                                                Three months ended June 30,           Nine months ended June 30,
                                                ----------------------------        ----------------------------
                                                   1998              1997              1998              1997
                                                ----------        ----------        ----------        ----------
Numerator for primary
and diluted earnings
per share:
   Net income                                   $  296,193        $  513,708        $1,182,450        $2,072,526
                                                ----------        ----------        ----------        ----------

Denominator:
   For basic earnings per share -
   Weighted average shares                         679,715           677,424           679,772           677,698

Effect of potential diluted shares:
   Directors deferred
   compensation shares                               3,862             2,767             3,862             2,767
                                                ----------        ----------        ----------        ----------

Denominator for diluted earnings
per share - adjusted weighted -
average shares and potential
shares                                             683,577           680,191           683,634           680,465
                                                ==========        ==========        ----------        ----------

Basic earnings per share                        $      .44        $      .76              1.74              3.06
                                                ==========        ==========        ==========        ==========

Diluted earnings per share                      $      .43        $      .76              1.73              3.05
                                                ==========        ==========        ==========        ==========


4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility matures on January 3, 2001. At August 6, 1998, the Company had no balance outstanding under the facility.

5. Certain reclassifications have been made in the financial statements for the period ended June 30, 1997 to conform to the financial statement presentation at June 30, 1998.




                                     ( 4 )

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS AND RISK FACTORS

       All statements concerning the Company other than purely historical information (collectively "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) provided herein are subject to all the risks and uncertainties incident to the acquisition, development, and exploration for and production of oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from any forward- looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

       LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1998 working capital was $535,988 as compared to $953,528 at September 30, 1997. Cash and cash equivalents were $803,268 at June 30, 1998. Cash flow provided by operating activities for the first nine months of 1998 was $2,813,871 as compared to $3,600,213 for the first nine months of 1997. This decrease in cash flow is directly attributable to the decrease in oil and gas sales revenues during the first nine months of 1998. The decrease is discussed in Results of Operations in this, Item 2.

       The Company has continued its operating strategy of actively pursuing the development of its oil and gas properties through participation, with a working interest, in the drilling of wells on its fee mineral properties and by participating in third party wells on leased properties. The Company actually increased its expenditures for purchasing and development its oil and gas properties in the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. These expenditures totaled $2,404,180 in the 1998 period as compared to $2,331,744 in the 1997 period. At June 30, 1998 the Company had remaining projected costs of $1,735,437 for its share of drilling and equipment costs on working interest wells which had been proposed or were in the process of being drilled or completed. These projected expenditures, overhead expenses, dividend payments and other operating costs are expected to be funded by cash flow from operating activities and existing working capital. Should the Company require additional funding for an asset purchase or other capital expenditures, it could access the $2,500,000 bank line of credit. In addition, management has decided to suspend taking new drilling participations in third party working interest wells (those not on Company mineral acreage) until oil and gas sales prices increase from the current depressed levels. The Company will continue to aggressively participate in drilling on its mineral properties and will complete drilling on those third party wells and projects already committed.

       RESULTS OF OPERATIONS

       Revenues decreased for both the three-month and nine-month periods ended June 30, 1998, as compared to the same periods in fiscal 1997. The decreases were the result of oil and gas sales revenues decreasing 22% and 21% for the 1998 nine-month and three-month periods, respectively, as compared to the same periods in fiscal 1997. Oil and gas sales revenues decreased principally as a result of decreased oil sales volumes and decreased sales prices for crude oil. The chart below outlines the Company's production and average sales prices for oil and natural gas for the three-month and nine-month periods of fiscal 1998 and 1997:

                                            BARRELS          AVERAGE           MCF             AVERAGE
                                             SOLD             PRICE            SOLD             PRICE
                                           ---------        ---------        ---------        ---------
Three months ended 06/30/98                   24,652        $   13.30          378,739        $    2.17
Three months ended 06/30/97                   40,669        $   19.48          360,890        $    1.85
Nine months ended 06/30/98                    84,517        $   15.87        1,253,993        $    2.34
Nine months ended 06/30/97                   111,140        $   22.07        1,227,208        $    2.47


As can be seen from the above chart, the decrease in oil sales volumes along with the decreased oil sales prices, both for the three-month and nine-month periods, were the major reason for the oil and gas revenue decrease. The oil sales price has continued to decline and the Company is currently receiving in the $11-$12 per barrel range. Gas sales prices were slightly lower in the fiscal 1998 nine months as compared to 1997, and are currently expected to be somewhat lower in the fourth quarter of fiscal 1998 than in the third quarter of 1998.


                                     ( 5 )

        Oil sales volumes were adversely affected by a continued production allowable situation in the Dagger Draw field of New Mexico (the Company's major oil producing field) during the first nine months of fiscal 1998. In addition, the majority operator of these wells recently decided to shut them in due to low crude oil sales prices, thus effectively reducing production to nil. The operator's current intentions are to keep the wells essentially shut-in until the price of oil recovers to the mid-teens. This will adversely affect the Company's oil and gas sales revenues until such time as that operator decides to return these wells to production. The slightly increased gas production for both the 1998 periods and the increased gas sales price in the 1998 three-month period did partially offset the oil revenue declines.

        Costs and expenses increased slightly in the 1998 three-month period as compared to the 1997 three-month period and decreased slightly in the 1998 nine-month period compared to the 1997 nine-month period. Lease operating expenses and production taxes decreased for both the 1998 periods as a result of production taxes decreasing. Production taxes are a fixed percentage of oil and gas sales revenues, thus taxes decreased along with the decrease in oil and gas sales revenues. Exploration costs increased in both the 1998 periods as a result of increased dry hole costs. These costs are the result of non-productive exploratory well drilling costs and will vary from period to period. There is no way to accurately predict these costs. Depreciation, depletion, amortization and impairment (DD&A) increased in both the 1998 periods. These moderate increases were the result of the amortization rates on several marginal wells being increased, offset, somewhat, by the reduced production volumes in the New Mexico oil wells, which reduced amortization on those wells. General and administrative costs increased moderately in both 1998 periods as a result of increased salaries and personnel in the 1998 periods; increased rent expense in the 1998 periods, due to additional office space being acquired; and for costs associated with Company presentations to investment professional meetings.

        The provision for income taxes is lower in both the 1998 periods as compared to the 1997 periods due to the decrease in income before taxes, which was a result of the above discussed factors. In addition, the provision continues to be favorably affected by tax credits available from the Company's production of "tight gas sands" natural gas and from excess percentage depletion.

        Net income decreased in both the 1998 periods as compared to the 1997 periods, principally as a result of decreased sales price and sales volume for crude oil. Management has no control over the market prices of oil and currently expects the depressed oil price to continue for the remainder of fiscal 1998. In addition, oil production volumes will decrease in the fourth quarter due to the factors discussed above. As a result, management expects earnings to remain below 1997 levels for the remainder of fiscal 1998. In addition, should any of the Company's current and projected exploratory drilling prospects result in non-productive wells, earnings would again be negatively impacted.

        YEAR 2000 ISSUES

        Much of the computer software in use today may not be able to accurately process data beyond the year 1999. The majority of computer systems process data using two digits for the year of transaction, rather than the full four digits. This may cause many systems to be unable to accurately process year 2000 transactions.

        The Company has replaced its computer system hardware with new hardware which has operating systems that are year 2000 compliant. The Company's software supplier is in the process of revising their software to be year 2000 compliant. This process is expected to be complete by the end of 1998, allowing one year to install and test the revisions. Management does not anticipate any inhouse software issues that could materially impact the Company's financial condition or operations. However, should any operators of the Company's oil and gas properties, any purchasers of the crude oil or natural gas from those properties or financial institutions dealing in check clearing, etc., experience year 2000 problems, there could be some temporary effect on the Company's financial position.




                                     ( 6 )

                           PART II. OTHER INFORMATION


Item 6.         EXHIBITS AND REPORT ON FORM 8-K

                (a)       Exhibits - Exhibit 27 -- Financial Date Schedule

                (b) There were no reports on FORM 8-K filed for the three months ended June 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PANHANDLE ROYALTY COMPANY


      August 11, 1998                             /s/  H W Peace II
---------------------------                  ----------------------------------
Date                                         H W Peace II, President
                                             and Chief Executive Officer


      August 11, 1998                             /s/  Michael C. Coffman
---------------------------                  ----------------------------------
Date                                         Michael C. Coffman, Vice President,
                                             Chief Financial Officer and
                                             Secretary and Treasurer


                                     ( 7 )

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
----------          -----------

   27               Financial Data Schedule