Form 10QSB
period 1998-12-31
PANHANDLE ROYALTY CO
filed 1999-02-16
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the period ended             December 31, 1998
                               ------------------------------------------------


 (   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from                   to
                                         -----------------    -----------------


Commission File Number                       0-9116
                       --------------------------------------------------------

                            PANHANDLE ROYALTY COMPANY
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           OKLAHOMA                                     73-1055775
------------------------------------      -------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization )                    Identification No.)


Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma  73112
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code     (405) 948-1560
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

Outstanding shares of Class A Common stock (voting) at February 4, 1999:
   682,524
------------

                                      INDEX

                                                                                          Page
Part  I. Financial Information

      Item  1.  Financial Statements

                Condensed Consolidated Balance Sheets -
                December 31, 1998 (unaudited) and
                September 30, 1998 ...............................................          1

                Condensed Consolidated Statements of Income -
                Three months ended
                December 31, 1998 and 1997 (unaudited) ...........................          2


                Condensed Consolidated Statements of Cash Flows -
                Three months ended December 31, 1998 and 1997
                (unaudited) ......................................................          3

                Notes to Condensed Consolidated Financial
                Statements (unaudited) ...........................................          4

      Item  2.  Management's discussion and analysis of financial
                                   condition and results of operations ...........          5

Part II. Other Information

      Item  6.  Exhibits and reports on Form 8-K .................................          7

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at December 31, 1998 is unaudited)

                                                                                          December 31,       September 30,
       ASSETS                                                                                1998                1998
                                                                                          ------------       ------------
Current Assets:
       Cash and cash equivalents                                                          $   156,523        $   320,210
       Oil and gas sales and other receivables                                                926,022            868,738
       Prepaid expenses                                                                        11,072             27,391
                                                                                          -----------        -----------

Total current assets                                                                        1,093,617          1,216,339

Properties and equipment, at cost, based on
       successful efforts accounting
                Producing Oil and Gas Properties                                           22,842,237         22,360,790
                Non producing Oil and Gas Properties                                        5,698,175          5,693,399
                Other                                                                         248,237            241,567
                                                                                          -----------        -----------
                                                                                           28,788,649         28,295,756
       Less accumulated depreciation,
                depletion and amortization                                                 16,973,242         16,600,499
                                                                                          -----------        -----------

Net properties and equipment                                                               11,815,407         11,695,257

Other assets                                                                                  107,716            107,716
                                                                                          -----------        -----------

                                                                                          $13,016,740        $13,019,312
                                                                                          ===========        ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable, accrued liabilities
                and gas imbalance liability                                               $   448,487        $   620,413
       Dividends payable                                                                       32,056             31,656
       Income taxes payable                                                                      --                 --
       Deferred income taxes                                                                  112,000            112,000
                                                                                          -----------        -----------

Total current liabilities                                                                     592,543            764,069

Deferred income taxes                                                                       1,451,000          1,451,000

Long-term debt                                                                                300,000               --

Stockholders' equity
       Class A voting common stock, $.10 par value;
             1,000,000 shares authorized,
             682,524 issued and outstanding at
             December 31,1998 and 682,534 at
             September 30, 1998                                                                68,252             68,254
       Capital in excess of par value                                                         515,588            515,823
       Retained earnings                                                                   10,089,357         10,220,166
                                                                                          -----------        -----------
Total stockholders' equity                                                                 10,673,197         10,804,243
                                                                                          -----------        -----------
                                                                                          $13,016,740        $13,019,312
                                                                                          ===========        ===========





                                       (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                        1998               1997
                                                     ----------        ----------
Revenues:
       Oil and gas sales                             $1,031,133        $1,809,769
       Lease bonuses and rentals                          4,471             7,451
       Interest                                           3,783             9,198
       Other                                              3,086               521
                                                     ----------        ----------
                                                      1,042,473         1,826,939

Costs and expenses:
       Lease operating expenses
          and production taxes                          203,955           283,955
       Exploration costs                                 88,083            59,389
       Depreciation, depletion,
          amortization
          and impairment                                372,743           369,061
       General and administrative                       371,595           362,993
                                                     ----------        ----------
                                                      1,036,376         1,075,398
                                                     ----------        ----------

Income before provision
       for income taxes                                   6,097           751,541

Provision for income taxes                                 --             165,000
                                                     ----------        ----------

Net income                                           $    6,097        $  586,541
                                                     ==========        ==========

Basic earnings per share (Note 3)                    $      .01        $      .86
                                                     ==========        ==========

Diluted earnings per share (Note 3)                  $      .01        $      .86
                                                     ==========        ==========

Dividends declared
       per share of common stock                     $      .20        $      .20
                                                     ==========        ==========

























                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               Three months ended December 31,
                                                                               -------------------------------
                                                                                  1998                1997
                                                                                  ----                ----
Cash flows from operating activities:
       Net income                                                             $     6,097         $   586,541
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation, depletion and amortization                                   372,743             369,061
       Exploration costs                                                           88,083              59,389
       Cash provided (used) by changes in assets
           and liabilities:
       Oil and gas sales and other receivables                                    (57,284)           (207,305)
       Prepaid expenses and other assets                                           16,319              (6,809)
       Income taxes payable                                                          --               159,826
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable                         (171,526)            (74,449)
                                                                              -----------         -----------
       Total adjustments                                                          248,335             299,713
                                                                              -----------         -----------

       Net cash provided by operating activities                                  254,432             886,254

Cash flows from investing activities:
       Purchase of and development of
                properties and equipment                                         (580,976)           (504,749)
                                                                              -----------         -----------

       Net cash used in investing activities                                     (580,976)           (504,749)

Cash flows from financing activities:
       Borrowings under line of credit                                            300,000                --
       Acquisition of Company's common shares                                        (237)               --
       Payment of dividends                                                      (136,906)           (136,364)
                                                                              -----------         -----------
             Net cash provided (used)
             in financing activities                                              162,857            (136,364)
                                                                              -----------         -----------
       Increase (decrease) in cash and cash equivalents                          (163,687)            245,141
       Cash and cash equivalents at beginning of period                           320,210             872,797
                                                                              -----------         -----------
       Cash and cash equivalents at end of period                             $   156,523         $ 1,117,938
                                                                              ===========         ===========

Supplemental disclosure of cash flow information:
Interest paid                                                                 $       787         $       796
Income taxes paid                                                                      25               5,174
                                                                              -----------         -----------
                                                                              $       812         $     5,970
                                                                              ===========         ===========








                            (See accompanying notes)







                                       (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month periods ended December 31, 1998 and 1997 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability. These credits are scheduled to be available through the year 2002.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was adopted by the Company on December 31, 1997. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:

                                              Three months ended December 31,
                                              -------------------------------
                                                   1998           1997
                                                   ----           ----
Numerator for primary
and diluted earnings
per share:
   Net income                                   $  6,097        $586,541
                                                --------        --------

Denominator:
   For basic earnings per share
   Weighted average shares                       682,532         679,820

Effect of potential diluted shares:
   Directors deferred
   compensation shares                             4,973           3,162
                                                --------        --------

Denominator for diluted earnings
per share - adjusted weighted
average shares and potential
shares                                           687,505         682,982
                                                ========        ========

Basic earnings per share                        $    .01        $    .86
                                                ========        ========

Diluted earnings per share                      $    .01        $    .86
                                                ========        ========



4. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility matures on January 3, 2001. At
       December 31, 1998, and on February 4, 1999, the Company had $300,000 outstanding under the facility.












                                       (4)

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS AND RISK FACTORS

       Forward-Looking Statements for 1999 and later periods are made in this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

       LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1998 working capital was $501,074 as compared to $452,270 at September 30, 1998. Cash flow from operating activities for the first quarter of fiscal 1999 was $254,432 as compared to $886,254 for the first quarter of fiscal 1998. This decrease of $631,822 is directly attributable to a decline in oil and gas sales revenue during the fiscal 1999 first quarter. The decline in oil and gas sales revenues is discussed in detail in "Results of Operations".

       Capital expenditures on oil and gas activities in the first quarter of 1999 amounted to $580,976 as compared to $504,749 in the first quarter of fiscal 1998. This increased spending on oil and gas property development is a continuation of the Company's business strategy which is to actively pursue the development of the Company's oil and gas properties by participating in the drilling of wells on these properties. The Company has historically funded this drilling and other capital expenditures as well as overhead costs and dividend payments from cash flow. However, in December 1998, the Company borrowed $300,000 under its bank line of credit to help fund these costs.

       At December 31, 1998, the Company had remaining projected costs of $1,451,781, for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or completed. As the current low oil price is expected to continue well into fiscal 1999, the Company's cash flow for the year may be less than the amount needed to fully fund the above drilling obligations, overhead and dividend payments. Thus, the bank line of credit will be utilized, on an as needed basis, to allow the Company to continue its aggressive approach of developing its oil and gas properties. The line of credit and expected cash flow are more than sufficient to meet all expected capital obligations. Future capital expenditure amounts may vary due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, among others. A significant acquisition of producing properties could increase capital expenditures greatly and would again be financed by additional debt or possibly debt and equity.

       RESULTS OF OPERATIONS

       Revenues decreased in the first quarter of fiscal 1999 by $784,466 or 43%, as compared to the same period in fiscal 1998. The revenue reduction is due to oil and gas sales revenues declining; which in turn, was caused by lower sales prices for both oil and natural gas, and in addition, decreased sales volumes for both oil and natural gas. The chart below summarizes the Company's production and average sales prices for oil and natural gas.

                                                                 BARRELS           AVERAGE            MCF               AVERAGE
                                                                  SOLD              PRICE             SOLD               PRICE
                                                                 -------           -------           -------            -------
Quarter ended 12/31/98                                           18,984            $ 12.22           379,666            $  2.10
Quarter ended 12/31/97                                           31,612            $ 19.26           442,048            $  2.72

An oversupply of crude oil worldwide and a warm early heating season caused the prices of oil and natural gas and natural gas production volumes to be lower than the comparable fiscal 1998 quarter. Oil sales volumes were and continue to be adversely affected by the operator of the



                                       (5)

Dagger Draw Field in New Mexico (the Company's major oil producing field) electing to shut-in those wells due to low crude oil prices. Management is uncertain as to when full production will resume in the Dagger Draw Field.

        The above discussed shut-in oil wells along with continuing low sales prices for oil and gas will continue to reduce the Company's oil and gas sales revenues during the remainder of fiscal 1999. However, several new gas wells will come on line in fiscal 1999, increasing gas sales volumes, and if gas sales prices remain steady, new gas production should reduce the impact of lost oil sales revenues.

        Costs and expenses decreased slightly, 4%, during the 1999 period as compared to the 1998 period. The reduction in expenses was principally due to reduced production taxes on oil and gas sales revenues, as these taxes are paid as a percentage of oil and gas sales. Exploration costs increased $28,694, or 48%, in the 1999 first quarter somewhat offsetting the production tax decrease. Exploration costs are principally dry hole costs associated with the drilling of nonproductive exploratory wells. There is no way to predict these costs from quarter to quarter and as the Company will continue drilling exploratory wells, future exploration costs are anticipated.

        There is no provision for income taxes in the fiscal 1999 first quarter due to the negligible income before provision for income taxes, coupled with the fact the Company continues to be able to utilize tax credits from production of "tight gas sands", natural gas, and excess percentage depletion.

        Net income decreased in the 1999 first quarter as compared to the 1998 first quarter as a result of decreased oil and gas sales revenues. Management currently expects the depressed market price for oil to continue well into fiscal 1999. This low price and reduced production volumes for oil, as discussed above, will negatively impact earnings for the remainder of fiscal 1999. Further, should oil and or gas prices go substantially lower, the Company could be required to recognize an impairment provision on its oil and gas properties. In addition, should more of the Company's current or projected exploratory drilling prospects result in non-productive wells, earnings could be further negatively impacted.

        YEAR 2000 ISSUES

        Much of the computer software in use today may not be able to accurately process data beyond the year 1999. The majority of computer systems process data using two digits for the year of transaction, rather than the full four digits. This may cause many systems to be unable to accurately process year 2000 transactions.

        The Company has completed its assessment of both its computer ("IT systems") and operational equipment ("non-IT systems") as of June 30, 1998. The Company has replaced its computer system hardware with new hardware which has operating systems that are represented as being 2000 compliant. The Company's software supplier is in the process of revising software licensed by the Company with software represented to be year 2000 compliant. The system software reprogramming is expected to be complete in mid 1999 with installation and testing by July 1999. The Company has no non-IT systems which are expected to be impacted in any material manner by year 2000.

        The cost of replacement of the Company's IT systems noted above was less than $25,000. Cost of the year 2000 compliant system software will be included in the Company's standard annual license fee. Other costs to access the year 2000 matter or become compliant therewith are not expected to be significant.

        Should any of the operators of the properties in which the Company has an interest, purchasers who buy oil and gas from the Company's properties or financial institutions ("External Agents") used by the Company not properly address the year 2000 matter, there could be some delay in the Company receiving payment for the sale of oil and gas. Should this occur, the Company may be required to borrow additional amounts on its available line of credit, thus incurring additional interest expense over that otherwise anticipated. However, the Company does not expect the year 2000 will have a material impact on its financial position or results of operations. The Company has no systems which directly interface with External Agents.



                                       (6)

                      PART II. OTHER INFORMATION


Item 6.         EXHIBITS AND REPORT ON FORM 8-K

                (a)       Exhibits - Exhibit 27 -- Financial Date Schedule

                (b) There were no reports on FORM 8-K filed for the three months ended December 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PANHANDLE ROYALTY COMPANY


February 11, 1999                              /s/  H W Peace II
-----------------------                  -------------------------------------
Date                                     H W Peace II, President
                                         and Chief Executive Officer


February 11, 1999                              /s/  Michael C. Coffman
-----------------------                  -------------------------------------
Date                                     Michael C. Coffman, Vice President,
                                         Chief Financial Officer and
                                         Secretary and Treasurer





                                       (7)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                       Financial Data Schedule