Form 10QSB
period 1999-03-31
PANHANDLE ROYALTY CO
filed 1999-05-14
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1999

    (   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the transition period from _____ to ______


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


Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
----------------------------------------------------------------------------
(Address of principal executive offices)

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

Outstanding shares of Class A Common stock (voting) at May 10, 1999: 2,047,542
                                                                     ---------

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements                                        Page

                 Condensed Consolidated Balance Sheets -
                 March 31, 1999 (unaudited) and
                 September 30, 1998.........................................  1

                 Condensed Consolidated Statements of Income -
                 Three Months and Six months ended
                 March 31, 1999 and 1998 (unaudited)........................  2


                 Condensed Consolidated Statements of Cash Flows -
                 Six months ended March 31, 1999 and 1998
                 (Unaudited)................................................  3

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited).....................................  4

        Item 2. Management's discussion and analysis of financial
                condition and results of operations.........................  5

Part II. Other Information

        Item 4. Submission of matters to a vote of security holders.........  7

        Item 5. Other Information...........................................  7

        Item 6. Exhibits and reports on Form 8-K............................  8

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 1999 is unaudited)


                                                                  March 31,   September 30,
                                                                    1999          1998
                                                                ------------  -------------
     Assets

Current assets:
     Cash                                                       $    91,649   $   320,210
     Oil and gas sales and other receivables                        634,764       716,648
     Income taxes receivables                                       277,090       152,090
     Prepaid expenses                                                10,156        27,391
                                                                -----------   -----------
Total current assets                                              1,013,659     1,216,339

Properties and equipment, at cost, based on
     successful efforts accounting
          Producing Oil and Gas Properties                       23,095,665    22,360,790
          Non producing Oil and Gas Properties                    5,720,717     5,693,399
          Other                                                     249,492       241,567
                                                                -----------   -----------
                                                                 29,065,874    28,295,756
     Less accumulated depreciation,
          depletion and amortization                             17,336,409    16,600,499
                                                                -----------   -----------
Net properties and equipment                                     11,729,465    11,695,257
Other assets                                                        107,716       107,716
                                                                -----------   -----------
                                                                $12,850,840   $13,019,312
                                                                ===========   ===========

     Liabilities And Stockholders' Equity

Current liabilities:
     Accounts payable, accrued liabilities
          and gas imbalance liability                           $   414,047   $   620,413
     Dividends payable                                               32,456        31,656
     Income taxes payable                                               --            --
     Deferred income taxes                                          112,000       112,000
                                                                -----------   -----------
Total current liabilities                                           558,503       764,069
Deferred income taxes                                             1,532,000     1,451,000
Long-term debt                                                      300,000           --
Stockholders' equity
     Class A voting Common Stock, $.0333 par value;
          6,000,000 shares authorized,
          2,047,542 issued and outstanding at
          March 31,1999 and 2,047,602 at
          September 30, 1998                                         68,251        68,254
     Capital in excess of par value                                 515,379       515,823
     Retained Earnings                                            9,876,707    10,220,166
                                                                -----------   -----------
                                                                 10,460,337    10,804,243
                                                                -----------   -----------
Total stockholders' equity                                      $12,850,840   $13,019,312
                                                                ===========   ===========


                                      (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                             Three Months Ended March 31,        Six Months Ended March 31,
                                             ----------------------------       ----------------------------
                                                1999            1998               1999            1998
                                             -----------    -------------       -----------    -------------
Revenues:
     Oil and gas sales                       $   937,682    $   1,322,550       $ 1,968,815    $   3,132,319
     Lease bonuses and rentals                     2,381              200             6,852            7,651
     Interest                                      1,479           12,663             5,262           21,861
     Other                                           128              251             3,214              772
                                             -----------    -------------       -----------    -------------
                                                 941,670        1,335,664         1,984,143        3,162,603

Costs and expenses:
     Lease operating expenses
          and production taxes                   205,682          249,048           409,637          533,003
     Exploration costs                           208,984          206,175           297,067          265,564
     Depreciation, depletion,
          amortization
          and impairment                         363,167          244,383           735,910          613,444
     General and administrative                  275,478          264,783           646,287          627,776
     Interest expense                              8,104            1,559             8,890            1,559
                                             -----------    -------------       -----------    -------------
                                               1,061,415          965,948         2,097,791        2,041,346
                                             -----------    -------------       -----------    -------------
Income (loss) before provision
     for income taxes                           (119,745)         369,716          (113,648)       1,121,257

Provision (benefit) for income taxes             (44,000)          70,000           (44,000)         235,000
                                             -----------    -------------       -----------    -------------

Net income (loss)                            $   (75,745)   $     299,716       $   (69,648)   $     886,257
                                             ===========    =============       ===========    =============

Basic earnings (loss) per share (Note 4)     $      (.04)   $         .15       $      (.03)   $         .43
                                             ===========    =============       ===========    =============

Diluted earnings (loss) per share (Note 4)   $      (.04)   $         .15       $      (.03)   $         .43
                                             ===========    =============       ===========    =============
Dividends declared
     per share of common stock               $       .07    $         .10       $       .13    $         .17
                                             ===========    =============       ===========    =============





                            (See accompanying notes)


                                      (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                    Six months ended March 31,
                                                    --------------------------
                                                        1999           1998
                                                    -----------    -----------
Cash flows from operating activities:
     Net income (loss)                              $   (69,648)   $   886,257
     Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
     Depreciation, depletion and amortization           735,910        613,444
     Deferred income taxes                               81,000            --
     Exploration costs                                  297,067        265,564
     Cash provided (used) by changes in assets
          and liabilities:
     Oil and gas sales and income tax receivable        (43,116)        99,112
     Prepaid expenses and other assets                   17,235        (15,884)
     Income taxes payable                                   --          22,134
     Accounts payable, accrued liabilities,
          gas imbalance liability and dividends
          payable                                      (205,566)       (73,049)
                                                    -----------    -----------
     Total adjustments                                  926,530        911,321
                                                    -----------    -----------
     Net cash provided by operating activities          812,882      1,797,578


Cash flows from investing activities:
     Purchase of and development of
          properties and equipment                   (1,067,185)    (1,337,353)
                                                    -----------    -----------

Net cash used in investing activities                (1,067,185)    (1,337,353)

Cash flows from financing activities:
     Borrowings under line of credit                    300,000            --
     Acquisition of Company's common shares                (447)        (2,724)
     Payment of dividends                              (273,811)      (340,909)
                                                    -----------    -----------
          Net cash provided (used)
          in financing activities                        25,742       (343,633)
                                                    -----------    -----------
     Increase (decrease) in cash and cash
          equivalents                                  (228,561)       116,592
     Cash and cash equivalents at beginning of
          period                                        320,210        872,797
                                                    -----------    -----------
     Cash and cash equivalents at ed of period     $    91,649    $   989,389
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid                                       $     8,890    $     1,559
Income taxes paid                                           180        212,866
                                                    -----------    -----------
                                                    $     9,070    $   214,425
                                                    ===========    ===========







                            (See accompanying notes)


                                      (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the six-month and three-month periods ended March 31, 1999 and 1998 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits are scheduled to be available through the year 2002.

3. On February 26, 1999, the Company's Board of Directors approved a proposal to (1) amend the Company's duration from fifty years to perpetuity; (2) amend the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 1,000,000 shares to 6,000,000 shares; (3) effect a 3-for-1 stock split of the outstanding Class A Common Stock and a corresponding reduction of the par value per share from $.10 to $.03 a; (4) adopt amendments to the Articles of Incorporation and Bylaws to change voting rights from one vote per shareholder to one vote per share; and (5) amend the Articles of Incorporation to provide that generally any merger, consolidation, liquidation or dissolution of the Company or sale of substantially all of the assets of the Company require the affirmative vote of the holders of 66 2/3% or more of the Company's outstanding Class A Common Stock. On May 7, 1999, these proposals were put forth to a vote of the shareholders, for which a majority of the shareholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A Common Stock split will be effected in the form of a stock dividend to be distributed on June 1, 1999, to shareholders of record on May 7, 1999.

         All agreements concerning Common Stock of the Company, including the Company's Employee Stock Ownership Plan and the Company's commitment under the Deferred Compensation Plan for Non-Employee Directors, provide for the issuance or commitment, respectively of additional shares of the Company's stock due to the declaration of the stock split. All references to number of shares, per share, and authorized share information in the accompanying condensed consolidated financial statements has been adjusted to reflect the stock split and increase in authorized shares approved on May 7, 1999, at the Special Meeting of the Shareholders of the Company.

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

                                       Three months ended March 31,         Six months ended March 31,
                                      ------------------------------       ----------------------------
                                          1999               1998             1999              1998
                                      ------------       -----------       -----------      -----------
Numerator for primary
and diluted earnings
per share:
Net income (loss)                     $    (75,745)          299,716       $   (69,648)     $   886,257
                                      ------------       -----------       -----------      -----------
Denominator:
     For basic earnings per share
     Weighted average shares             2,047,557         2,039,325         2,047,578        2,039,394

Effect of potential diluted shares:
     Directors deferred
     compensation shares                    15,038            10,890            14,919           10,890
                                      ------------       -----------       -----------      -----------

Denominator for diluted earnings
     per share - adjusted weighted
     average shares and potential
     shares                              2,062,595         2,050,215         2,062,497        2,050,284
                                      ============       ===========        ==========      ===========
Basic earnings (loss) per share       $       (.04)      $       .15        $     (.03)     $       .43
                                      ============       ===========        ==========      ===========
Diluted earnings (loss) per share     $       (.04)      $       .15        $     (.03)     $       .43
                                      ============       ===========        ==========      ===========


                                      (4)

5. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility matures on January 3, 2001. At March 31, 1999, and on May 4, 1999, the Company had $300,000 outstanding under the facility.


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

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 working capital was $425,156 as compared to $452,270 at September 30, 1998. Cash flow from operating activities for the first six months of fiscal 1999 was $812,882 as compared to $1,797,578 for the first six months of fiscal 1998. This decrease of $984,696 is directly attributable to a decline in oil and gas sales revenue during the fiscal 1999 six months. The decline in oil and gas sales revenues is discussed in detail in "Results of Operations".

         Capital expenditures on oil and gas activities in the first six months of 1999 amounted to $1,067,185 as compared to $1,337,353 in the first six months of fiscal 1998. This decreased spending on oil and gas property development was mainly a result of the low market price of crude oil. Several oil wells projected to be drilled in the 1999 six month period were postponed until oil prices recover or in some instances, may not be drilled. The Company expects to continue its ongoing business strategy of actively pursuing the development of its oil and gas properties by participating in the drilling of additional wells on these properties. Currently, crude oil market prices are recovering and management expects drilling in the last six months of fiscal 1999, to increase over levels seen in the first six months of fiscal 1999. The Company has historically funded this drilling and other capital expenditures as well as overhead costs and dividend payments from operating cash flow. However, in December 1998, the Company borrowed $300,000 under its bank line of credit to help fund these costs.

         At March 31, 1999, the Company had remaining projected costs of $1,300,465, for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or completed. The Company's cash flow for the year may be less than the amount needed to fully fund the above drilling obligations, overhead and dividend payments. Thus, the bank line of credit may be utilized, on an as needed basis, to allow the Company to continue its aggressive approach of developing its oil and gas properties. The line of credit and expected cash flow are more than sufficient to meet all expected capital obligations. Future capital expenditure amounts may vary due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, among others. A significant acquisition of producing properties could increase capital expenditures greatly and would again be financed by additional debt or possibly debt and equity.


                                      (5)

                              RESULTS OF OPERATIONS

         Revenues decreased for both the three month and six month periods ended march 31,1999, as compared to the same periods in fiscal 1998. The decreases were the result of oil and gas sales revenues decreasing 37% and 29% for the 1999 six month and three month periods, respectively, as compared to the same periods in fiscal 1998. The chart below outlines the Company's production and average sales prices for crude oil and natural gas for the three month and six month periods of fiscal 1999 and 1998:

                                     BARRELS         AVERAGE           MCF          AVERAGE
                                      SOLD            PRICE           SOLD           PRICE
                                     -------         -------         -------        -------
Three months ended 3/31/99            15,185         $ 11.49         456,219         $ 1.68
Three months ended 3/31/98            28,253         $ 14.33         433,206         $ 2.12
Six months ended 3/31/99              34,169         $ 11.90         835,885         $ 1.87
Six months ended 3/31/98              59,865         $ 16.93         875,254         $ 2.42

        As shown by the chart both oil production and the average oil sales price decreased for both the three month and six month periods of fiscal 1999, compared to the respective periods in fiscal 1998. Oil sales volumes continued to be adversely affected by the operator of the Dagger Draw Field in New Mexico (the Company's major oil producing field) electing to shut-in those wells due to low crude oil market prices. In late March these wells began being placed back on production, thus, management expects oil production volumes to increase somewhat during the third and fourth fiscal quarter of 1999. Gas sales volumes remained relatively steady in the 1999 periods, as compared to the 1998 periods. Management expects gas sales volumes to increase for the remainder of fiscal 1999, as compared to the first six months, as several new wells continue producing and additional wells come on line.

        Costs and expenses increased marginally in both 1999 periods as compared to the 1998 periods. The increases were principally due to increased depreciation, depletion, amortization, and impairment costs (DD&A) in the 1999 periods, offset somewhat by decreased lease operating expenses and production taxes in the 1999 periods. The increase DD&A expenses were the result of high DD&A rates on several of the Company's newer wells in fiscal 1999. These new wells are producing initial flush production, which increases the units-of-production DD&A. In addition, DD&A rates were increased on several of the Company's marginal producing wells during the 1999 six month period as these wells are producing at less than expected rates, and may not have reserve quantities which had been expected. Production taxes were lower in the fiscal 1999 periods as these taxes are paid as a percentage of oil and sales revenues.

        The provision for income taxes for the 1999 periods is at the statutory rate. The rate in 1998 differs from the statutory rate due to tight sands production tax credits and percentage depletion.

           Net income decreased substantially for both the 1999 periods, as compared to the 1998 periods, due to the factors discussed above. Currently, both oil and natural gas prices have increased over the prices seen in the first six months of fiscal 1999. In addition, both oil and gas sales volumes are expected to increase in the last six months of fiscal 1999, thus, financial results for the last half of fiscal 1999 should improve as compared to the first half of fiscal 1999. Should additional exploratory drilling prospects result in non-productive wells which would increase exploration costs, and/or the market price of oil or natural gas decline, expected earnings would be negatively impacted.

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


                                      (6)

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

          (a) The annual meeting of shareholders was held on February 26, 1999.

          (b) Three directors were elected for three year terms at the meeting. Also, ratification of the selection of Ernst & Young LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:


                                   Shareholders
                         --------------------------------
                         For       Against       Withheld
Directors                ---       -------       --------
---------
     HW Peace II         806                        22
     Robert A. Reece     805                        23
     Jerry L. Smith      808                        20

Auditors
--------
     Ernst & Young LLP   801          7             19



Item 5.           Other Information

          (a) On February 26, 1999, the Company's Board of Directors approved five proposals to (1) amend the Company's duration from fifty years to perpetuity; (2) amend the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 1,000,000 shares to 6,000,000 shares; (3) effect a 3-for-1 stock split of the outstanding Class A Common Stock and a corresponding reduction of the par value per share from $.10 to $.03 a; (4) adopt amendments to the Articles of Incorporation and Bylaws to change voting rights from one vote per shareholder to one vote per share; and (5) amend the Articles of Incorporation to provide that generally any merger, consolidation, liquidation or dissolution of the Company or sale of substantially all of the assets of the Company require the affirmative vote of the holders of 66 2/3% or more of the Company's outstanding Class A Common Stock. On May 7, 1999, these proposals were put forth to a vote of the shareholders, for which a majority of the shareholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A Common Stock split will be effected in the form of a stock dividend to be distributed on June 1, 1999, to shareholders of record on May 7, 1999.


                                      (7)

The Results of Voting were as Follows:

                                                                 Shareholders
                                       ---------------------------------------------------------------------
                                        For               Against            Withheld       Broker Non-Votes
                                       -----              -------            --------       ----------------
                Proposal 1.            1,364                 16                 30                 155
                Proposal 2.            1,349                 33                 28                 151
                Proposal 3.            1,348                 39                 25                 151
                Proposal 4.            1,264                119                 27                 152
                Proposal 5.            1,335                 49                 29                 151

Item 6. EXHIBITS AND REPORT ON FORM 8-K

             (a) Exhibits - Exhibit 3(i) -- Certificate of Amendment to Articles
                                            of Incorporation
                          - Exhibit 27 -- Financial Date Schedule

             (b) FORM 8-K dated February 26, 1999, disclosing board of directors approval of proposals referred to in Item 5. (a) herein.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PANHANDLE ROYALTY COMPANY


May 14, 1999                                 /s/  H W PEACE II
------------------                        --------------------------------------
Date                                      H W Peace II, President
                                          and Chief Executive Officer


May 14, 1999                                 /s/  MICHAEL C. COFFMAN
------------------                        --------------------------------------
Date                                      Michael C. Coffman,
                                          Vice President,
                                          Chief Financial Officer and
                                          Secretary and Treasurer


                                      (8)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 3(i)          Certificate of Amendment to Articles of Incorporation
 27            Financial Data Schedule