Form 10QSB
period 1999-06-30
PANHANDLE ROYALTY CO
filed 1999-08-11
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 1999
                          -----------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                to
                                    --------------    --------------

Commission File Number  0-9116
                        -------------------------------------------------------

                            PANHANDLE ROYALTY COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          OKLAHOMA                        73-1055775
-------------------------------------------------------------------------------
              (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)         Identification No.)


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

Outstanding shares of Class A Common stock (voting) at August 10, 1999:
2,047,392
---------

                                      INDEX


Part I. Financial Information

        Item 1. Consolidated Financial Statements                                   Page

                     Condensed Consolidated Balance Sheets -
                     June 30, 1999 (unaudited) and
                     September 30, 1998 ............................................   1

                     Condensed Consolidated Statements of Income -
                     Three months and Nine months ended
                     June 30, 1999 and 1998 (unaudited) ............................   2


                     Condensed Consolidated Statements of
                     Cash Flows Nine months ended June 30,
                     1999 and 1998
                     (unaudited) ....................................................  3

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited) .........................................  4

         Item 2. Management's discussion and analysis of financial
                     condition and results of operations ............................  5

Part II. Other Information

          Item 6. Exhibits and reports on Form 8-K ..................................  7

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Information at June 30, 1999 is unaudited)

                                                            June 30,       September 30,
           Assets                                             1999             1998
                                                          ------------     -------------
Current assets:
     Cash                                                 $    378,976     $    320,210
     Oil and gas sales and other receivables                 1,000,559          716,648
     Income taxes receivable                                      --            152,090
     Prepaid expenses                                           10,156           27,391
                                                          ------------     ------------
Total current assets                                         1,389,691        1,216,339

Properties and equipment, at cost, based on
     successful efforts accounting
           Producing oil and gas properties                 23,285,002       22,360,790
           Non producing oil and gas properties              5,875,953        5,693,399
           Other                                               253,443          241,567
                                                          ------------     ------------
                                                            29,414,398       28,295,756
     Less accumulated depreciation,
           depletion and amortization                       17,696,468       16,600,499
                                                          ------------     ------------
Net properties and equipment                                11,717,930       11,695,257

Other assets                                                   107,716          107,716
                                                          ------------     ------------
                                                          $ 13,215,337     $ 13,019,312
                                                          ============     ============

     Liabilities And Stockholders' Equity

Current liabilities:
     Accounts payable, accrued liabilities
           and gas imbalance liability                    $    545,879     $    620,413
     Dividends payable                                          32,876           31,656
     Income taxes payable                                       68,508             --
     Deferred income taxes                                     112,000          112,000
                                                          ------------     ------------
Total current liabilities                                      759,263          764,069

Deferred income taxes                                        1,532,000        1,451,000

Long-term debt                                                 200,000             --

Stockholders' equity
     Class A voting Common Stock, $.0333 par
           value; 6,000,000 shares authorized,
           2,047,392 issued and outstanding at
           June 30,1999 and 2,047,602 at
           September 30, 1998                                   68,246           68,254
     Capital in excess of par value                            514,234          515,823
     Retained earnings                                      10,141,594       10,220,166
                                                          ------------     ------------
Total stockholders' equity                                  10,724,074       10,804,243
                                                          ------------     ------------
                                                          $ 13,215,337     $ 13,019,312
                                                          ============     ============


                                       (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                       Three Months Ended June 30,    Nine Months Ended June 30,
                                       ---------------------------    --------------------------
                                           1999           1998           1999            1998
                                        ----------     ----------     ----------     ----------
Revenues:
        Oil and gas sales               $1,529,696     $1,148,478     $3,498,511     $4,280,797
        Lease bonuses and rentals              621         35,583          7,473         43,234
        Interest                             1,776         14,093          7,038         35,954
        Other                               10,687          1,585         13,901          2,357
                                        ----------     ----------     ----------     ----------
                                         1,542,780      1,199,739      3,526,923      4,362,342
Costs and expenses:
        Lease operating expenses
           and production taxes            292,076        223,514        701,713        756,517
        Exploration costs                   99,796         95,384        396,863        360,948
        Depreciation, depletion,
           amortization
           and impairment                  366,059        310,418      1,101,969        923,862
        General and administrative         289,215        228,452        935,502        856,228
        Interest expense                     6,010            778         14,900          2,337
                                        ----------     ----------     ----------     ----------
                                         1,053,156        858,546      3,150,947      2,899,892
                                        ----------     ----------     ----------     ----------
Income before provision
        for income taxes                   489,624        341,193        375,976      1,462,450

Provision for income taxes                  81,000         45,000         37,000        280,000
                                        ----------     ----------     ----------     ----------
Net income                              $  408,624     $  296,193     $  338,976     $1,182,450
                                        ==========     ==========     ==========     ==========
Basic earnings per share (Note 4)       $      .20     $      .15     $      .17     $      .58
                                        ==========     ==========     ==========     ==========
Diluted earnings per share (Note 4)     $      .20     $      .14     $      .16     $      .58
                                        ==========     ==========     ==========     ==========
Dividends declared per share
        of common stock                 $      .07     $      .07     $      .20     $      .23
                                        ==========     ==========     ==========     ==========


                            (See accompanying notes)


                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                         Nine months ended June 30,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       ------------      ------------
Cash flows from operating activities:
        Net income                                                     $    338,976      $  1,182,450
        Adjustments to reconcile net income to net
            cash provided by operating activities:
        Depreciation, depletion and amortization                          1,101,969           923,862
        Deferred income taxes                                                81,000              --
        Exploration costs                                                   396,863           360,948
        Cash provided (used) by changes in assets and liabilities:
        Oil and gas sales and income tax receivable                        (131,821)          172,851
        Prepaid expenses and other assets                                    17,235            (7,568)
        Income taxes payable                                                 68,508           (11,646)
        Accounts payable, accrued liabilities,
            gas imbalance liability and dividends payable                   (73,314)          194,374
                                                                       ------------      ------------
        Total adjustments                                                 1,460,440         1,632,821
                                                                       ------------      ------------
        Net cash provided by operating activities                         1,799,416         2,815,271

Cash flows from investing activities:
        Purchase of and development of
            properties and equipment                                     (1,521,505)       (2,404,180)
                                                                       ------------      ------------
        Net cash used in investing activities                            (1,521,505)       (2,404,180)

Cash flows from financing activities:
        Borrowings under line of credit                                     300,000              --
        Payment of loan principal                                          (100,000)             --
        Acquisition of Company's common shares                               (1,597)           (3,369)
        Payment of dividends                                               (417,548)         (477,251)
                                                                       ------------      ------------
            Net cash used in financing activities                          (219,145)         (480,620)
                                                                       ------------      ------------
        Increase (decrease) in cash and cash equivalents                     58,766           (69,529)
        Cash and cash equivalents at beginning of period                    320,210           872,797
                                                                       ------------      ------------
        Cash and cash equivalents at end of period                     $    378,976      $    803,268
                                                                       ============      ============
Supplemental disclosure of cash flow information:
Interest paid                                                          $     14,900      $      2,337
Income taxes paid                                                               180           291,646
                                                                       ------------      ------------
                                                                       $     15,080      $    293,983
                                                                       ============      ============


                            (See accompanying notes)


                                       (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month and nine-month periods ended June 30, 1999 and 1998 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits are scheduled to be available through the year 2002.

3. On February 26, 1999, the Company's Board of Directors approved a proposal to (1) amend the Company's duration from fifty years to perpetuity; (2) amend the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 1,000,000 shares to 6,000,000 shares; (3) effect a 3-for-1 stock split of the outstanding Class A Common Stock and a corresponding reduction of the par value per share from $.10 to $.03 1/3; (4) adopt amendments to the Articles of Incorporation and Bylaws to change voting rights from one vote per shareholder to one vote per share; and (5) amend the Articles of Incorporation to provide that generally any merger, consolidation, liquidation or dissolution of the Company or sale of substantially all of the assets of the Company require the affirmative vote of the holders of 662/3% or more of the Company's outstanding Class A Common Stock. On May 7, 1999, these proposals were put forth to a vote of the shareholders, for which a majority of the shareholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A Common Stock split was effected in the form of a stock dividend, distributed on June 1, 1999, to shareholders of record on May 7, 1999.

        All agreements concerning Common Stock of the Company, including the Company's Employee Stock Ownership Plan and the Company's commitment under the Deferred Compensation Plan for Non-Employee Directors, provide for the issuance or commitment, respectively of additional shares of the Company's stock due to the declaration of the stock split. All references to number of shares, per share, and authorized share information in the accompanying condensed consolidated financial statements have been adjusted to reflect the stock split and increase in authorized shares approved on May 7, 1999, at the Special Meeting of the Shareholders of the Company.

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

                                       Three months ended June 30,    Nine months ended June 30,
                                       ---------------------------    --------------------------
                                           1999           1998           1999           1998
                                        ----------     ----------     ----------     ----------
Numerator for primary
and diluted earnings
per share:
   Net income                           $  408,624        296,193     $  338,976     $1,182,450
                                        ----------     ----------     ----------     ----------
Denominator:
   For basic earnings per share
   Weighted average shares               2,047,394      2,039,145      2,047,516      2,039,316

Effect of potential diluted shares:
   Directors deferred
   compensation shares                      16,538         11,586         15,038         11,586
                                        ----------     ----------     ----------     ----------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and potential
    shares                               2,063,932      2,050,731      2,062,554      2,050,902
                                        ==========     ==========     ==========     ==========
Basic earnings per share                $      .20     $      .15     $      .17     $      .58
                                        ==========     ==========     ==========     ==========
Diluted earnings per share              $      .20     $      .14     $      .16     $      .58
                                        ==========     ==========     ==========     ==========


                                      (4)

5. The Company has a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility matures on January 3, 2001. At June 30, 1999, the Company had $200,000 outstanding under the facility.


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


        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999 working capital was $630,428 as compared to $452,270 at September 30, 1998. Cash flow from operating activities for the first nine months of fiscal 1999 was $1,799,416 as compared to $2,815,271 for the first nine months of fiscal 1998. This decrease of $1,015,855 is directly attributable to a decline in oil and gas sales revenue during the 1999 nine months. The decline in oil and gas sales revenues is discussed in detail in "Results of Operations".

        Capital expenditures for oil and gas activities in the first nine months of 1999 amounted to $1,521,505 as compared to $2,404,180 in the first nine months of fiscal 1998. This decreased spending on oil and gas property development was mainly a result of the low market price of crude oil. Several oil wells projected to be drilled in the 1999 nine month period were postponed due to low oil prices in the first half of the year. The Company expects to continue its ongoing business strategy of actively pursuing the development of its oil and gas properties by participating in the drilling of additional wells on its properties. Currently, crude oil market prices have now recovered and management expects drilling in the last three months of fiscal 1999 to increase. The Company has historically funded drilling and other capital expenditures as well as overhead costs and dividend payments from operating cash flow. However, in December 1998, the Company borrowed $300,000 under its bank line of credit to help fund these costs. As of August 10, the Company had repaid the $300,000, which was outstanding under the line of credit.

        At June 30, 1999, the Company had remaining projected costs of $1,487,000, for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or completed. The Company's cash flow for the year may be less than the amount needed to fully fund the above drilling obligations, overhead and dividend payments. Thus, the bank line of credit may be utilized, on an as needed basis, to allow the Company to continue its aggressive approach of developing its oil and gas properties. The line of credit and expected cash flow are more than sufficient to meet all expected capital obligations. Future capital expenditure amounts may vary due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, among others. A significant acquisition of producing properties could increase capital expenditures greatly and would again be financed by additional debt or possibly debt and equity.


                                      (5)

    RESULTS OF OPERATIONS

        Revenues increased for the three month period ended June 30, 1999, as compared to the same period in fiscal 1998. However, for the nine month period ended June 30, 1999, revenues decreased as compared to the same period in fiscal 1998. The increase and/or decrease in total revenues is a function of increased oil and gas sales revenues for the 1999 three month period and decreased oil and gas sales revenues for the 1999 nine month period as compared to the respective 1998 periods. The chart below outlines the Company's production and average sales prices for crude oil and natural gas for the three month and nine month periods of fiscal 1999 and 1998.

                                       BARRELS       AVERAGE         MCF           AVERAGE
                                        SOLD          PRICE          SOLD           PRICE
                                       -------       -------       ---------       -------
Three months ended 6/30/99             23,225        $ 16.75         537,186       $ 2.11
Three months ended 6/30/98             24,652        $ 13.30         378,739       $ 2.17
Nine months ended 6/30/99              57,393        $ 13.86       1,373,071       $ 1.97
Nine months ended 6/30/98              84,517        $ 15.87       1,253,993       $ 2.34

         As shown by the chart, oil production for the three month period remained relatively flat, while the average oil sales price increased 26% to $16.75 in the 1999 quarter. Gas production volumes increased 42% in the 1999 quarter to 537,186 MCF. The average sales price of natural gas declined approximately 3% during the 1999 quarter as compared to the 1998 quarter. The increase in the average oil sales price and the increase in gas sales volumes accounted for the 33% increase in oil and gas sales revenues for the 1999 quarter. Conversely, when the 1999 nine month periods are compared, oil sales volumes and the average oil sales price are both down for 1999, as compared to the 1998 period. Gas sales volumes increased 9% in the 1999 nine month period, but the average natural gas sales price decreased 16%, in the 1999 period. These decreases caused oil and gas sales revenues to be down 18% in the 1999 nine-month period. During the third quarter of fiscal 1999, both oil and natural gas sales prices have substantially increased over the prices seen earlier in fiscal 1999. The oil price increase has caused several of the Dagger Draw Field wells, which were shut-in, because of low market prices, to be placed back on production. If current prices hold, oil sales volumes should increase for the remainder of fiscal 1999, and into early fiscal 2000, as the Dagger Draw wells reach full production. The gas production volume increase is principally due to two wells in the Potato Hills Field being on production most of the fiscal year. In addition, several new gas wells in western Oklahoma have come on line. Management expects gas sales volumes to be moderately increased for the fourth quarter of fiscal 1999, and into fiscal 2000.

        Costs and expenses increased in both 1999 periods as compared to the 1998 periods. The increases were principally due to greater depreciation, depletion, amortization, and impairment costs (DD&A), along with higher general and administrative expenses. Lease operating expenses and production taxes
(LOE), also increased in the 1999 three month period due to proportionate increases in production taxes on the increased oil and gas sales revenues; and plugging expenses in excess of $20,000 on a depleted well in the 1999 quarter. Conversely, for the nine month period LOE was down due to the proportionate decrease in production taxes on the decreased amount of oil and gas sales revenues. The increase in DD&A expense was the result of high initial production DD&A rates on several of the Company's newer wells in the fiscal 1999 periods. These new wells initial flush production increases the unit-of-production DD&A for those wells. In addition, DD&A rates were increased on several of the Company's marginal producing wells during the 1999 periods as these wells are producing at less than expected rates, and may not have the reserve quantities which had been expected. General and administrative expenses increased in both periods due to the Company having an additional employee in the 1999 periods and costs incurred for the May 1999, special meeting of the shareholders voting on various changes to the Company's Articles of Incorporation and stock split.

        The Company's provision for income taxes differs from the statutory rate due to benefits from tight gas sands production tax credits and percentage depletion.

        The Company's earnings benefited from the increase in oil and gas sales revenues in the quarter ended June 30, 1999. The factors causing the increases were discussed above. The nine month period of 1999 earnings were depressed by the lower oil and gas sales prices and lower oil sales volumes experienced in the first six months of fiscal 1999. It now appears that sales prices of both oil and natural gas will stay near the current levels for the remainder of fiscal 1999, thus, fourth quarter financial results are anticipated to be comparable to the third quarter. However, should additional exploratory drilling prospects result in non productive wells thus increasing exploration costs, or the market price of oil and or natural gas decline, expected earnings would be negatively impacted.


                                      (6)

   YEAR 2000 ISSUES

        Much of the computer software in use today may not be able to accurately process data beyond the year 1999. The majority of computer systems process data using two digits for the year of transaction, rather than the full four digits. This may cause many systems to be unable to accurately process year 2000 transactions.

        The Company has completed its assessment of both its computer ("IT systems") and operational equipment ("non-IT systems") as of June 30, 1998. The Company has replaced its computer system hardware with new hardware which has operating systems that are represented as being 2000 compliant. The Company's software supplier is in the process of revising software licensed by the Company with software represented to be year 2000 compliant. The system software reprogramming is expected to be complete in mid 1999 with installation and testing by September 1999. The Company has no non-IT systems which are expected to be impacted in any material manner by year 2000.

        The cost of replacement of the Company's IT systems noted above was less than $25,000. Cost of the year 2000 compliant system software will be included in the Company's standard annual license fee. Other costs to access the year 2000 matter or become compliant therewith are not expected to be significant.

        Management currently feels the most likely worst case scenario of a Year 2000 effect on the Company would be the operators of the oil & gas properties in which the Company has an interest, purchasers who buy oil and gas from the Company's properties or financial institutions ("External Agents") used by the Company not properly addressing the year 2000 matter, thus causing a delay in the Company receiving payment for the sale of its oil and gas. Should this occur, the Company would be required to borrow additional amounts on its available line of credit to fund normal operating and capital costs, incurring additional interest expense over that otherwise anticipated. However, the Company does not expect the year 2000 will have a material impact on its financial position or results of operations. The Company has no systems which directly interface with External Agents.


                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORT ON FORM 8-K

        (a) EXHIBITS - Exhibit 27 -- Financial Date Schedule

        (b) FORM 8-K - There were no reports on FORM 8-K filed for the three months ended June 30, 1999.


                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PANHANDLE ROYALTY COMPANY


        August 11, 1999                      /s/ H W Peace II
        ---------------                      ----------------------------------
        Date                                 H W Peace II, President
                                             and Chief Executive Officer


        August 11, 1999                      /s/ Michael C. Coffman
        ---------------                      ----------------------------------
        Date                                 Michael C. Coffman,
                                             Vice President,
                                             Chief Financial Officer and
                                             Secretary and Treasurer


                                      (7)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                DESCRIPTION
-------              -----------
Exhibit 27           Financial Data Schedule