Form 10KSB40
period 1999-09-30
PANHANDLE ROYALTY CO
filed 1999-12-21
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1999

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

               (Title of Class)
        CLASS A COMMON STOCK (VOTING)          .0333 par value
               (Title of Class)
        CLASS B COMMON STOCK (NON-VOTING)      $1.00 par value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for fiscal year-end September 30, 1999, were $5,117,475.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at November 30,1999, was $14,555,940. As of November 30,1999, 2,056,986 class A common shares were outstanding.

Documents Incorporated By Reference ..... NONE

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
Item 1. Description of Business .......................................      1-4

Item 2. Description of Properties .....................................     4-10

Item 3. Legal Proceedings .............................................       10

Item 4. Submission of Matters to a Vote of
           Security Holders ...........................................       10

PART II

Item 5. Market for Common Equity and
           Related Stockholder Matters ................................    10-11

Item 6. Management's Discussion and Analysis
           or Plan of Operations ......................................    11-14

Item 7. Financial Statements ..........................................    14-32

Item 8. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure .......................................       33

PART III

Item 9. Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act ..........................    33-35

Item 10. Executive Compensation .......................................    35-36

Item 11. Security Ownership of Certain Beneficial
           Owners and Management ......................................    36-37

Item 12. Certain Relationships and Related
           Transactions ...............................................       37

Item 13. Exhibits and Reports on Form 8-K .............................    37-38

Exhibit 21 ............................................................       38

Signature Page ........................................................       39


                                       (I)

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

                FORWARD-LOOKING STATEMENTS

                Forward-looking statements for 2000 and later periods are made throughout this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to oil and natural gas price risk, environmental risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

                BUSINESS DEVELOPMENT

                Panhandle Royalty Company ("Panhandle" or the "Company") is an Oklahoma Corporation, organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. Panhandle's authorized and registered stock consisted of 100,000 shares of $1.00 par value class A common stock. In 1982, the Company split the stock on a 10-for-1 basis and reduced the par value to $.10, resulting in 1,000,000 shares of authorized class A common stock. In May 1999, the Company's shareholders voted to increase the authorized Class A Common shares of the Company to 6,000,000 and to split the shares on a three-for-one basis. In addition, voting rights for the shares were changed from one vote per shareholder to one vote per share. Since its formation, the Company has been involved in the acquisition and management of mineral interests and the exploration for, and development of, oil and gas properties, principally involving wells located on the Company's mineral interests. Panhandle's mineral properties and other oil and gas interests are located primarily in Oklahoma, New Mexico and Texas. Properties are also located in twelve other states. The majority of the Company's oil and gas production is from wells located in the Anadarko Basin of western Oklahoma and the Dagger Draw Field in Eddy County, New Mexico. In 1988, the Company merged with New Mexico Osage Royalty Company, thus acquiring most of its New Mexico mineral interests. The Company's offices are located at Grand Centre Suite 210, 5400 N. Grand Blvd., Oklahoma City, OK 73112
(405)948-1560, FAX (405)948-2038.

                BUSINESS OF ISSUER

                The majority of Panhandle's revenues are derived from the production and sale of oil and natural gas. See "Item 7 - Financial Statements". The Company's oil and gas holdings, including its mineral interests and its interests in producing wells, both working interests and royalty interests, are centered in Oklahoma with activity, in recent years, in New Mexico and Texas. See "Item 2 - Description of Properties". Exploration and development of the Company's oil and gas properties is conducted in association with operating oil and gas companies, including major and independent companies. The


                                      (1)

Company does not operate any of its oil and gas properties. The Company has been an active participant for several years in wells drilled on the Company's mineral properties and in third party drilling prospects. A large percentage of the Company's recent drilling participations have been on properties in which the Company has mineral interests and in many cases already owns an interest in a producing well in the unit. This "increased density" drilling has accounted for a majority of the successful oil and gas wells completed during these years and has added significant reserves for the Company. The Company continues to acquire additional mineral interest properties, both producing and non-producing. Several of the mineral properties purchased have been in areas where the Company had no mineral holdings, thus expanding the Company's area of interest.

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


                COMPETITIVE BUSINESS CONDITIONS

                The oil and gas industry is highly competitive, particularly in the search for new oil and gas reserves, and to some extent, in the marketing of the production from wells. There are many factors affecting Panhandle's competitive position and the market for its products which are beyond its control. Some of these factors are quantity and price of foreign oil imports, changes in prices received for its oil and gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of the exploration, production and sales of oil and natural gas. Changes in existing economic conditions, weather patterns and actions taken by OPEC and other oil- producing countries have dramatic influence on the price Panhandle receives for its oil and gas production. The Company relies heavily on companies with greater resources, staff, equipment, research, and experience for operation of wells and the development and drilling of subsurface prospects. The Company uses its strong financial base and its mineral property ownership, coupled with it's own geologic and economic evaluation to participate in drilling operations with these larger companies. This method allows the Company to effectively compete in drilling operations it could not undertake on its own due to financial and personnel limits and allows it to maintain low overhead costs.


                                      (2)

                SOURCES AND AVAILABILITY OF RAW MATERIALS

                The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's mineral properties and these mineral properties may be considered a raw material to its business. The production and sale of oil and natural gas from the Company's oil and gas properties is essential to provide the cash flow necessary to sustain the ongoing viability of the Company. The Company continues to reinvest a portion of its cash flow in the purchase of additional mineral properties to assure the continued availability of acreage with which to participate in exploration, drilling, and development operations and subsequently the production and sale of oil and gas. This participation in exploration and production and the purchasing of additional mineral interests will continue to supply the Company with the raw materials with which to generate additional cash flow. Mineral purchases are made from varied owners, and the Company does not rely on any particular companies or individuals for these acquisitions.

                MAJOR CUSTOMERS

                The Company's oil and gas production is sold by the well operators, in most cases, to many different purchasers on a well-by-well basis. No one purchaser accounts for a major percentage of the Company's revenues. Generally, if one purchaser declines to continue purchasing the Company's oil and/or natural gas, several other purchasers can be located. Pricing is usually reasonably consistent from purchaser to purchaser.

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

                The State of Oklahoma and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. These statutes and regulations currently limit the rate at which oil and gas can be produced from certain of the Company's properties. As previously discussed, the well operators are relied upon by Panhandle to comply with governmental regulations.


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

                ENVIRONMENTAL MATTERS

                As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Compliance with these laws may necessitate significant capital outlays, however, to date the Company's cost of compliance has been insignificant. The Company does not feel the existence of these environmental laws will materially hinder or adversely affect the Company's business operations; however, there can be no assurances of future events. Since the Company does not operate any wells where it owns an interest, actual compliance with environmental laws is controlled by others, with Panhandle being responsible for its proportionate share of the costs involved. Panhandle carries liability insurance and to the extent available at reasonable cost, pollution control coverage. However, all risks are not insured due to insurance availability and/or cost thereof.

                EMPLOYEES

                At September 30, 1999, Panhandle employed ten persons on a full-time basis and has no part-time employees. Three of the employees are executive officers and one is also a director of the Company.


ITEM 2.         DESCRIPTION OF PROPERTIES

                As of September 30, 1999, Panhandle's principal properties consisted of perpetual ownership of 183,177 net mineral acres, held in tracts in Alabama, Arkansas, Colorado, Idaho, Kansas, Illinois, Indiana, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Tennessee and Texas. The Company also held leases on 6,340 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 1999, Panhandle held royalty and/or working interests in 1,528 producing oil or gas wells, 54 successfully completed but not yet producing wells, and 18 wells in the process of being drilled or completed.


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

                ACREAGE

                The following table of mineral interests owned reflects, as of September 30, 1999, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

                                MINERAL INTERESTS

                            Net     Gross       Net      Gross       Net       Gross
                           Acres    Acres      Acres     Acres      Acres      Acres
        Net      Gross     Prod'g   Prod'g     Leased    Leased     Open       Open
St.    Acres     Acres      (1)      (1)        (2)       (2)        (3)        (3)
---   -------  ---------   ------   -------    ------    ------    -------    -------
AL          5        479                                                 5        479
AR      7,546     38,579       64       220       119       400      7,363     37,959
CO      8,176     38,600                                             8,176     38,600
ID         30        880                                                30        880
IL      1,018      4,393                                             1,018      4,393
IN         27        262                                                27        262
KS        620      5,360       60       480                            560      4,880
MT        422      7,960                                               422      7,960
NE        439      5,960                                               439      5,960
ND        292      5,036                           37       320        255      4,716
NM     53,324    153,073    1,150     4,949     2,042     5,542     50,132    142,582
OK     86,960    663,104   16,517    87,545     1,846    21,551     68,597    554,008
TN      1,543      3,087                                             1,543      3,087
TX     22,775    213,021    1,096    34,391       256     3,081     21,423    175,549
      -------  ---------   ------   -------    ------    ------    -------    -------
TOT:  183,177  1,139,794   18,887   127,585     4,300    30,894    159,990    981,315

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

                                     LEASES

                                Net Acres Leases
                                    Expiring                   Net Acres
                 Net    ----------------------------------      Held By
     State      Acres    2000     2001     2002      2003     Production
     -----      -----   ------    ----     -----     -----    ----------
     LA           271                                              271
     OK         6,007    2,387     718       602        71       2,229
     TX            62       20                                      42
                -----   ------    ----     -----     -----       -----
     TOT:       6,340    2,407     718       602        71       2,542


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

    Proved Developed Reserves       Barrels of Oil      MCF of Gas
    -------------------------       --------------      ----------
    September 30, 1996                 641,213           8,200,957
    September 30, 1997                 625,370           9,707,242
    September 30, 1998                 497,263          10,103,355
    September 30, 1999                 433,263          11,519,071

    Proved Undeveloped Reserves
    September 30, 1996                 297,582           1,638,104
    September 30, 1997                 278,438           1,559,860
    September 30, 1998                 279,824           1,557,965
    September 30, 1999                 287,940           1,596,149

    Total Proved Reserves
    September 30, 1996                 938,795           9,839,061
    September 30, 1997                 903,808          11,267,102
    September 30, 1998                 777,087          11,661,320
    September 30, 1999                 721,203          13,115,220

         Because the determination of reserves is a function of testing, evaluating, developing oil and gas reservoirs and establishing a production decline history, along with product price fluctuations, it would be expected that estimates will change as future information concerning those reservoirs is developed and as market conditions change. Estimated reserve quantities and future net revenues are affected by changes in product prices, and


                                      (6)
these prices have varied substantially in recent years. Proved developed reserves are those expected to be recovered through existing well bores under existing economic and operating conditions. Proved undeveloped reserves are reserves that may be recovered from undrilled acreage, but are usually limited to those sites directly offsetting established production units and have sufficient geological data to indicate a reasonable expectation of commercial success.

         ESTIMATED FUTURE NET CASH FLOWS

         Set forth below are estimated future net cash flows with respect to Panhandle's proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net cash flows, computed by applying a ten (10) percent discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net cash flows have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of production taxes levied by respective states. Prices used for determining future cash flows from oil and natural gas for the periods ended September 30, 1999, 1998 and 1997 were as follows: 1999 - $23.29, $2.70; 1998 - $14.45, $1.63; 1997 - $19.12, $2.48. These future net cash flows should not be construed as the fair market value of the Company's reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases.

Estimated Future Net Cash Flows

                                           9-30-99       9-30-98       9-30-97
                                         -----------   -----------   -----------
Proved Developed                         $33,049,035   $18,256,510   $29,186,367
Proved Undeveloped                       $ 8,942,345   $ 4,868,946   $ 7,188,163
Total Proved (1)                         $41,991,380   $23,125,456   $36,374,530

10% Discounted Present Value of Estimated Future Net Cash Flows

                                           9-30-99       9-30-98       9-30-97
                                         -----------   -----------   -----------
Proved Developed                         $22,066,753   $12,469,019   $19,890,600
Proved Undeveloped                       $ 5,566,777   $ 2,929,190   $ 4,430,870
Total Proved (1)                         $27,633,530   $15,398,209   $24,321,470

     (1) The decrease in value from September 30, 1997 to September 30, 1998 was attributable to the lower oil and gas prices used in the 1998 reserve report versus the prices used in the 1997 reserve report. A major portion of the increase from September 30, 1998, to September 30, 1999, is attributable to the increased oil and gas prices used in the 1999 reserve report versus the prices used in the 1998 reserve report.


                                      (7)

         OIL AND GAS PRODUCTION

         The following table sets forth the Company's net production of oil and gas for the fiscal periods indicated.

                                               Year         Year         Year
                                               Ended        Ended        Ended
                                              9-30-99      9-30-98      9-30-97
                                             ---------    ---------    ---------
Bbls - Oil                                      75,891      103,989      147,734
MCF - Gas                                    1,888,890    1,710,264    1,600,247

Average Sales Prices and Production Costs

         The following table sets forth unit price and cost data for the fiscal periods indicated.

                                               Year         Year         Year
                                               Ended        Ended        Ended
Average Sales Price                           9-30-99      9-30-98      9-30-97
-------------------                          ---------    ---------    ---------
Per Bbl. Oil                                   $15.53       $15.16       $21.21
Per MCF Gas                                    $ 2.06       $ 2.20       $ 2.39

Average Production (Lifting Cost)

Per Equivalent
Bbl. Oil(1)(2)                                 $ 2.47       $ 2.47       $ 2.54

(1) Gas production is converted to barrel equivalents at the rate of 6 MCF per barrel, representing the estimated relative energy content of natural gas and oil.
(2)  Includes well operating costs and production taxes.

         Average production costs are influenced by the fact that the Company bears no cost of production on many of its well interests, as a large part of the Company's producing well interests are royalty interests, which bear no share of the operating costs.

         GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

         The following table sets forth Panhandle's gross and net productive oil and gas wells as of September 30, 1999. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                435              14.834550
            Gas              1,093              20.210819
                             -----              ---------
            TOTAL            1,528              35.045369

         Information on multiple completions is not available from Panhandle's records, but the number of such is insignificant.


                                      (8)

         As of September 30, 1999, Panhandle owned 127,585 gross developed mineral acres and 18,887 net developed mineral acres. Panhandle has also leased from others 48,782 gross developed acres which contain 2,542 net developed acres.

         UNDEVELOPED ACREAGE

         As of September 30, 1999, Panhandle owned 1,012,209 gross and 164,290 net undeveloped mineral acres, and leases on 19,911 gross and 3,798 net acres.

         DRILLING ACTIVITY

         The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

                              Net Productive        Net Dry
Development Wells                 Wells              Wells
-----------------             --------------        -------
     Fiscal year ending
       September 30, 1997        2.630851           .659734

     Fiscal year ending
       September 30, 1998        1.548498           .608732

     Fiscal year ending
       September 30, 1999        1.813871           .582417

Exploratory Wells

     Fiscal year ending
       September 30, 1997         .627670           .477731

     Fiscal year ending
       September 30, 1998         .953696           .566764

     Fiscal year ending
       September 30, 1999         .497868           .270698

Purchased Wells

     Fiscal year ending
       September 30, 1997         .798765                 0

     Fiscal year ending
       September 30, 1998         .174667                 0

     Fiscal year ending
       September 30, 1999         .178395                 0


                                      (9)

         PRESENT ACTIVITIES

         The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 1999, in which Panhandle owns a royalty or working interest.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                  5               .3531864
            Gas                 13               .569591

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Panhandle's security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the NASDAQ Small-Cap Market (symbol PANRA). The following table sets forth the high and low trade prices of the Company's common stock during the periods indicated: (all share or per share amounts, are adjusted for the effect of the 3-for-1 stock split effective May 7,
1999).

              Quarter Ended            HIGH             LOW
              -------------            ----             ---
              December 31, 1997       14-3/16          9-5/16
              March 31, 1998          11-3/16          8-11/16
              June 30, 1998           11-3/8           9-5/16
              September 30, 1998      9-11/16          8-9/16
              December 31, 1998       8-3/4            5-5/16
              March 31, 1999          8-5/8            6-5/8
              June 30, 1999           10-11/16         7-5/16
              September 30, 1999      9-1/2            7-5/8

         As of November 30, 1999, the approximate number of holders of shares of Panhandle stock were:

              Title of Class                         Number of Holders
              --------------                         -----------------
              Class A Common (Voting)..............        2,520


                                      (10)

         During the past two years, cash dividends have been paid as follows on the class A common stock:

                     DATE                  RATE PER SHARE
                     ----                  --------------
                December 1997                   $ .07
                March 1998                      $ .10
                June 1998                       $ .07
                September 1998                  $ .07
                December 1998                   $ .06
                March 1999                      $ .07
                June 1999                       $ .07
                September 1999                  $ .07

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

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had positive working capital of $612,219, an increase of $159,949, compared to year end September 30, 1998. However, cash flow from operating activities in fiscal 1999, decreased $621,738, to $2,836,783, from the fiscal 1998 amount. This decrease was principally a result of a decline in oil and gas sales revenues during fiscal 1999. The decrease in revenues is discussed in detail in "Results of Operations."

         Capital expenditures on oil and gas activities in fiscal 1999 amounted to $2,360,168, a decrease of $1,007,684, as compared to the 1998 amount. This reduction was principally a result of the low market price of crude oil in the first two quarters of fiscal 1999. Several wells projected to be drilled during this period were postponed due to the low oil price. Crude oil and natural gas market prices began increasing and continued to increase during the third and fourth fiscal quarters of 1999. As the prices increased late in the fiscal year the pace of drilling picked up with expenditures for drilling in September and October being at extremely high levels.

         The Company has historically funded drilling and other capital expenditures as well as overhead costs and dividend payments from operating cash flow. However, in December 1998, the Company borrowed $300,000 under it's bank line of credit to help fund these costs. As of August 10, 1999, the Company had repaid the $300,000.

         The Company expects to continue its business strategy of aggressive drilling participation through fiscal 2000, and well into the future. At September 30, 1999, the Company had projected costs of $1,501,949, for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or


                                      (11)
completed. Management currently expects to spend a total of approximately $3,000,000, for exploration and development well costs in fiscal 2000. In addition , the Company is aggressively seeking acquisitions of producing, and to a lessor extent non-producing, mineral properties, or working interests in wells. These capital costs along with overhead expenses and dividend payments are expected to be funded by cash flow and from borrowings, if needed, under the Company's bank line-of-credit. In addition, the Company has available approximately 4,000,000 shares of authorized but unissued common stock, which could be used in an asset purchase. The line-of-credit and expected cash flows are more than sufficient to meet all expected capital obligations. Capital expenditures amounts can vary due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities among others. A significant acquisition of producing properties would increase capital expenditures and would need to be financed by additional debt or possibly debt and equity.

RESULTS OF OPERATIONS

         Revenues decreased $322,707 or 6% in fiscal 1999 as compared to fiscal 1998. The reduction in revenues was mainly attributable to a $260,592 reduction in oil and gas sales revenue. The oil and gas sales revenue decline was a result of a decreased average sales price for natural gas, decreased sales volumes of oil, and were partially offset by an increase in sales volumes of natural gas. The chart below summarizes the Company's sales volumes and average sales prices for oil and natural gas in fiscal 1999 and 1998.

                                OIL AND GAS SALES

                                     OIL                         GAS
                            -----------------------     -----------------------
                             Total         Average        Total        Average
                             BBLS         Price/BBL        MCF        Price/MCF
                            -------       ---------     ---------     ---------
Year Ended 9/30/99           75,891        $ 15.53      1,888,890      $ 2.06
Year Ended 9/30/98          103,989        $ 15.16      1,710,264      $ 2.20

         The 27% decrease in sales volumes of oil was a result of one operator in the Company's principal oil producing filed, Dagger Draw, New Mexico, shutting in production for approximately 60% of the year, as a result of low market prices for crude oil. As oil prices increased in the last months of the year these wells began the process of going back on line, but several of the wells experienced mechanical difficulties, delaying their start up. When these wells did start producing, late in the fiscal year, production volumes were significantly reduced as compared to pre-shut-in volumes. This condition is expected to continue for some time in fiscal 2000, and will adversely affect oil production volumes again in fiscal 2000. The gas sales volume increase in fiscal 1999 was principally due to new gas produced in the Potato Hills field in southeast Oklahoma. The Company has an interest in several new wells in this prolific gas production area with expectations of additional wells to be drilled in fiscal 2000. In addition, several new gas wells in western Oklahoma began production in fiscal 1999. The new gas production from these areas is expected to increase year 2000 gas production volumes over 1999 levels.


                                      (12)

         These increased gas production volumes and the current high prices being received for gas and oil should increase 2000 oil and gas revenues over 1999 levels. However, should product prices drop dramatically in fiscal 2000, oil and gas sales revenues would still be adversely affected.


Costs and Expenses increased $435,029 or 11% as compared to fiscal 1998. The increase was principally due to a $300,040 increase in depreciation, depletion, amortization and impairment costs (DD&A) along with minor increases in exploration costs and general and administrative costs.

         The increase in depletion, amortization and impairment costs (DD&A) was the result of the Company recognizing a SFAS No.121 impairment provision (see
Note 1, Summary of Significant Accounting Policies, to the Financial Statements contained herein at Item 7.) of $357,891 in fiscal 1999, an increase of $208,040 over the amount recognized in fiscal 1998. In addition, several newer wells had large DD&A rates in 1999, as either reserves were lower than the previous year, or initial production volumes were large compared to total expected reserves volumes.

         Exploration costs increased $54,187 or 11% as compared to fiscal 1998. These costs are primarily dry hole costs and seismic costs and vary from year to year, principally as a result of dry hole costs. The Company utilizes the successful effort's method of accounting for oil and gas operations, thus, dry holes are a result of drilling unsuccessful exploratory wells. There is no way to accurately estimate exploration costs, and as the Company will continue exploratory well participations, future exploration costs can be expected.

         General and administrative costs increased $65,109 in fiscal 1999, primarily as a result of the addition of one new employee in fiscal 1999, and the costs associated with a special shareholders meeting held in May 7, 1999, to vote on changes to the Company's Articles of Incorporation.

         The benefit for income taxes in fiscal 1999 is a result of a lower income before taxes than in 1998 and the Company continuing to be able to utilize tax credits from production of "tight gas sands" natural gas and from excess percentage depletion on it's oil and gas properties.

         As discussed above, the decline in net income is principally attributable to decreased oil and gas sales revenues, and increased DD&A expense. Management currently expects fiscal 2000 financial results to improve as a result of oil and natural gas sales prices improving over fiscal 1999 and gas sales volumes continuing to increase. However, management has no control over market prices of oil and natural gas and substantial price reductions could drastically affect year 2000 results. Also, continued investments in exploratory drilling carries certain risk, principally dry hole costs discussed above, which could adversely affect 2000 earnings.


                                      (13)

YEAR 2000 ISSUES

         Much of the computer software in use today may not be able to accurately process data beyond the year 1999. The majority of computer systems process data using two digits for the year of transaction, rather than the full four digits. This may cause many systems to be unable to accurately process year 2000 transactions.

         The Company has completed its replacement of both its computer ("IT systems") and operational equipment ("non-IT systems") as of September 30, 1999. The Company has replaced its computer system hardware with new hardware which has operating systems which are represented as being year 2000 compliant and the Company's software has been replaced with software represented to be year 2000 compliant. The system software currently being used is the year 2000 compliant software. It has been used to process all business for fiscal 2000 to date and no material problems have developed. Tests have been successfully run on post dated year 2000 data. The Company has no non-IT systems which are expected to be impacted in any material manner by year 2000.

         The cost of replacement of the Company's IT systems noted above was less than $30,000. Any additional costs to assess the year 2000 matter or become compliant therewith are not expected to be significant.

         Management currently feels the most likely worst case scenario of a year 2000 effect on the Company would be that the operators of the oil and gas properties in which the Company has an interest, purchasers who buy oil and gas from the Company's properties or financial institutions ("External Agents") used by the Company have not properly addressed the year 2000 matter, there could be some delay in the Company receiving payment for the sale of oil and gas. Should this occur, the Company may be required to borrow additional amounts on its available line of credit, thus incurring additional interest expense over that otherwise anticipated. However, the Company does not expect the year 2000 will have a material impact on its financial position or results of operations. The Company has no systems which directly interface with External Agents.

ITEM 7.         FINANCIAL STATEMENTS

                Report of Independent Auditors ..........................    15

                Consolidated Balance Sheets
                   As of September 30, 1999 and 1998 ....................    16

                Consolidated Statements of Income For The
                   Years Ended September 30, 1999 and 1998 ..............    17

                Consolidated Statements of Stockholders' Equity For
                   The Years Ended September 30, 1999 and 1998 ..........    18

                Consolidated Statements of Cash Flows For
                   The Years Ended September 30, 1999 and 1998 ..........    19

                Notes To Consolidated Financial Statements .............. 20-32


                                      (14)

                         Report of Independent Auditors

Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                 ERNST & YOUNG LLP

Oklahoma City, Oklahoma
November 24, 1999


                                      (15)

                            Panhandle Royalty Company

                           Consolidated Balance Sheets

                                                                                        SEPTEMBER 30,
                                                                                    1999          1998
                                                                                 -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $   213,207   $   320,210
   Oil and gas sales receivable                                                    1,134,153       716,648
   Income taxes receivable                                                                --       152,090
   Prepaid expenses                                                                    4,132        27,391
                                                                                 -----------   -----------
Total current assets                                                               1,351,492     1,216,339

Property and equipment, at cost, based on successful efforts accounting:
     Producing oil and gas properties                                             24,074,383    22,360,790
     Nonproducing oil and gas properties                                           5,804,543     5,693,399
     Furniture and fixtures                                                          263,695       241,567
                                                                                 -----------   -----------
                                                                                  30,142,621    28,295,756
     Less accumulated depreciation, depletion and amortization                    18,337,952    16,600,499
                                                                                 -----------   -----------
Net properties and equipment                                                      11,804,669    11,695,257

Other assets                                                                         107,716       107,716
                                                                                 -----------   -----------
                                                                                 $13,263,877   $13,019,312
                                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities (Note 8)                             $   522,269   $   576,033
   Gas imbalance liability                                                            44,380        44,380
   Dividends payable                                                                  33,296        31,656
   Income taxes payable                                                               46,328            --
   Deferred income taxes                                                              93,000       112,000
                                                                                 -----------   -----------
Total current liabilities                                                            739,273       764,069

Deferred income taxes                                                              1,476,000     1,451,000

Stockholders' equity:
   Class A voting common stock, $.0333 par value; 6,000,000 shares authorized,
     2,056,990 issued and outstanding (2,047,602 in 1998)
                                                                                      68,566        68,254
   Capital in excess of par value                                                    587,058       515,823
   Retained earnings                                                              10,392,980    10,220,166
                                                                                 -----------   -----------
Total stockholders' equity                                                        11,048,604    10,804,243
                                                                                 -----------   -----------
                                                                                 $13,263,877   $13,019,312
                                                                                 ===========   ===========


See accompanying notes.


                                      (16)

                            Panhandle Royalty Company

                        Consolidated Statements of Income


                                                           YEAR ENDED SEPTEMBER 30,
                                                              1999           1998
                                                          -----------    -----------
Revenues:
   Oil and gas sales                                      $ 5,077,240    $ 5,337,832
   Lease bonuses and rentals                                   10,773         44,269
   Interest                                                    10,253         45,929
   Other                                                       19,209         12,152
                                                          -----------    -----------
                                                            5,117,475      5,440,182

Costs and expenses:
   Lease operating expenses and production taxes              963,804        961,929
   Exploration costs                                          535,431        481,244
   Depreciation, depletion, amortization and impairment     1,737,453      1,437,413
   General and administrative                               1,164,745      1,099,636
   Interest expense                                            16,943          3,125
                                                          -----------    -----------
                                                            4,418,376      3,983,347
                                                          -----------    -----------
Income before provision (benefit) for income taxes            699,099      1,456,835

Provision (benefit) for income taxes                          (35,000)       142,000
                                                          -----------    -----------
Net income                                                $   734,099    $ 1,314,835
                                                          ===========    ===========

Basic and diluted earnings per share                      $       .36    $       .64
                                                          ===========    ===========


See accompanying notes.


                                      (17)

                            Panhandle Royalty Company

                 Consolidated Statements of Stockholders' Equity

                                                COMMON STOCK           CAPITAL IN
                                         -------------------------      EXCESS OF       RETAINED
                                           SHARES         AMOUNT        PAR VALUE       EARNINGS         TOTAL
                                         ---------    ------------    ------------    ------------    ------------
Balances at September 30, 1997           2,039,460    $     67,982    $    445,306    $  9,518,925    $ 10,032,213

Purchase and cancellation of common
   shares                                     (333)            (11)         (3,358)             --          (3,369)
Issuance of common shares to ESOP            8,475             283          73,875              --          74,158
Dividends declared ($.30 per share)             --              --              --        (613,594)       (613,594)
Net income                                      --              --              --       1,314,835       1,314,835
                                         ---------    ------------    ------------    ------------    ------------
Balances at September 30, 1998           2,047,602          68,254         515,823      10,220,166      10,804,243

Purchase and cancellation of common
   shares                                     (237)             (9)         (1,835)             --          (1,844)
Issuance of common shares to ESOP            9,625             321          73,070              --          73,391
Dividends declared ($.27 per share)             --              --              --        (561,285)       (561,285)
Net income                                      --              --              --         734,099         734,099
                                         ---------    ------------    ------------    ------------    ------------
Balances at September 30, 1999           2,056,990    $     68,566    $    587,058    $ 10,392,980    $ 11,048,604
                                         =========    ============    ============    ============    ============


See accompanying notes.


                                      (18)

                            Panhandle Royalty Company

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                            1999           1998
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   734,099    $ 1,314,835
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion, amortization, and impairment                1,737,454      1,437,413
     Deferred income taxes, net of transfer in 1999 of $105,000               6,000         36,000
     Exploration costs                                                      535,431        481,244
     Common stock issued to Employee Stock Ownership Plan                    73,391         74,158
     Cash provided (used) by changes in assets and liabilities:
       Oil and gas sales and other receivables                             (417,505)       177,131
       Income taxes receivable                                              152,090       (152,090)
       Prepaid expenses                                                      23,259        (22,462)
       Accounts payable and accrued liabilities                             (53,764)       224,628
       Income taxes payable                                                  46,328       (112,336)
                                                                        -----------    -----------
Total adjustments                                                         2,102,684      2,143,686
                                                                        -----------    -----------
Net cash provided by operating activities                                 2,836,783      3,458,521

CASH FLOWS FROM INVESTING ACTIVITIES OF PROPERTY AND EQUIPMENT
Capital expenditures, including dry hole costs                           (2,382,296)    (3,395,945)
                                                                        -----------    -----------
Net cash used in investing activities                                    (2,382,296)    (3,395,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit                                             300,000             --
Payments of loan principal                                                 (300,000)            --
Purchase and cancellation of common shares                                   (1,844)        (3,369)
Payments of dividends                                                      (559,646)      (611,794)
                                                                        -----------    -----------
Net cash used in financing activities                                      (561,490)      (615,163)
                                                                        -----------    -----------
Decrease in cash and cash equivalents                                      (107,003)      (552,587)

Cash and cash equivalents at beginning of year                              320,210        872,797
                                                                        -----------    -----------
Cash and cash equivalents at end of year                                $   213,207    $   320,210
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                           $    16,943    $     3,125
Income taxes paid (received), net of refunds                               (239,418)       370,426


See accompanying notes.


                                      (19)

                            Panhandle Royalty Company

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998


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

OIL AND GAS SALES RECEIVABLE

The Company sells oil and natural gas to various customers. Substantially all of the Company's accounts receivable are due from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 1999.

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

Nonproducing oil and gas properties include nonproducing minerals, which have a net book value of $4,158,013 at September 30, 1999, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities is expected to be made within this time frame. Impairment of nonproducing oil and gas properties is recognized based on experience and management judgment.

In accordance with the provisions of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $357,891 and $149,851, respectively, for 1999 and 1998, which are included in depreciation, depletion, amortization and impairment expense.

ENVIRONMENTAL COSTS

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 1999, there were no such costs accrued.

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

PRODUCTION IMBALANCES

During the course of normal production operations, joint interest owners will, from time to time, take more or less than their ownership share of natural gas volumes from jointly-owned wells. These volumetric imbalances are monitored over the life of the well to achieve balancing, or to minimize imbalances, by the time reserves are depleted, with final cash settlements made under a variety of arrangements at that time. The Company follows the sales method of accounting for imbalances. A liability is recorded only if takes of natural gas volumes from jointly-owned wells exceed the Company's interest in the well's remaining estimated natural gas reserves. At September 30, 1999 and 1998, the Company's net liability for production imbalances of approximately 28,500 mcf of natural gas was $44,380.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share ("EPS") is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised (Note 6).

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following information is provided regarding the estimated fair value of the Company's financial instruments at September 30, 1999 and 1998:

         Cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued liabilities are each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.


                                      (22)

                            Panhandle Royalty Company

2. INCOME TAXES

The Company's provision (benefit) for income taxes is detailed as follows:


                                                                                   1999                1998
                                                                            ----------------------------------------

                 Current:
                    Federal                                                    $     59,000        $     91,000
                    State                                                             5,000              15,000
                                                                            ----------------------------------------
                                                                                     64,000             106,000

                 Deferred:
                    Federal                                                         (87,000)             46,000
                    State                                                           (12,000)            (10,000)
                                                                            ----------------------------------------
                                                                                    (99,000)             36,000
                                                                            ----------------------------------------
                                                                               $    (35,000)       $    142,000
                                                                            ========================================


The difference between the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to income before provision (benefit) for income taxes is analyzed below:


                                                                                    1999                1998
                                                                             ----------------------------------------

Provision for income taxes at statutory rate                                    $    244,685        $    509,892
Percentage depletion                                                                (196,401)           (298,167)
Tight-sands gas credits                                                              (69,959)            (63,838)
State income taxes, net of federal benefit                                            (4,550)              2,948
Other                                                                                 (8,775)             (8,835)
                                                                             ----------------------------------------
                                                                                $    (35,000)       $    142,000
                                                                             ========================================

                                      (23)

                            Panhandle Royalty Company

2.INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:


                                                                                    1999                1998
                                                                             ----------------------------------------

Deferred tax liabilities:
   Capitalized costs and related depreciation, depletion,
     amortization and impairment                                               $    1,505,000      $    1,509,000
   Cash basis of accounting for income tax purposes                                    93,000             112,000
                                                                             ----------------------------------------
                                                                                    1,598,000           1,621,000

Deferred tax assets:
   Percentage depletion carryforward                                                   17,000              58,000
   Alternative minimum tax credit carryforwards                                        12,000                   -
                                                                             ----------------------------------------
                                                                                       29,000              58,000
                                                                             ----------------------------------------
Net deferred tax liabilities                                                   $    1,569,000      $    1,563,000
                                                                             ========================================

3. LONG-TERM DEBT

The Company has a revolving line of credit agreement with a bank, which extends through January 3, 2001, for borrowings, which bear interest at the bank's base rate plus .2% (8.45% at September 30, 1999), of up to $2,500,000. Any
outstanding borrowings are unsecured but subject to a negative pledge on all of the Company's oil and gas properties and are payable in full, with accrued and unpaid interest, January 3, 2001. The Company is required to pay an annual fee of .125% for the unused portion of the line of credit. There was no balance outstanding at September 30, 1999 and 1998.

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

5. STOCKHOLDERS' EQUITY

On February 26, 1999, the Company's Board of Directors approved a proposal to
(1) amend the Company's duration from fifty years to perpetuity; (2) amend the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 1,000,000 shares to 6,000,000 shares; (3) effect a 3-for-1 stock split of the outstanding Class A Common Stock and a corresponding reduction of the par value per share from $.10 to $.03-1/3; (4) adopt amendments to the Articles of Incorporation to change voting rights from one vote per stockholder to one vote per share; and (5) amend the Articles of Incorporation to provide that generally any merger, consolidation, liquidation or dissolution of the Company or sale of substantially all of the assets of the Company require the affirmative vote of the holders of 66-2/3% or more of the Company's outstanding Class A Common Stock. On May 7, 1999, these proposals were put forth to a vote of the stockholders, for which a majority of the stockholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A Common Stock split was effected in the form of a stock dividend, distributed on June 1, 1999, to stockholders of record on May 7, 1999.

All agreements concerning Common Stock of the Company, including the Company's Employee Stock Ownership Plan and the Company's commitment under the Deferred Compensation Plan for Non-Employee Directors, provide for the issuance or commitment, respectively, of additional shares of the Company's stock due to the declaration of the stock split. All references to number of shares, per share, and authorized share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split and increase in authorized shares approved on May 7, 1999, at the Special Meeting of the Stockholders of the Company.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Directors' Deferred Compensation Plan (Note 8). The weighted

                                      (25)

                            Panhandle Royalty Company

6. EARNINGS PER SHARE (CONTINUED)

average shares outstanding, potentially dilutive shares, and earnings per share for 1998 have been restated to affect the 3-for-1 stock split discussed in Note 5.


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                           1999                1998
                                                                     ---------------- -------------------

Numerator for primary and diluted earnings per share:
   Net income                                                        $     734,099             $1,314,835
                                                                     =============             ==========

Denominator:
   For basic earnings per share--weighted average shares                 2,047,507              2,039,292
   Effect of potential diluted shares:
     Directors' deferred compensation shares                                16,399                 13,074
                                                                     -------------             ----------
Denominator for diluted earnings per share--adjusted
   weighted average shares and potential shares                          2,063,906              2,052,366
                                                                     =============             ==========

Basic earnings per share                                             $         .36             $      .64
                                                                     =============             ==========

Diluted earnings per share                                           $         .36             $      .64
                                                                     =============             ==========

7. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 1999 or 1998) or the Company's common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 101,625 shares of the Company's common stock held by the plan as of September 30, 1999, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends.
Contributions to the plan consisted of:


                 YEAR                                                  SHARES          AMOUNT
                 ---------------------------------------------------------------------------------

                 1999                                                   9,625        $  73,391
                 1998                                                   8,475        $  74,158

                                      (26)

                            Panhandle Royalty Company

8. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Effective November 1, 1994, the Company formed the Panhandle Royalty Company Deferred Compensation Plan for Non-Employee Directors (the "Plan"). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These shares are unissued and vest at the date of grant. The shares are credited to each director's deferred fee account at the fair market value of the stock at the date of grant and are adjusted for changes in market value subsequent thereto. Upon retirement, termination or death of the director, or upon change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the director's discretion, for the fair market value of the shares on the conversion date as defined by the Plan. As of September 30, 1999, 16,399 shares (13,074 shares at September 30, 1998) are included in the Plan. The Company has accrued $132,727 at September 30, 1999 ($123,655 at September 30, 1998) in connection with the Plan which is included in accrued liabilities in the accompanying consolidated balance sheet.

9. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

All oil and gas producing activities of the Company are conducted within the United States (principally Oklahoma and New Mexico) and represent substantially all of the business activities of the Company.

AGGREGATE CAPITALIZED COSTS

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion and amortization is as follows:


                                                                                          SEPTEMBER 30,
                                                                                    1999                1998
                                                                             ----------------------------------------

Producing properties                                                           $    24,074,385         $22,360,790
Nonproducing properties                                                              5,804,543           5,693,399
                                                                             ----------------------------------------
                                                                                    29,878,928          28,054,189
Accumulated depreciation, depletion and amortization                               (18,133,674)        (16,416,872)
                                                                             ----------------------------------------
Net capitalized costs                                                          $    11,745,254         $11,637,317
                                                                             ========================================

                                      (27)

                            Panhandle Royalty Company

9. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

COSTS INCURRED

During the reporting period, the Company incurred the following costs in oil and gas producing activities:


                                                                                    1999                1998
                                                                             ----------------------------------------

Property acquisition costs                                                     $      445,827      $      739,164
Exploration costs                                                                     514,546           1,181,110
Development costs                                                                   1,399,795           1,447,578
                                                                             ----------------------------------------
                                                                               $    2,360,168      $    3,367,852
                                                                             ========================================

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED)

The following unaudited information regarding the Company's oil and natural gas reserves is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (OSECO) and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

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

                                      (28)

                            Panhandle Royalty Company

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

The Company's net proved (including certain undeveloped reserves described above) oil and gas reserves as of September 30, 1999 and 1998 have been estimated by Campbell & Associates, Inc., an independent petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 1999 and 1998. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following table presents the Company's net proved (including certain undeveloped reserves described above) oil and gas reserve quantities as estimated by Campbell & Associates, Inc., an independent petroleum engineering firm, as of September 30, 1999 and 1998, and the changes in reserves for the years then ended:


                                                                                          PROVED RESERVES
                                                                               --------------------------------------
                                                                                      OIL                GAS
                                                                                   (MBARRELS)           (MMCF)
                                                                               --------------------------------------

September 30, 1997                                                                      904             11,267

Revisions of previous estimates (1)                                                    (102)              (746)
Purchases of reserves in place                                                           13                 33
Extensions and discoveries                                                               66              2,817
Production                                                                             (104)            (1,710)
                                                                               --------------------------------------
September 30, 1998                                                                      777             11,661

Revisions of previous estimates (2)                                                     (32)               709
Purchases of reserves in place                                                           11                181
Extensions and discoveries                                                               41              2,453
Production                                                                              (76)            (1,889)
                                                                               --------------------------------------
September 30, 1999                                                                      721             13,115
                                                                               ======================================

(1) Oil and gas revisions are primarily related to those reserves which were economically recoverable at the higher prices which existed at September 30, 1997 which are not economically recoverable at prices existing at September 30, 1998.

                                      (29)

                            Panhandle Royalty Company

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

(2) Oil and gas revisions are primarily related to those reserves which were economically recoverable at the higher prices which existed at September 30, 1999 which were not economically recoverable at prices existing at September 30, 1998. In 1999, oil reserves were also revised downward from 1998 due to a decline in production of certain New Mexico properties after being shut-in for several months in 1999 due to depressed oil prices.


                                            PROVED DEVELOPED RESERVES          PROVED UNDEVELOPED RESERVES
                                              OIL            GAS                 OIL                 GAS
                                            (MBARRELS)      (MMCF)            (MBARRELS)            (MMCF)
---------------------------------------------------------------------------------------------------------------------

September 30, 1997                             625               9,707                279               1,560
                                      ===============================================================================

September 30, 1998                             498              10,103                279               1,558
                                      ===============================================================================

September 30, 1999                             433              11,519                288               1,596
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


                                                                                          SEPTEMBER 30,
                                                                                    1999                1998
                                                                             ----------------------------------------

Future cash inflows                                                            $    52,222,440     $    30,120,490
Future production costs                                                              9,047,782           5,815,190
Future development costs                                                             1,183,278           1,179,844
                                                                             ----------------------------------------
Future net cash inflows before future income tax expenses                           41,991,380          23,125,456

Future income tax expense                                                           11,570,726           5,945,839
                                                                             ----------------------------------------
Future net cash flows                                                               30,420,654          17,179,617

10% annual discount                                                                 10,348,756           5,846,105
                                                                             ----------------------------------------
Standardized measure of discounted future net cash flows                       $    20,071,898     $    11,333,512
                                                                             ========================================

                                      (30)

                            Panhandle Royalty Company

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

Changes in the standardized measure of discounted future net cash flows are as follows:


                                                                                    1999                1998
                                                                             ----------------------------------------
Beginning of year                                                              $    11,333,512     $    18,742,363
Changes resulting from:
   Sales of oil and gas, net of production costs                                    (4,113,436)         (4,375,903)
   Net change in sales prices and production costs                                   9,872,435          (8,305,058)
   Net change in future development costs                                               (2,287)            (13,875)
   Extensions and discoveries                                                        4,447,477           3,186,652
   Revisions of quantity estimates                                                     797,470          (1,451,226)
   Purchases of minerals-in-place                                                      406,875             111,795
   Accretion of discount                                                             1,133,351           1,874,236
   Net change in income taxes                                                       (3,806,471)          2,281,936
   Change in timing and other, net                                                       2,972            (717,408)
                                                                             ----------------------------------------
End of year                                                                    $    20,071,898     $    11,333,512
                                                                             ========================================

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations. The fiscal 1998 earnings per share amounts have been restated for the effect of the 3-for-1 stock split as discussed in Note 5.


                                                                  FISCAL 1999
                                       -------------------------------------------------------------------------
                                                                QUARTER ENDED
                                       -------------------------------------------------------------------------
                                       DECEMBER 31      MARCH 31         JUNE 30       SEPTEMBER 30
                                       -------------------------------------------------------------------------

Revenues                               $1,042,473      $  941,670       $1,542,780      $1,590,552
Income (loss) before provision
   (benefit) for income taxes (A)           6,097        (119,745)         489,624         323,123
Net income (B)                              6,097         (75,745)         408,624         395,123
Basic earnings (loss) per share                $-      $     (.04)      $      .20      $      .20
Diluted earnings (loss) per share              $-      $     (.04)      $      .20      $      .20

                                      (31)

                            Panhandle Royalty Company

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)


                                                             FISCAL 1998
                                    ------------------------------------------------------------------
                                                            QUARTER ENDED
                                    ------------------------------------------------------------------
                                     DECEMBER 31       MARCH 31        JUNE 30        SEPTEMBER 30
                                    ------------------------------------------------------------------

Revenues                            $ 1,826,939      $ 1,335,664      $ 1,199,739      $ 1,077,840
Income (loss) before provision
   for income taxes (A)                 751,541          369,716          341,193           (5,615)
Net income (B)                          586,541          299,716          296,193          132,385
Basic earnings per share            $       .29      $       .15      $       .14      $       .06
Diluted earnings per share          $       .29      $       .15      $       .14      $       .06

(A) Fourth quarter income before provision for income taxes includes an SFAS 121 charge of $267,891 and $59,851 for 1999 and 1998, respectively.

(B) Year-end adjustments to the Company's provision for income taxes caused the effective rate for 1999 and 1998 to be less than that estimated during the previous three quarters. The effect of this difference is reflected in the fourth quarter net income above.

                                      (32)

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE



                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT

                Listed below are the names, ages and positions, as of December 1, 1999, of the directors and executive officers of the Company. The Company's bylaws provide for seven directors who are elected for staggered three-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities until their successors are duly appointed by the directors.

                                    DIRECTORS

                                                                Served As
                                                      Term      Director
Name                      Age   Position & Offices   Expires      Since
----                      ---   ------------------   -------    ---------
Michael A. Cawley(b)       52   Director              2001        1991

Sam J. Cerny(a)            67   Director              2000        1993

E. Chris Kauffman(b)(c)    59   Director              2000        1991

H W Peace II(b)            64   Director, Chief       2002        1991
                                Executive Officer,
                                President

Ray H. Potts(c)            67   Director              2001        1997

Robert A. Reece(a)(c)      55   Director              2002        1986

Jerry L. Smith(a)          59   Director, Chairman    2002        1987
                                of the Board

    (a)   Member of Audit Committee
    (b)   Member of Compensation Committee
    (c)   Member of Retirement Committee


                                      (33)

                               EXECUTIVE OFFICERS

                                                                   Held Office
Name                             Age      Position & Offices           Since
----                             ---      ------------------       -----------
Jerry L. Smith                    59      Chairman of the              1997
                                          Board, Director

H W Peace II                      64      Director, Chief              1991
                                          Executive Officer,
                                          President

Michael C. Coffman                46      Vice President,              1990
                                          Chief Financial Officer,
                                          Secretary/Treasurer

Wanda C. Tucker                   62      Vice President of            1990
                                          Land

                BUSINESS EXPERIENCE

                Michael A. Cawley is an attorney and is the president and chief executive officer of the Samuel Roberts Noble Foundation, Inc. He has been employed by the Noble Foundation for the last seven years. Prior to joining the Noble Foundation, he was engaged in the practice of law in Ardmore, Oklahoma with the firm of Thompson & Cawley. He is also a director of Noble Drilling Corporation and Noble Affiliates Inc.

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

                Robert A. Reece is an attorney, and for the last five years has been of counsel with the firm of Crowe & Dunlevy. He is active in the management of his family's investments. He is also a director of National Bank of Commerce.

                H W Peace II holds bachelors and masters degrees in geology. For thirty-five years he has been employed as a geologist, in management or as an officer and/or director in the petroleum industry. He has been employed by Union Oil Company of California, Cotton Petroleum and Hadson Petroleum Corporation. He has been president of the Company since 1991.


                                      (34)

                Ray H. Potts holds a master's degree in geology from the University of Missouri. He was employed for six years as an exploration geologist for the Pure Oil Company and in 1967 formed Potts- Stephenson Exploration Company, later changed to PSEC, Inc. In 1997 PSEC, Inc. was sold to ONEOK Resources Company. Mr. Potts is currently active in the oil and gas industry and has been involved in several national and state trade associations, geological societies and numerous civic activities.

                Jerry L. Smith for the last nine years has been the owner of Smith Capital Corporation in Dallas. This corporation is a private investment firm focusing on commercial real estate and securities. Mr. Smith also is immediate past Treasurer and Director of the Association of Graduates of the United States Air Force Academy.

                Michael C. Coffman is a certified public accountant. Since 1975, he has worked in public accounting and as a financial officer of three publicly owned companies involved in the oil and gas industry. He has been employed by the Company since 1990.

                Wanda C. Tucker has been a full-time employee of the Company since 1978, has served in various positions with the Company and is currently vice president of land.

                None of the organizations described in the business experiences of company directors and officers are parents, subsidiaries or affiliates of Panhandle Royalty Company.

ITEM 10.        EXECUTIVE COMPENSATION

Summary Compensation Table

Name and                               Annual Compensation
Principal                     ----------------------------------------
Position           Year        Salary          Bonus         All Other
--------           ----       --------        -------       ----------
H W Peace II       1999       $125,000        $13,100       $20,715(1)
President &        1998       $122,500        $25,600       $22,215(1)
Chief Exec.        1997       $113,750        $25,600       $20,903(1)
Officer

     (1) Represents the value of 2,717 shares for 1999, 2,538 shares for 1998, and 2,106 shares for 1997, of Company stock contributed to the Panhandle Employee Stock Ownership Plan (ESOP) on Mr. Peace's behalf. The ESOP is a defined contribution plan, non-voluntary and non-contributory and serves as the retirement plan for the Company's employees. Contributions are at the discretion of the board of directors and, to date, all contributions have been made in shares of Company stock. Contributions are allocated to all participants in proportion to their salaries for the plan year and 100% vesting occurs after three years' of service.


                                      (35)

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

                In addition to the above, Jerry Smith, chairman of the board of directors, who is not an employee of the Company, is entitled to receive a $100 per hour fee for time spent, other than board or committee meetings, on Company business. During fiscal 1999 and 1998, no payments were made to Mr. Smith under this arrangement.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                As of December 1, 1999, no person or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, was known to Panhandle to be the beneficial owner of more than five percent of the outstanding shares of Panhandle's class A common stock.

                SECURITY OWNERSHIP OF MANAGEMENT

                The following table sets forth, as of September 30, 1999, all shares of class A common stock held beneficially, directly or indirectly by each director and by all directors and officers as a group.

                           Amount And Nature Of            Percent Of
        Name               Beneficial Ownership               Class
        ----               --------------------            ----------
Michael A. Cawley(A)       300 shares, sole voting              *
                            and investment powers

Sam J. Cerny(B)            5,100 shares, sole voting            *
                            and investment powers

E. Chris Kauffman(C)       9,300 shares, shared voting          *
                            and investment powers


                                      (36)

H W Peace II(D)            27,702 shares, shared voting         1.3%
                            and investment powers

Ray H. Potts(E)            480 shares, sole voting              *
                            and investment powers

Robert A. Reece(F)         17,544 shares, sole voting           *
                            and investment powers

Jerry L. Smith(G)          21,072 shares, sole voting           1.0%
                            and investment powers

All directors and          32,665 shares, shared                1.6%
officers as a               voting and investment
group (9 persons)           powers

                           83,529 shares, sole voting           4.0%
                            and investment powers

                           116,194 shares total                 5.6%

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

                                      NONE

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


                                      (37)

                (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

                (21) Subsidiaries of the Registrant

                (27) Financial Data Schedule


                REPORTS ON FORM 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1999.



                                   EXHIBIT 21

                    SUBSIDIARIES OF PANHANDLE ROYALTY COMPANY
                              AT SEPTEMBER 30, 1999

                The following table sets forth certain information with respect to Panhandle's subsidiary:

                                   CORPORATION

                                    PHC, INC.

                PHC, Inc. was incorporated in Oklahoma and is included in Panhandle's consolidated financial statements. PHC, Inc. is inactive, and has never done any business.


                                      (38)

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

                                       Date: December 14, 1999

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Jerry L. Smith                               /s/ E. Chris Kauffman
------------------------------------                ----------------------------
Jerry L. Smith, Chairman of Board                   E. Chris Kauffman, Director

Date    December 14, 1999                           Date   December 14, 1999
     -------------------------------                     -----------------------


      /s/ Robert A. Reece                                /s/ Ray H. Potts
------------------------------------                ---------------------------
Robert A. Reece, Director                           Ray H. Potts, Director

Date    December 14 1999                            Date   December 14, 1999
     -------------------------------                     -----------------------


     /s/ Sam J. Cerny                                  /s/ Michael A. Cawley
------------------------------------                ---------------------------
Sam J. Cerny, Director                              Michael A. Cawley, Director

Date    December 14, 1999                           Date   December 14, 1999
     -------------------------------                     -----------------------


      /s/ Michael C. Coffman
-----------------------------------
Michael C. Coffman, Vice President
Treasurer and Secretary
(Principal Financial and Accounting
 Officer)

Date    December 14, 1999
     ----------------------------


                                      (39)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------
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

  (21)    Subsidiaries of the Registrant (Included in Item 13)

  (27)    Financial Data Schedule