Form 10QSB
period 1999-12-31
PANHANDLE ROYALTY CO
filed 2000-02-11
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended    December 31, 1999
                          ------------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to
                                    -----------------    -----------------------


     Commission File Number      0-9116
                            ----------------------------------------------------

                            PANHANDLE ROYALTY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          OKLAHOMA                                           73-1055775
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


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


Outstanding shares of Class A Common stock (voting) at February 2, 2000:
                                                                       2,056,986
                                                                       ---------

                                      INDEX



Part I. Financial Information

        Item 1. Consolidated Financial Statements                                              Page

                   Condensed Consolidated Balance Sheets -
                   December 31, 1999 (unaudited) and
                   September 30, 1999 ...........................................................1

                   Condensed Consolidated Statements of Income -
                   Three months ended December 31, 1999 and 1998
                   (unaudited) ..................................................................2


                   Condensed Consolidated Statements of Cash
                   Flows - Three months ended December 31, 1999 and 1998
                   (unaudited) ..................................................................3

                   Notes to Condensed Consolidated Financial
                   Statements (unaudited) .......................................................4

        Item 2. Management's discussion and analysis of financial
                   condition and results of operations ..........................................5

       Part II. Other Information

        Item 6. Exhibits and reports on Form 8-K ................................................7

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at December 31, 1999 is unaudited)


                                                               DECEMBER 31,         SEPTEMBER 30,
       Assets                                                       1999                1999
                                                            ------------------   ------------------

Current assets:
       Cash and cash equivalents                            $          237,253   $          213,207
       Oil and gas sales and other receivables                       1,119,782            1,134,153
       Prepaid expenses                                                 19,845                4,132
                                                            ------------------   ------------------

Total current assets                                                 1,376,880            1,351,492

Properties and equipment, at cost, based on
       successful efforts accounting
                Producing oil and gas properties                    24,820,405           24,074,383
                Non producing oil and gas properties                 5,801,862            5,804,543
                Other                                                  264,432              263,695
                                                            ------------------   ------------------
                                                                    30,886,699           30,142,621
       Less accumulated depreciation,
                depletion and amortization                          18,817,829           18,337,952
                                                            ------------------   ------------------

Net properties and equipment                                        12,068,870           11,804,669

Other assets                                                           107,716              107,716
                                                            ------------------   ------------------

                                                            $       13,553,466   $       13,263,877
                                                            ==================   ==================

       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable, accrued liabilities
                and gas imbalance liability                 $          418,720   $          566,649
       Dividends payable                                               177,632               33,296
       Income taxes payable                                             63,577               46,328
       Deferred income taxes                                            93,000               93,000
                                                            ------------------   ------------------

Total current liabilities                                              752,929              739,273

Deferred income taxes                                                1,476,000            1,476,000

Long-term debt                                                         200,000                   --

Stockholders' equity
       Class A voting Common Stock, $.0333 par value;
                6,000,000 shares authorized,
                2,056,986 issued and outstanding at
                December 31, 1999 and 2,056,990 at
                September 30, 1999                                      68,566               68,566
       Capital in excess of par value                                  587,058              587,058
       Retained earnings                                            10,468,913           10,392,980
                                                            ------------------   ------------------

Total stockholders' equity                                          11,124,537           11,048,604
                                                            ------------------   ------------------
                                                            $       13,553,466   $       13,263,877
                                                            ==================   ==================



                                       (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)




                                             Three Months Ended December 31,
                                                 1999              1998
                                           ---------------   ---------------


Revenues:
       Oil and gas sales                   $     1,627,739   $     1,031,133
       Lease bonuses and rentals                       440             4,471
       Interest                                      1,413             3,783
       Other                                        21,369             3,086
                                           ---------------   ---------------
                                                 1,650,961         1,042,473

Costs and expenses:
       Lease operating expenses
          and production taxes                     271,658           203,955
       Exploration costs                            85,751            88,083
       Depreciation, depletion,
          amortization
          and impairment                           479,877           372,743
       General and administrative                  407,417           371,595
                                           ---------------   ---------------
                                                 1,244,703         1,036,376
                                           ---------------   ---------------
       Income before provision
          for income taxes                         406,258             6,097

Provision for income taxes                          42,000                --
                                           ---------------   ---------------

Net income                                 $       364,258   $         6,097
                                           ===============   ===============

Basic earnings per share (Note 4)          $           .18   $            --
                                           ===============   ===============

Diluted earnings per share (Note 4)        $           .18   $            --
                                           ===============   ===============
Dividends declared and paid in the
       quarter ended December 31,          $           .07   $           .07
                                           ===============   ===============

Dividends declared for and to be
       paid in the quarter ended
       March 31, (Note 7)                  $           .07   $           .07
                                           ===============   ===============


                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                 Three months ended December 31,
                                                                     1999               1998
                                                               ---------------    ---------------

Cash flows from operating activities:
       Net income                                              $       364,258    $         6,097
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation, depletion and amortization                        479,877            372,743
       Exploration costs                                                85,751             88,083
       Cash provided (used) by changes in assets
           and liabilities:
       Oil and gas sales and other receivables                          14,371            (57,284)
       Prepaid expenses and other assets                               (15,713)            16,319
       Income taxes payable                                             17,249
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable              (147,509)          (171,526)
                                                               ---------------    ---------------
       Total adjustments                                               434,026            248,335
                                                               ---------------    ---------------

       Net cash provided by operating activities                       798,284            254,432


Cash flows from investing activities:
       Purchase of and development of
           properties and equipment                                   (829,829)          (580,976)
                                                               ---------------    ---------------

       Net cash used in investing activities                          (829,829)          (580,976)


Cash flows from financing activities:
       Borrowings under line of credit                                 200,000            300,000
       Acquisition of Company's common shares                               --               (237)
       Payment of dividends                                           (144,409)          (136,906)
                                                               ---------------    ---------------
           Net cash provided by
           financing activities                                         55,591            162,857
                                                               ---------------    ---------------
       Increase (decrease) in cash and cash equivalents                 24,046           (163,687)
       Cash and cash equivalents at beginning of period                213,207            320,210
                                                               ---------------    ---------------
       Cash and cash equivalents at end of period              $       237,253    $       156,523
                                                               ===============    ===============

Supplemental disclosure of cash flow information:
Interest paid                                                  $         1,583    $           787
Income taxes paid                                                       24,751                 25
                                                               ---------------    ---------------
                                                               $        26,334    $           812
                                                               ===============    ===============


                            (See accompanying notes)


                                       (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The consolidated results presented for the three-month periods ended December 31, 1999 and 1998 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

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



                                                                 Three months ended December 31,
                                                                     1999              1998
                                                               ---------------   ---------------

Numerator for primary
 and diluted earnings per share:
   Net income                                                  $       364,258   $         6,097
                                                               ===============   ===============

Denominator:
   For basic earnings per share
   Weighted average shares                                           2,056,986         2,047,596

Effect of potential diluted shares:
   Directors deferred
   compensation shares                                                  17,771            14,919
                                                               ---------------   ---------------

Denominator for diluted earnings
    per share - adjusted weighted
    average shares and potential
    shares                                                           2,074,757         2,062,515
                                                               ===============   ===============

Basic earnings per share                                       $           .18   $            --
                                                               ===============   ===============

Diluted earnings per share                                     $           .18   $            --
                                                               ===============   ===============




                                       (4)

5. The Company had a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility's maturity was January 3, 2001. At December 31, 1999, the Company had $200,000 outstanding under the Bank One facility. On December 29, 1999, the Company instituted a $5,000,000 line of credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2002. On January 4, 2000, the Company paid off the $200,000 due Bank One and canceled the line of credit. At February 2, 2000, the Company had $500,000 outstanding under the BancFirst facility.

6. On January 4, 2000, the Company closed on the acquisition of producing and non-producing mineral properties at a cost of $444,617. The acquisition was funded from cash on hand and $300,000 of borrowings under the Company's new line of credit discussed in Note 5.

7. On December 14, 1999, the Company's Board of Directors approved the payment of a $.07 per share dividend. The dividend is to be paid on March 10, 2000, to shareholders of record on February 9, 2000.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS AND RISK FACTORS

       Forward-Looking Statements for 2000 and later periods are made in this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

       LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1999 working capital was $623,951 as compared to $612,219 at September 30, 1999. Cash flow from operating activities for the first quarter of fiscal 2000, was $798,284 as compared to $254,432 for the first fiscal quarter of fiscal 1999. This increase of $543,852 is principally attributable to increased oil and gas sales revenues in the 2000 quarter. This increase in oil and gas sales revenues is discussed in detail in "Results of Operations".

       Capital expenditures for oil and gas activities for the first quarter of 2000 amounted to $829,829 as compared to $580,976 in the first quarter of fiscal 1999. This increased spending on oil and gas property development was a result of increased oil and natural gas market prices over the last six months, causing new wells to be drilled. As the Company does not operate any wells, when wells are proposed by operators on the Company's mineral property holdings, the Company usually agrees to participate in drilling these wells. The Company, at December 31, 1999, had remaining projected costs of $1,536,366 for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or completed. The Company has historically funded drilling and other capital expenditures, overhead costs and dividend payments from operating cash flow. However, in December 1999, the Company borrowed $200,000 under its bank line of credit to help fund these costs.

       The Company, as of December 29, 1999, has a $5,000,000 line of credit available (see Note 5. to the Condensed Consolidated Financial Statements contained herein at Item 1.) The funds available under the line of credit, and expected cash flow are more than sufficient to meet all expected costs and capital obligations for the remainder of fiscal 2000. A large acquisition of oil and properties could increase capital expenditures to a level that additional debt or debt and equity would be needed to finance the purchase. Future capital expenditures can be affected by many factors, including drilling results, oil and gas sales prices, industry conditions and acquisition opportunities, among others.



                                       (5)

        RESULTS OF OPERATIONS

        Revenues increased significantly for the three month period ended December 31, 1999, as compared to the same period in fiscal 1999. This increase is a function of increased gas sales volumes and increased sales prices for both oil and gas, offset somewhat by a decline in oil sales volumes. The chart below outlines the Company's production and average sales prices for crude oil and natural gas for the three month periods of fiscal 2000 and fiscal 1999.


                                                               BARRELS          AVERAGE              MCF              AVERAGE
                                                                SOLD             PRICE               SOLD              PRICE
                                                             ----------       ------------        ----------        ----------

Three months ended 12/31/99                                    15,321             $ 23.87           525,400             $ 2.40
Three months ended 12/31/98                                    18,984             $ 12.22           379,666             $ 2.10


        As shown in the above chart, gas sales volumes increased 38% in the 2000 quarter as compared to the 1999 quarter and the average gas sales price increased 14%. The gas volume increase was principally due to additional production in the Potato Hills Field in eastern Oklahoma and from new gas production in western Oklahoma coming on line. Management currently expects gas production to increase slightly over the remaining three quarters of fiscal 2000 and for gas prices to remain relatively firm until summertime when demand for gas usually decreases, causing prices to decrease. Oil sales prices almost doubled in the 2000 quarter as compared to the 1999 quarter, however, sales volumes decreased 19% in the 2000 quarter. The decrease in oil sales volume was principally the result of production declines in the Dagger Draw Field of New Mexico. These oil wells which were shut-in for a good part of fiscal 1999, and are experiencing production declines from pre-shut-in production volumes. It is expected this problem will continue into fiscal 2000 and maybe longer, thus, adversely affecting oil sales revenues in the coming quarters. Production from several new oil wells which are coming on line, should offset some of the above discussed production decline.

        Costs and expenses increased 20% or $208,327 in the 2000 period over the 1999 period. The increase was principally a result of increased production taxes on the increased oil and gas sales revenues and increased depreciation, depletion, amortization, and impairment costs (DD&A). The increased DD&A costs were the result of high production volumes on several newer wells causing DD&A units of production rates on these wells to be higher than expected, and the recognition of a $60,000 oil and gas property impairment provision in the 2000 quarter compared to a $30,000 impairment provision in the 1999 quarter.

        The Company's provision for income taxes differs from the statutory rate due to benefits from tight gas sands gas production tax credits and percentage depletion.

        The Company's earnings benefited from the increase in oil and gas sales revenues, explained above. It currently appears earnings for the remainder of fiscal 2000 will benefit from continuing increased sales prices for both oil and gas, as compared to 1999 prices, and from increasing gas sales volumes. However, should additional exploratory drilling projects result in non productive wells, increasing exploration costs, or the market price of oil and or natural gas decline, expected earnings would be negatively impacted.

        YEAR 2000 ISSUES

        The Company has completed its assessment of both its computer ("IT systems") and operational equipment ("non-IT systems"). The Company replaced its computer system hardware with new hardware which has operating systems which are year 2000 compliant and the Company's software has been replaced with software which is year 2000 compliant. The system software currently being used, is the year 2000 software. It has been used to process all business for fiscal 2000 to the date of this statement and no material problems have developed . The Company has no non-IT systems which are expected to be impacted in any material manner by year 2000.

                The cost of replacement of the Company's IT systems noted above was less than $30,000. Any additional costs to assess the year 2000 matter or become compliant therewith are not expected to be significant.






                                       (6)

           Management currently feels the most likely worst case scenario of a Year 2000 effect on the Company would be the operators of the oil & gas properties in which the Company has an interest, purchasers who buy oil and gas from the Company's properties or financial institutions ("External Agents") used by the Company not properly addressing the year 2000 matter, thus, causing a delay in the Company receiving payment for the sale of its oil and gas. Should this occur, the Company would be required to borrow additional amounts on its available line of credit to fund normal operating and capital costs, incurring additional interest expense over that otherwise anticipated. However, the Company does not expect the year 2000 will have a material impact on its financial position or results of operations. The Company has no systems which directly interface with External Agents. To date, there have been no material problems related to year 2000 with External Agents.


                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORT ON FORM 8-K


         (a)  EXHIBITS - Exhibit 10 -  Loan Agreement with BancFirst dated
                                       December 29, 1999

                         Exhibit 27 -  Financial Date Schedule


         (b)  FORM 8-K - There were no reports on FORM 8-K filed for the three months ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PANHANDLE ROYALTY COMPANY


        February 11, 2000                          /s/ H W Peace II
        ----------------------                     ----------------------------
        Date                                       H W Peace II, President
                                                   and Chief Executive Officer


        February 11, 2000                          /s/  Michael C. Coffman
        ----------------------                     ----------------------------
        Date                                       Michael C. Coffman,
                                                   Vice President,
                                                   Chief Financial Officer and
                                                   Secretary and Treasurer




                                      (7)

                                 EXHIBIT INDEX




EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  10            Loan Agreement with BancFirst dated December 29, 1999

  27            Financial Date Schedule
