Form 10QSB
period 2000-03-31
PANHANDLE ROYALTY CO
filed 2000-05-11
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the period ended      March 31, 2000
                                      -----------------------------------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from           to
                                                        ----------   ----------

Commission File Number        0-9116
                      ----------------------------------------------------------

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
                                                 ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of t(e Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 x  Yes      No
                                ---      ---

Outstanding shares of Class A Common stock (voting) at May 2, 2000:  2,053,699
                                                                   ------------

                                      INDEX


Part I. Financial Information

     Item 1. Consolidated Financial Statements                                       Page
          Condensed Consolidated Balance Sheets -
          March 31, 2000 (unaudited) and
          September 30, 1999 ...................................................       1

          Condensed Consolidated Statements of Income -
          Three months and six months ended March 31, 2000 and 1999
          (unaudited) ..........................................................       2


          Condensed Consolidated Statements of Cash Flows -
          Six months ended March 31, 2000 and 1999
          (unaudited) ..........................................................       3

          Notes to Condensed Consolidated Financial
          Statements (unaudited) ...............................................       4


     Item 2. Management's discussion and analysis of financial
          condition and results of operations ..................................       5

Part II. Other Information

     Item 4. Submission of matters to a vote of security holders ...............       7

     Item 6. Exhibits and reports on Form 8-K ..................................       7

                         PART I. FINANCIAL INFORMATION



                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 2000 is unaudited)

                                                                 March 31,     September 30,
         Assets                                                    2000             1999
                                                               -------------   -------------
Current assets:
         Cash and cash equivalents                             $      87,646   $     213,207
         Oil and gas sales and other receivables                   1,323,320       1,134,153
         Prepaid expenses                                             19,845           4,132
                                                               -------------   -------------

Total current assets                                               1,430,811       1,351,492

Properties and equipment, at cost, based on
         successful efforts accounting
                Producing oil and gas properties                  25,840,279      24,074,383
                Non producing oil and gas properties               6,031,081       5,804,543
                Other                                                268,168         263,695
                                                               -------------   -------------
                                                                  32,139,528      30,142,621
         Less accumulated depreciation,
                depletion and amortization                        19,236,873      18,337,952
                                                               -------------   -------------

Net properties and equipment                                      12,902,655      11,804,669

Other assets                                                         107,716         107,716
                                                               -------------   -------------
                                                               $  14,441,182   $  13,263,877
                                                               =============   =============

         Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable, accrued liabilities
                and gas imbalance liability                    $     571,257   $     566,649
         Dividends payable                                             7,742          33,296
         Income taxes payable                                        217,327          46,328
         Deferred income taxes                                        93,000          93,000
                                                               -------------   -------------

Total current liabilities                                            889,326         739,273

Deferred income taxes                                              1,476,000       1,476,000

Long-term debt                                                       300,000              --

Stockholders' equity
         Class A voting Common Stock, $.0333 par value;
                6,000,000 shares authorized,
                2,053,714 issued and outstanding at
                March 31,2000 and 2,056,990 at
                September 30, 1999                                    68,457         68, 566
         Capital in excess of par value                              516,972         587,058
         Retained earnings                                        11,190,427      10,392,980
                                                               -------------   -------------

Total stockholders' equity                                        11,775,856      11,048,604
                                                               -------------   -------------
                                                               $  14,441,182   $  13,263,877
                                                               =============   =============








                                      (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                              Three Months Ended March 31,     Six Months Ended March 31,
                                                   2000          1999             2000           1999
                                              -------------   ------------     -----------   ------------
Revenues:
       Oil and gas sales                        $ 2,158,123   $   937,682      $ 3,785,862   $ 1,968,815

       Lease bonuses and rentals                     60,759         2,381           61,199         6,852

       Interest                                       3,157         1,479            4,570         5,262

       Other                                         18,947           128           40,316         3,214
                                                -----------   -----------      -----------   -----------
                                                  2,240,986       941,670        3,891,947     1,984,143

Costs and expenses:
       Lease operating expenses
          and production taxes                      351,873       205,682          623,531       409,637
       Exploration costs                            151,898       208,984          237,649       297,067
       Depreciation, depletion,
          amortization
          and impairment                            419,044       363,167          898,921       735,910
       General and administrative                   306,274       275,478          712,107       646,287
       Interest expense                               9,177         8,104           10,760         8,890
                                                -----------   -----------      -----------   -----------
                                                  1,238,266     1,061,415        2,482,968     2,097,791
                                                -----------   -----------      -----------   -----------
Income (loss) before provision
       for income taxes                           1,002,720      (119,745)       1,408,979      (113,648)
Provision (benefit) for income taxes                280,000       (44,000)         322,000       (44,000)
                                                -----------   -----------      -----------   -----------
Net income (loss)                               $   722,720   $   (75,745)     $ 1,086,979   $   (69,648)
                                                ===========   ===========      ===========   ===========
Basic earnings (loss) per share (Note 4)        $       .35   $      (.04)     $       .53   $      (.03)
                                                ===========   ===========      ===========   ===========

Diluted earnings (loss) per share (Note 4)      $       .35   $      (.04)     $       .52   $      (.03)
                                                ===========   ===========      ===========   ===========
Dividends declared
       per share of common stock                $       .07   $       .07      $       .14   $       .13
                                                ===========   ===========      ===========   ===========





















                                      (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            Six months ended March,31
                                                                              2000            1999
                                                                         -------------    -------------
Cash flows from operating activities:
       Net income (loss)                                                 $   1,086,979    $     (69,648)
       Adjustments to reconcile net income(loss) to net
           cash provided by operating activities:
       Depreciation, depletion and amortization                                898,921          735,910
       Deferred income taxes                                                        --           81,000
       Exploration costs                                                       237,649          297,067
       Cash provided (used) by changes in assets
           and liabilities:
       Oil and gas sales and income tax receivable                            (189,167)         (43,116)
       Prepaid expenses and other assets                                       (15,713)          17,235
       Income taxes payable                                                    170,999               --
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable                       (20,946)        (205,566)
                                                                         -------------    -------------
       Total adjustments                                                     1,051,743          882,530
                                                                         -------------    -------------
       Net cash provided by operating activities                             2,168,722          812,882

Cash flows from investing activities:
       Purchase of and development of
           properties and equipment                                         (2,234,556)      (1,067,185)
                                                                         -------------    -------------

       Net cash used in investing activities                                (2,234,556)      (1,067,185)

Cash flows from financing activities:
       Borrowings under line of credit                                         500,000          300,000
       Payments of loan principal                                             (200,000)              --
       Acquisition and cancellation of Company's common shares                 (70,195)            (447)
       Payment of dividends                                                   (289,532)        (273,811)
                                                                         -------------    -------------
           Net cash provided (used) by
           financing activities                                                (59,727)          25,742
                                                                         -------------    -------------
       Decrease in cash and cash equivalents                                  (125,561)        (228,561)
       Cash and cash equivalents at beginning of period                        213,207          320,210
                                                                         -------------    -------------
       Cash and cash equivalents at end of period                        $      87,646    $      91,649
                                                                         =============    =============

Supplemental disclosure of cash flow information:
Interest paid                                                            $       9,985    $       8,890
Income taxes paid                                                              151,001              180
                                                                         -------------    -------------
                                                                         $     160,986    $       9,070
                                                                         =============    =============





                            (See accompanying notes)



                                      (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated results presented for the three-month and six month periods ended March 31, 2000 and 1999 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits are scheduled to be available through the year 2002.

3. All references to number of shares, per share, and authorized share information in the accompanying condensed consolidated financial statements have been adjusted to reflect the three-for-one stock split and increase in authorized shares approved on May 7, 1999, at a Special Meeting of the Shareholders of the Company. All agreements concerning Common Stock of the Company, including the Company's Employee Stock Ownership Plan and the Company's commitment under the Deferred Compensation Plan for Non-Employee Directors, provide for the issuance or commitment, respectively of additional shares of the Company's stock due to the declaration of the stock split.

4. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:


                                          Three months ended March 31,     Six months ended March 31,
                                               2000           1999           2000          1999
                                          -------------   ------------    ------------   ------------
Numerator for primary
and diluted earnings
per share:
  Net income (loss)                        $    722,720   $    (75,745)   $  1,086,979   $    (69,648)
                                           ------------   ------------    ------------   ------------

Denominator:
  For basic earnings per share
  Weighted average shares                     2,057,546      2,047,557       2,057,265      2,047,578

Effect of potential diluted shares:
  Directors deferred
  compensation shares                            19,918         15,038          18,603         14,919
                                           ------------   ------------    ------------   ------------
Denominator for diluted earnings
  per share - adjusted weighted
  average shares and potential
  shares                                      2,077,464      2,062,595       2,075,868      2,062,497
                                           ============   ============    ============   ============
Basic earnings (loss) per share            $        .35   $       (.04)   $        .53   $       (.03)
                                           ============   ============    ============   ============

Diluted earnings (loss) per share          $        .35   $       (.04)   $        .52   $       (.03)
                                           ============   ============    ============   ============











                                      (4)

5. The Company had a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility's maturity was January 3, 2001. At December 31, 1999, the Company had $200,000 outstanding under the Bank One facility. On December 29, 1999, the Company instituted a $5,000,000 line of credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2002. On January 4, 2000, the Company paid off the $200,000 due Bank One and canceled the line of credit. At May 2, 2000, the Company had $300,000 outstanding under the BancFirst facility.

6. On January 4, 2000, the Company closed on the acquisition of producing and non-producing mineral properties at a cost of $444,617. The acquisition was funded from cash on hand and $300,000 of borrowings under the Company's new line of credit discussed in Note 5.

7. On May 5, 2000, the Company made an offer to purchase a small, privately owned oil and gas exploration company for $2,068,000. The Company would acquire only producing oil and gas properties, and related leasehold, and no other assets or assume any liabilities.

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

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 working capital was $571,485 as compared to $612,219 at September 30, 1999. Cash flow from operating activities for the six months ended March 31, 2000 was $2,168,722 as compared to $812,882 for the 1999 six month period. This increase of $1,355,840 is principally attributable to increased oil and gas sales revenues in the first six months of fiscal 2000. This increase in oil and gas sales revenues is discussed in detail in "Results of Operations".

      Capital expenditures for oil and gas activities for the first six months of fiscal 2000, amounted to $2,234,556 as compared to $1,067,185 in the first six months of fiscal 1999. This increased spending on oil and gas property development and exploration is the result of increased oil and natural gas market prices causing new wells to be drilled and Panhandle's acquisition of producing and non producing mineral properties in the amount of $444,617 in the fiscal 2000 period. As the Company does not operate any wells, as wells are proposed by operators on the Company's mineral property holdings, or in some cases, on leasehold from third parties, the Company agrees to participate in drilling these wells. The Company, at March 31, 2000, had remaining projected costs of $2,278,957 for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or completed. The Company has historically funded drilling and other capital expenditures, overhead costs and dividend payments from operating cash flow. As mentioned above, the Company purchased, in January 2000, producing and non producing mineral properties at a cost of $444,617. Part of this acquisition and some drilling costs in December 1999, were funded by borrowings under the Company's line-of-credit discussed in Note 5. of Item 1. Consolidated Financial Statements included herein.

         The Company on May 5, 2000, made an offer to purchase a small privately owned oil and gas exploration company for $2,068,000. The company owns working interests in numerous producing oil and gas wells. Panhandle will not acquire any other assets of the company. Should the offer or a subsequent counter offer be accepted, Panhandle would utilize funds under the line-of-credit to finance the purchase. There will be sufficient funds available from projected cash flow and the line-of-credit to meet all expected costs and capital obligations for the remainder of fiscal 2000 and beyond. Panhandle also has equity available should a large acquisition of oil and gas properties, or a company purchase, increase capital expenditures to a level above available cash flow and bank financing.







                                      (5)

         RESULTS OF OPERATIONS

         Revenues increased significantly for the three month and six month periods ended March 31, 2000, as compared to the same periods in fiscal 1999. This increase is a function of increased gas sales volumes and increased sales prices for both oil and natural gas. The chart below outlines the Company's production and average sales prices for crude oil and natural gas for the three month and six month periods of fiscal 2000 and fiscal 1999.

                                         BARRELS        AVERAGE          MCF            AVERAGE
                                          SOLD           PRICE           SOLD            PRICE
                                     -------------   -------------   -------------   -------------
Three months ended 3/31/00                  18,857   $       26.94         675,822   $        2.44
Three months ended 3/31/99                  15,185   $       11.49         456,219   $        1.68
Six months ended 3/31/00                    34,178   $       25.56       1,201,222   $        2.42
Six months ended 3/31/99                    34,169   $       11.90         835,885   $        1.87

         As shown in the above chart, gas sales volumes increased for both the three month and six month periods of fiscal 2000. These increased sales volumes are principally due to production from the Potato Hills Field in eastern Oklahoma. Management currently expects gas production to remain relatively steady to slightly increase over the remaining half of fiscal 2000, and for natural gas sales prices to remain firm for the remainder of fiscal 2000. Oil sales prices more than doubled in both the fiscal 2000 periods, while sales volumes increased 24% for the 2000 three month period and were flat for the 2000 six month period. The increase in oil sales volumes for the three months ended March 31, 2000, over the same 1999 period, is a result of the Dagger Draw Field in New Mexico being back on production in fiscal 2000, verses being essentially shut-in in the 1999 period. Certain of these wells continue to experience production declines from pre-shut-in volumes. It is expected, this problem will continue for at least the remainder of fiscal 2000, but production from several new oil wells coming on line should offset some of the decline. Currently, management expects oil prices to remain in the mid to low $20's for the remainder of fiscal 2000, which should allow oil sales revenues to remain steady for the remainder of fiscal 2000.

         Costs and expenses increased 17% and 18% respectively, for the three month and six month periods ended March 31, 2000, as compared to the same periods of fiscal 1999. These increases were principally the result of increased production taxes on the increased oil and gas sales revenues and increased depreciation, depletion, amortization, and impairment costs (DD&A). Increased DD&A costs were the result of higher production volumes causing DD&A to be higher on several newer wells. Exploration costs were down in both year 2000 periods as fewer or less costly dry holes were drilled in the 2000 fiscal year periods. General and administrative expenses increased marginally in each 2000 period principally as a result of payroll and related costs.

         The Company's tax provision increased in both 2000 periods as the Company's income before taxes went from a loss to substantial income. The provision for income taxes differs from the statutory rate due to benefits from tight gas sands gas production tax credits and percentage depletion.

         The Company's earnings benefited from the increase in oil and gas sales revenues, explained above. It currently appears, earnings for the remainder of fiscal 2000 will benefit from continuing increased sales prices for both oil and gas, as compared to 1999 prices, and from increased gas sales volumes. However, should additional exploratory drilling projects result in non productive wells, increasing exploration costs, or the market price of oil and or natural gas decline, expected earnings would be negatively impacted.

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








                                      (6)

         Management currently felt the most likely worst case scenario of a Year 2000 effect on the Company would be the operators of the oil & gas properties in which the Company has an interest, purchasers who buy oil and gas from the Company's properties or financial institutions ("External Agents") used by the Company not properly addressing the year 2000 matter, thus, causing a delay in the Company receiving payment for the sale of its oil and gas. Should this have occurred, the Company would have been required to borrow additional amounts on its available line of credit to fund normal operating and capital costs, incurring additional interest expense over that otherwise anticipated. However, the Company has not experienced any year 2000 problems that have had a material impact on its financial position or results of operations. The Company has no systems which directly interface with External Agents. To date, there have been no material problems related to year 2000 with External Agents.

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The annual meeting of shareholders was held on February 25, 2000.

          (b) Two directors were elected for three year terms at the meeting. Also, ratification of the selection of Ernst & Young LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:

                                                           Shareholders
                                           -------------------------------------------
                                              For            Against          Withheld
                                           ---------         -------          --------
       Directors
               Sam J. Cerny                1,446,190                            27,543
               E. Chris Kauffman           1,445,467                            28,209
       Auditors
               Ernst & Young LLP           1,446,472           405              25,608



Item 6. EXHIBITS AND REPORT ON FORM 8-K

          (a)  EXHIBITS - Exhibit 27 -- Financial Data Schedule

          (b) FORM 8-K - There were no reports on FORM 8-K filed for the three months ended March 31, 2000.


                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PANHANDLE ROYALTY COMPANY


        May 11, 2000                           /s/  H W Peace II
        -------------------------             --------------------------------
        Date                                  H W Peace II, President
                                              and Chief Executive Officer


        May 11, 2000                           /s/  Michael C. Coffman
        -------------------------             --------------------------------
        Date                                  Michael C. Coffman,
                                              Vice President,
                                              Chief Financial Officer and
                                              Secretary and Treasurer






                                      (7)

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27              -- Financial Data Schedule