Form 10QSB
period 2000-06-30
PANHANDLE ROYALTY CO
filed 2000-08-10
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the period ended June 30, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ______ to ______

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


Outstanding shares of Class A Common stock (voting) at August 2, 2000: 2,053,618

                                      INDEX

Part  I. Financial Information

         Item  1.  Consolidated Financial Statements                       Page
                            Condensed Consolidated Balance Sheets -
                            June 30, 2000 (unaudited) and
                            September 30, 1999 .............................. 1

                            Condensed Consolidated Statements of Income -
                            Three months and nine months ended June 30,
                            2000 and 1999
                            (unaudited) ..................................... 2


                            Condensed Consolidated Statements of Cash
                            Flows - Nine months ended June 30, 2000 and
                            1999
                            (unaudited) ..................................... 3

             Notes to Condensed Consolidated Financial
                            Statements (Unaudited) .......................... 4

         Item  2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations ............. 5

Part II. Other Information

         Item  6.  Exhibits and Reports on Form 8-K ......................... 7

                         PART I. FINANCIAL INFORMATION


                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at June 30, 2000 is unaudited)


                                                           June 30,   September 30,
       Assets                                               2000          1999
                                                        -----------   -----------
Current assets:
       Cash and cash equivalents                        $   351,401   $   213,207
       Oil and gas sales and other receivables            1,595,632     1,134,153
       Prepaid expenses                                      12,157         4,132
                                                        -----------   -----------
Total current assets                                      1,959,190     1,351,492

Properties and equipment, at cost, based on
       successful efforts accounting
                Producing oil and gas properties         26,331,183    24,074,383
                Non producing oil and gas properties      6,103,041     5,804,543
                Other                                       271,931       263,695
                                                        -----------   -----------
                                                         32,706,155    30,142,621
       Less accumulated depreciation,
                depletion and amortization               19,622,231    18,337,952
                                                        -----------   -----------

Net properties and equipment                             13,083,924    11,804,669

Other assets                                                107,716       107,716
                                                        -----------   -----------

                                                        $15,150,830   $13,263,877
                                                        ===========   ===========

       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable, accrued liabilities
                and gas imbalance liability             $   471,638   $   566,649
       Dividends payable                                      7,743        33,296
       Income taxes payable                                  77,327        46,328
       Deferred income taxes
                                                             93,000        93,000
                                                        -----------   -----------

Total current liabilities                                   649,708       739,273

Deferred income taxes                                     1,826,000     1,476,000

Long-term debt                                              100,000            --

Stockholders' equity
       Class A voting Common Stock, $.0333 par value;
                6,000,000 shares authorized,
                2,053,618 issued and outstanding at
                June 30,2000 and 2,056,990 at
                September 30, 1999                           68,454       68, 566
       Capital in excess of par value                       516,261       587,058
       Retained earnings                                 11,990,407    10,392,980
                                                        -----------   -----------

Total stockholders' equity                               12,575,122    11,048,604
                                                        -----------   -----------
                                                        $15,150,830   $13,263,877
                                                        ===========   ===========


                                      (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                      Three Months Ended June 30,   Nine Months Ended June 30,
                                      ---------------------------   --------------------------

                                         2000             1999         2000            1999
                                      ----------       ----------   ----------      ----------
Revenues:
       Oil and gas sales              $2,376,330       $1,529,696   $6,162,192      $3,498,511
       Lease bonuses and rentals           8,996              621       70,195           7,473
       Interest                            4,322            1,776        8,892           7,038
       Other                              20,845           10,687       61,161          13,901
                                      ----------       ----------   ----------      ----------
                                       2,410,493        1,542,780    6,302,440       3,526,923


Costs and expenses:
       Lease operating expenses
          and production taxes           391,407          292,076    1,014,938         701,713
       Exploration costs                  90,773           99,796      328,422         396,863
       Depreciation, depletion,
          amortization
          and impairment                 385,358          366,059    1,284,279       1,101,969
       General and administrative        284,382          289,215      996,489         935,502
       Interest expense                    4,833            6,010       15,593          14,900
                                      ----------       ----------   ----------      ----------
                                       1,156,753        1,053,156    3,639,721       3,150,947
                                      ----------       ----------   ----------      ----------
Income before provision
       for income taxes                1,253,740          489,624    2,662,719         375,976

Provision for income taxes               310,000           81,000      632,000          37,000
                                      ----------       ----------   ----------      ----------


Net income                            $  943,740       $  408,624   $2,030,719      $  338,976
                                      ==========       ==========   ==========      ==========


Basic earnings per share (Note 3)     $      .46       $      .20   $      .99      $      .17
                                      ==========       ==========   ==========      ==========

Diluted earnings per share (Note 3)   $      .46       $      .20   $      .98      $      .16
                                      ==========       ==========   ==========      ==========

Dividends declared
       per share of common stock      $      .07       $      .07   $      .21      $      .20
                                      ==========       ==========   ==========      ==========


                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Nine months  Ended June 30,
                                                                 --------------------------
                                                                    2000           1999
                                                                 -----------    -----------
Cash flows from operating activities:
       Net income                                                $ 2,030,719    $   338,976
       Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation, depletion and amortization                    1,284,279      1,101,969
       Deferred income taxes                                         350,000         81,000
       Exploration costs                                             328,422        396,863
       Cash provided (used) by changes in assets
           and liabilities:
       Oil and gas sales and income tax receivable                  (461,479)      (131,821)
       Prepaid expenses and other assets                              (8,025)        17,235
       Income taxes payable                                           30,999         68,508
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable            (120,564)       (73,314)
                                                                 -----------    -----------
       Total adjustments                                           1,403,632      1,460,440
                                                                 -----------    -----------

       Net cash provided by operating activities                   3,434,351      1,799,416


Cash flows from investing activities:
       Purchase of and development of
           properties and equipment                               (2,891,956)    (1,521,505)
                                                                 -----------    -----------


       Net cash used in investing activities                      (2,891,956)    (1,521,505)


Cash flows from financing activities:
       Borrowings under line of credit                               500,000        300,000
       Payments of loan principal                                   (400,000)      (100,000)
       Acquisition and cancellation of Company's common shares       (70,909)        (1,597)
       Payment of dividends                                         (433,292)      (417,548)
                                                                 -----------    -----------
           Net cash used by financing activities                    (404,201)      (219,145)
                                                                 -----------    -----------

       Increase in cash and cash equivalents                         138,194         58,766
       Cash and cash equivalents at beginning of period              213,207        320,210
                                                                 -----------    -----------
       Cash and cash equivalents at end of period                $   351,401    $   378,976
                                                                 ===========    ===========


Supplemental disclosure of cash flow information:

Interest paid                                                    $    16,368    $    14,900
Income taxes paid                                                    251,001            180
                                                                 -----------    -----------
                                                                 $   267,369    $    15,080
                                                                 ===========    ===========


                            (See accompanying notes)

                                      (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month and nine month periods ended June 30, 2000 and 1999 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

2. The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits are scheduled to be available through the year 2002. The Company's provision for income taxes is also reflective of excess percentage depletion, reducing the Company's effective tax rate from the federal statutory rate.

3. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:


                                                          Three Months Ended June 30,   Nine Months Ended June 30,
                                                          ---------------------------   --------------------------

                                                             2000             1999         2000            1999
                                                          ----------       ----------   ----------      ----------

Numerator for primary and diluted earnings per share:
          Net income                                      $  943,740       $  408,624   $2,030,719      $  338,976
                                                          ----------       ----------   ----------      ----------

Denominator:
          For basic earnings per share
          Weighted average shares                          2,053,662        2,047,394    2,056,068       2,047,516

Effect of potential diluted shares:
          Directors deferred
          compensation shares                                 20,797           16,538       18,766          15,038
                                                          ----------       ----------   ----------      ----------

Denominator for diluted earnings
           per share - adjusted weighted
           average shares and potential
           shares                                          2,074,459        2,063,932    2,074,834       2,062,554
                                                          ==========       ==========   ==========      ==========

Basic earnings per share                                  $      .46       $      .20   $      .99      $      .17
                                                          ==========       ==========   ==========      ==========


Diluted earnings per share                                $      .46       $      .20   $      .98      $      .16
                                                          ==========       ==========   ==========      ==========

4. The Company had a revolving line of credit with Bank One, Texas, in the amount of $2,500,000. The credit facility's maturity was January 3, 2001. At December 31, 1999, the Company had $200,000 outstanding under the Bank One facility. On December 29, 1999, the Company instituted a $5,000,000 line of credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2002. On January 4, 2000, the Company paid off the $200,000 due Bank One and canceled the line of credit. At June 30, 2000, the Company had $100,000 outstanding under the BancFirst facility.


                                      (4)

5. On January 4, 2000, the Company closed on the acquisition of producing and non-producing mineral properties at a cost of $444,617. The acquisition was funded from cash on hand and $300,000 of borrowings under the Company's new line of credit discussed in Note 4.

6. Approximately 80% of the Company's share of gas produced from the Potato Hills Field is currently being sold under a fixed price swap contract which was arranged by the operator of the wells. The contract price of $2.68 per MBTU is fixed until October 31, 2000. For the three and nine month periods ended June 30, 2000, this contract reduced oil and gas revenues by approximately $100,000. Effective November 1, 2000 through March 31, 2001, approximately 45% of the Potato Hills gas will be sold by the operator, under a contract calling for a floor price of approximately $3.93 and a ceiling of $4.75 per MBTU.

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

       LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2000 working capital was $1,309,482 as compared to $612,219 at September 30, 1999. Cash flow from operating activities for the nine months ended June 30, 2000 was $3,434,351 as compared to $1,799,416 for the 1999 nine month period. This increase of $1,634,935 is principally attributable to increased oil and gas sales revenues in the first nine months of fiscal 2000. Increase in oil and gas sales revenues are discussed in detail in "Results of Operations".

       Capital expenditures for oil and gas activities for the nine months of fiscal 2000, amounted to $2,891,956 as compared to $1,521,505 in the nine months of fiscal 1999. This increased spending on oil and gas property development and exploration is the result of increased oil and natural gas market prices causing new wells to be drilled and Panhandle's acquisition of producing and non producing mineral properties in the amount of $444,617 in the fiscal 2000 period. The Company does not operate any wells. As wells are proposed by operators on the Company's mineral property holdings, or in some cases, on leasehold from third parties, the Company agrees to participate in drilling these wells. The Company, at June 30, 2000, had remaining projected costs of $2,726,293 for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or completed. The Company has historically funded drilling and other capital expenditures, overhead costs and dividend payments from operating cash flow. As mentioned above, the Company purchased, in January 2000, producing and non producing mineral properties at a cost of $444,617. Part of this acquisition and some drilling costs in December 1999, were funded by borrowings under the Company's line-of-credit discussed in Note 4. of the notes to the Consolidated Financial Statements included herein. The $100,000 outstanding on the line-of-credit at June 30, 2000 was repaid on July 3, 2000.

       Management expects there will be sufficient funds available from projected cash flow and the line-of-credit to meet all expected costs and capital obligations for the remainder of fiscal 2000 and beyond. Panhandle also has equity available should a large acquisition of oil and gas properties, or a company purchase, increase capital expenditures to a level above available cash flow and bank financing.


                                       (5)

       RESULTS OF OPERATIONS

            Revenues increased significantly for the three month and nine month periods ended June 30, 2000, as compared to the same periods in fiscal 1999. This increase is a function of greater gas sales volumes and increased sales prices for both oil and natural gas. The chart below outlines the Company's production and average sales prices for crude oil and natural gas for the three month and nine month periods of fiscal 2000 and fiscal 1999.

                               BARRELS     AVERAGE      MCF      AVERAGE
                                SOLD        PRICE      SOLD      PRICE
Three months ended 6/30/00     20,795      $ 26.86     550,406    $ 3.30
Three months ended 6/30/99     23,225      $ 16.75     537,186    $ 2.11
Nine months ended 6/30/00      54 973      $ 26.05   1,751,628    $ 2.70
Nine months ended 6/30/99      57,693      $ 13.86   1,373,071    $ 1.97

         As shown in the above chart, gas sales volumes and sales prices increased for both the three month and nine month periods of fiscal 2000. These larger sales volumes are principally due to production from the Potato Hills Field in eastern Oklahoma. Management currently expects gas production to remain relatively steady to slightly increase over the remaining quarter of fiscal 2000, and for natural gas sales prices to remain firm for the remainder of fiscal 2000. A large portion of the gas production from the Potato Hills Field was hedged by the operator. The contract price of $2.68 per MBTU effectively reduced the Company's average gas sales price $.18 per MCF for the quarter and $.06 for the nine month period of 2000. Oil sales prices substantially increased in both the fiscal 2000 periods, while sales volumes decreased slightly for both the 2000 periods. The decrease in oil sales volumes in the 2000 periods are a result of the Dagger Draw Field in New Mexico wells continuing to experience production declines from 1999 pre-shut-in volumes. It is expected, this problem will continue for at least the remainder of fiscal 2000, but production from several new oil wells coming on line should offset some of the decline. Currently, management expects oil prices to remain in the mid $20's for the remainder of fiscal 2000, which should allow oil sales revenues to remain steady for the remainder of fiscal 2000.

        Costs and expenses increased 10% and 16% respectively, for the three month and nine month periods ended June 30, 2000, as compared to the same periods of fiscal 1999. These increases were principally the result of higher production taxes on the increased oil and gas sales revenues and larger depreciation, depletion, amortization, and impairment costs (DD&A) as a result of higher production volumes causing DD&A to be higher on several newer wells. Exploration costs were down in both year 2000 periods as fewer or less costly dry holes were drilled in the 2000 fiscal year periods. General and administrative expenses increased marginally in the 2000 nine month period principally as a result of payroll and related costs.

        The Company's tax provision increased in both 2000 periods as the Company's income before taxes was substantially higher in both 2000 periods. The provision for income taxes differs from the statutory rate due to benefits from tight gas sands gas production tax credits and percentage depletion.

        The Company's earnings benefited from the increase in oil and gas sales revenues, explained above. It currently appears, earnings for the remainder of fiscal 2000 will benefit from continuing higher sales prices for both oil and gas, as compared to 1999 prices, and from greater gas sales volumes. However, should additional exploratory drilling projects result in non productive wells, increasing exploration costs, or the market price of oil and or natural gas decline, expected earnings would be negatively impacted.

        YEAR 2000 ISSUES

        The Company has not experienced any year 2000 problems that have had a material impact on its financial position or results of operations. To date, there have been no material problems related to year 2000 with External Agents.


                                       (6)

                           PART II. OTHER INFORMATION

Item 6.      EXHIBITS AND REPORT ON FORM 8-K

             (a)   EXHIBITS -  Exhibit 27 -- Financial Data Schedule
             (b) FORM 8-K - There were no reports on FORM 8-K filed for the three months ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PANHANDLE ROYALTY COMPANY

        August 8, 2000                    /s/  H W Peace II
        -----------------                 ----------------------------
        Date                              H W Peace II, President
                                          and Chief Executive Officer


        August 8, 2000                    /s/  Michael C. Coffman
        -----------------                 ----------------------------
        Date                              Michael C. Coffman,
                                          Vice President,
                                          Chief Financial Officer and
                                          Secretary and Treasurer


                                       (7)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                 Financial Data Schedule