Form 10KSB
period 2000-09-30
PANHANDLE ROYALTY CO
filed 2000-12-22
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000

Commission File Number: 0-9116

                            PANHANDLE ROYALTY COMPANY
            (Exact name of small business registrant in its charter)

           OKLAHOMA                                        73-1055775
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization )                         Identification No.)

Grand Centre Suite 210, 5400 N. Grand Blvd., Okla. City, OK      73112
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number   (405) 948-1560

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for fiscal year-end September 30, 2000, were $9,277,974.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at November 30,2000, was $24,786,102. As of November 30, 2000, 2,060,202 class A common shares were outstanding.

Documents Incorporated By Reference ..... NONE

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                 PAGE
------                                                                 ----
Item  1. Description of Business ...........................            1-4

Item  2. Description of Properties .........................           4-10

Item  3. Legal Proceedings .................................             10

Item  4. Submission of Matters to a Vote of
           Security Holders ................................             10

PART II
-------

Item  5. Market for Common Equity and
           Related Stockholder Matters .....................          10-11

Item  6. Management's Discussion and Analysis
           or Plan of Operations ...........................          11-13

Item  7. Financial Statements ..............................          14-33

Item  8. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ............................             34

PART III
--------

Item  9. Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act ...............          34-36

Item 10. Executive Compensation ............................          36-37

Item 11. Security Ownership of Certain Beneficial
           Owners and Management ...........................          37-38

Item 12. Certain Relationships and Related
           Transactions ....................................             38

Item 13. Exhibits and Reports on Form 8-K ..................             39

Exhibit 21 .................................................             39

Signature Page .............................................             40



                                       (I)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         FORWARD-LOOKING STATEMENTS

         Forward-looking statements for 2001 and later periods are made throughout this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to oil and natural gas price risk, environmental risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

         BUSINESS DEVELOPMENT

         Panhandle Royalty Company ("Panhandle" or the "Company") is an Oklahoma Corporation, organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. Panhandle's authorized and registered stock consisted of 100,000 shares of $1.00 par value class A common stock. In 1982, the Company split the stock on a 10-for-1 basis and reduced the par value to $.10, resulting in 1,000,000 shares of authorized class A common stock. In May 1999, the Company's shareholders voted to increase the authorized Class A Common shares of the Company to 6,000,000 and to split the shares on a three-for-one basis. In addition, voting rights for the shares were changed from one vote per shareholder to one vote per share. Since its formation, the Company has been involved in the acquisition and management of mineral interests and the exploration for, and development of, oil and gas properties, principally involving wells located on the Company's mineral interests. Panhandle's mineral properties and other oil and gas interests are located primarily in Oklahoma, New Mexico and Texas. Properties are also located in twelve other states. The majority of the Company's oil and gas production is from wells located in Oklahoma and the Dagger Draw Field in Eddy County, New Mexico. In 1988, the Company merged with New Mexico Osage Royalty Company, thus acquiring most of its New Mexico mineral interests. The Company's offices are located at Grand Centre Suite 210, 5400 N. Grand Blvd., Oklahoma City, OK 73112 (405)948-1560, FAX
(405)948-2038.

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

         PRINCIPAL PRODUCTS AND MARKETS

         The Company's principal products are crude oil and natural gas. These products are sold to various purchasers, including pipeline companies, which are generally located in and service the areas where the Company's producing wells are located. The Company does not act as operator for any of the properties in which it owns an interest, thus it relies on the operating expertise of numerous companies that operate in the area where the Company owns mineral interests. This expertise includes drilling operations and completions, producing well operations and, in some cases, the marketing or purchasing of the well's production. Natural gas sales are principally handled by the well operator and are normally contracted on a monthly basis with third party gas marketers and pipeline companies. Payment for gas sold is received either from the contracted purchasers or the well operator. Crude oil sales are generally handled by the well operator and payment for oil sold is received from the well operator or from the crude oil purchaser.


         COMPETITIVE BUSINESS CONDITIONS

         The oil and gas industry is highly competitive, particularly in the search for new oil and gas reserves. There are many factors affecting Panhandle's competitive position and the market for its products which are beyond its control. Some of these factors are quantity and price of foreign oil imports, changes in prices received for its oil and gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of the exploration, production and sales of oil and natural gas. Changes in existing economic conditions, weather patterns and actions taken by OPEC and other oil-producing countries have dramatic influence on the price Panhandle receives for its oil and gas production. The Company relies heavily on companies with greater resources, staff, equipment, research, and experience for operation of wells and the development and drilling of subsurface prospects. The Company uses its strong financial base and its mineral property ownership, coupled with it's own geologic and economic evaluaton to participate in drilling operations with these larger companies. This method allows the Company to effectively compete in drilling operations it could not undertake on its own due to financial and personnel limits and allows it to maintain low overhead costs.



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

         MAJOR CUSTOMERS

         The Company's oil and gas production is sold by the well operators, in most cases, to many different purchasers on a well-by-well basis. Currently, one purchaser, through the well operator, purchases approximately 26% of the Company's monthly gas production. Generally, if one purchaser declines to continue purchasing the Company's oil and/or natural gas, several other purchasers can be located, especially in the current market environment for natural gas. Pricing is usually reasonably consistent from purchaser to purchaser.

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



                                      (3)

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

         EMPLOYEES

         At September 30, 2000, Panhandle employed ten persons on a full-time basis and has no part-time employees. Three of the employees are executive officers and one is also a director of the Company.


ITEM 2.  DESCRIPTION OF PROPERTIES

         As of September 30, 2000, Panhandle's principal properties consisted of perpetual ownership of 189,463 net mineral acres, held in tracts in Alabama, Arkansas, Colorado, Idaho, Kansas, Illinois, Indiana, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Tennessee and Texas. The Company also held leases on 5,332 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 2000, Panhandle held royalty and/or working interests in 2,213 producing oil or gas wells, 40 successfully completed but not yet producing wells, and 19 wells in the process of being drilled or completed.



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

         ACREAGE

         The following table of mineral interests owned reflects, as of September 30, 2000, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

                                MINERAL INTERESTS

                                           Net           Gross            Net          Gross            Net           Gross
                                          Acres          Acres           Acres         Acres           Acres          Acres
              Net           Gross         Prod'g         Prod'g         Leased         Leased          Open           Open
St.          Acres          Acres          (1)             (1)            (2)            (2)            (3)            (3)
----      ----------     ----------     ----------     ----------     ----------     ----------     ----------     ----------
AL                 5            479                                                                          5            479
AR             7,546         38,579             64            220            119            400          7,363         37,959
CO             8,217         39,080                                                                      8,217         39,080
ID                30            880                                                                         30            880
IL             1,018          4,393                                                                      1,018          4,393
IN                27            262                                                                         27            262
KS               637          6,024             62            720                                          575          5,304
MT               422          7,960                                                                        422          7,960
NE               442          6,120                                            7            160            435          5,960
ND               292          5,036                                           37            320            255          4,716
NM            53,324        153,073          1,150          4,949          2,041          5,542         50,133        142,582
OK            92,731        839,107         18,336        155,638          2,495         26,387         71,900        657,082
TN             1,543          3,087                                                                      1,543          3,087
TX            23,228        220,335          1,123         35,032            256          3,081         21,849        182,222
          ----------     ----------     ----------     ----------     ----------     ----------     ----------     ----------
TOT:         189,463      1,324,416         20,734        196,559          4,954         35,891        163,775      1,091,966

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


                                     LEASES

                                                                                              Net Acres
                Net                               Net Acres Leases                             Held By
State           Acres                                 Expiring                                Production
-----      ---------------     -------------------------------------------------------     ---------------
                                     2001               2002                2003
                               ---------------     ---------------     ---------------
LA                     271                                                                             271
OK                   5,008                 600               1,044                 356               3,008
TX                      53                                                                              53
           ---------------     ---------------     ---------------     ---------------     ---------------
TOT:                 5,332                 600               1,044                 356               3,332


                                      (5)

         PROVED RESERVES

         The following table summarizes estimates of the proved reserves of oil and gas held by Panhandle. All reserves are located within the United States. Because the Company's non-producing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico and Texas and because the Company is a non-operator and must rely on third parties to propose and drill wells, it is not feasible to provide estimates of all proved undeveloped reserves and associated future net revenues. Prior to fiscal 1995, the Company did not provide estimates of any proved undeveloped reserves. The Company directs its independent petroleum engineering firm to include proved undeveloped reserves in certain areas of western and eastern Oklahoma and New Mexico in the scope of properties evaluated for the Company. Due to field production allowable rules in Dagger Draw, only those proved undeveloped reserves which the Company felt could be drilled, under existing allowable rules, have been included. Should the allowable rules be amended and/or production volumes change significantly, additional proved undeveloped reserves may be added in the future. The Company, in both cases, expects drilling to continue for the next several years, and thus made the decision to provide proved undeveloped reserve estimates for these areas. All reserve quantity estimates were prepared by Campbell & Associates, Inc., an independent petroleum engineering firm. The Company's reserve estimates were not filed with any other federal agency.

    Proved Developed Reserves          Barrels of Oil        MCF of Gas
    ---------------------------        --------------        -----------
    September 30, 1998                    497,263             10,103,355
    September 30, 1999                    433,263             11,519,071
    September 30, 2000                    408,732             11,585,331

    Proved Undeveloped Reserves
    September 30, 1998                    279,824              1,557,965
    September 30, 1999                    287,940              1,596,149
    September 30, 2000                    251,508              2,803,789

    Total Proved Reserves
    September 30, 1998                    777,087             11,661,320
    September 30, 1999                    721,203             13,115,220
    September 30, 2000                    660,240             14,389,120

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


                                      (6)

         ESTIMATED FUTURE NET CASH FLOWS

         Set forth below are estimated future net cash flows with respect to Panhandle's proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net cash flows, computed by applying a ten (10) percent discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net cash flows have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of production taxes levied by respective states. Prices used for determining future cash flows from oil and natural gas for the periods ended September 30, 2000, 1999, and 1998 were as follows: 2000 - $32.84, $3.96; 1999 - $23.29, $2.70; 1998 - $14.45, $1.63. These future net cash flows should not be construed as the fair market value of the Company's reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases.

Estimated Future Net Cash Flows

                          9-30-00             9-30-99       9-30-98
                        -----------        -----------    ------------
Proved Developed        $48,481,740        $33,049,035     $18,256,510
Proved Undeveloped      $16,604,661        $ 8,942,345     $ 4,868,946
                        -----------        -----------    ------------
Total Proved (1)        $65,086,401        $41,991,380     $23,125,456

10% Discounted Present Value of Estimated Future Net Cash Flows

                          9-30-00            9-30-99        9-30-98
                        -----------        -----------    -----------
Proved Developed        $32,122,191        $22,066,753    $12,469,019
Proved Undeveloped      $11,417,769        $ 5,566,777    $ 2,929,190
                        -----------        -----------    -----------
Total Proved (1)        $43,539,960        $27,633,530    $15,398,209


         (1) The major portion of the increase from September 30, 1998, to September 30, 1999, and from September 30, 1999 to September 30, 2000, is attributable to the increased oil and gas prices used in the 1999 and 2000 reserve report versus the prices used in the 1998 and 1999 reserve reports, respectively.


                                      (7)

OIL AND GAS PRODUCTION

         The following table sets forth the Company's net production of oil and gas for the fiscal periods indicated.

                           Year                 Year            Year
                           Ended               Ended            Ended
                          9-30-00             9-30-99          9-30-98
                         ---------           ---------        ---------
Bbls - Oil                  66,609              75,891          103,989
MCF - Gas                2,454,844           1,888,890        1,710,264

Average Sales Prices and Production Costs

         The following table sets forth unit price and cost data for the fiscal periods indicated.

                           Year            Year           Year
                          Ended           Ended          Ended
Average Sales Price      9-30-00         9-30-99        9-30-98
-------------------    -----------     -----------     ---------
Per Bbl. Oil           $     27.13     $     15.53     $   15.16
Per MCF Gas            $      3.03     $      2.06     $    2.20

Average Production (Lifting Cost)

Per Equivalent
Bbl. Oil (1)(2)        $      1.04     $      1.22     $    1.20
            (3)        $      2.03     $      1.25     $    1.27

(1) Gas production is converted to barrel equivalents at the rate of 6 MCF per barrel, representing the estimated relative energy content of natural gas and oil.

(2)      Includes actual well operating costs only.

(3) Includes production taxes, compression, handling and marketing fees paid on natural gas sales, and other minor expenses associated with well operations.

         Average well operating costs are influenced by the fact that the Company bears no cost of production on many of its well interests, as a large part of the Company's producing well interests are royalty interests, which bear no share of the operating costs.

         GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

         The following table sets forth Panhandle's gross and net productive oil and gas wells as of September 30, 2000. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

                           Gross Wells            Net Wells
                           -----------           ----------
            Oil                  454              15.436797
            Gas                1,759              22.404828
                           ---------             ----------
            TOTAL              2,213              37.841625

         Information on multiple completions is not available from Panhandle's records, but the number of such is insignificant.


                                      (8)

         As of September 30, 2000, Panhandle owned 196,559 gross developed mineral acres and 20,734 net developed mineral acres. Panhandle has also leased from others 55,159 gross developed acres which contain 3,332 net developed acres.

         UNDEVELOPED ACREAGE

         As of September 30, 2000, Panhandle owned 1,127,857 gross and 168,729 net undeveloped mineral acres, and leases on 11,906 gross and 2,000 net acres.

         DRILLING ACTIVITY

         The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

                                Net Productive          Net Dry
Development Wells                    Wells               Wells
------------------------        --------------        ---------
     Fiscal year ending
      September 30, 1998            1.548498           .608732

     Fiscal year ending
      September 30, 1999            1.813871           .582417

     Fiscal year ending
      September 30, 2000            2.356519           .277873

Exploratory Wells
------------------------
     Fiscal year ending
      September 30, 1998             .953696           .566764

     Fiscal year ending
      September 30, 1999             .497868           .270698

     Fiscal year ending
      September 30, 2000             .810099           .400511

Purchased Wells
------------------------
     Fiscal year ending
      September 30, 1998             .174667                 0

     Fiscal year ending
      September 30, 1999             .178395                 0

     Fiscal year ending
      September 30, 2000             .007321                 0

                                      (9)

         PRESENT ACTIVITIES

         The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 2000, in which Panhandle owns a royalty or working interest.

                           Gross Wells          Net Wells
                           -----------         ----------
            Oil                 16               .263407
            Gas                 43              1.597584

ITEM 3.  LEGAL PROCEEDINGS

         There were no material legal proceedings involving Panhandle or its subsidiary, PHC, Inc., as of the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Panhandle's security holders during the fourth quarter of the fiscal year ended September 30, 2000.

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

         Quarter Ended                HIGH                LOW
     ----------------------         ---------          ---------
     December 31, 1998              $   8.750          $  5.3125
     March 31, 1999                 $   8.625          $   6.625
     June 30, 1999                  $ 10.6875          $  7.3125
     September 30, 1999             $   9.500          $   7.625
     December 31, 1999              $   9.000          $   6.500
     March 31, 2000                 $   8.250          $   7.000
     June 30, 2000                  $   9.500          $   7.375
     September 30, 2000             $  17.000          $   8.750

         As of November 30, 2000, the approximate number of holders of shares of Panhandle stock were:

         Title of Class                                   Number of Holders
         -----------------------                          -----------------
         Class A Common (Voting) . . . . . . .. . . . . . . . . . . . 2,600




                                      (10)

         During the past two years, cash dividends have been paid as follows on the class A common stock:

               DATE                 RATE PER SHARE
         -----------------          --------------
         December 1998                 $ .06
         March 1999                    $ .07
         June 1999                     $ .07
         September 1999                $ .07
         December 1999                 $ .07
         March 2000                    $ .07
         June 2000                     $ .07
         September 2000                $ .07

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had positive working capital of $1,712,806, an increase of $1,100,587, compared to year-end September 30, 1999. Cash flow from operating activities increased 89% to $5,366,066 for fiscal 2000, as compared to fiscal 1999. This increase was a result of increased oil and gas sales revenues during fiscal 2000, which are discussed in detail in "Results of Operations."

         Capital expenditures on oil and gas activities in fiscal 2000 amounted to $4,089,851, a 72% increase from the $2,382,296 expended in fiscal 1999. This increased spending was principally the result of increased market prices for natural gas and crude oil stimulating new wells to be drilled. As the market prices increased during the year, and have continued to increase into fiscal 2001, well proposals submitted to the Company for drilling participations increased allowing the Company to participate in a record number of wells in fiscal 2000. The Company currently expects fiscal 2001 to be the busiest drilling year in Company history.

         Historically, the Company has funded drilling costs and other capital expenditures, as well as overhead costs and dividend payments, from operating cash flow. However, in fiscal 2000, the Company borrowed $500,000 under it's bank line-of-credit to help fund the above costs and to finance a small acquisition of mineral properties. As of September 30, 2000, the Company had repaid the $500,000 and had no-debt outstanding.

         The Company expects to continue its business strategy of aggressive drilling participation in fiscal 2001, and well into the future. At September 30, 2000, the Company had projected costs of $2,499,116, for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or



                                      (11)
completed. Management currently anticipates spending approximately $5,500,000, for exploration and development costs on its oil and gas properties in fiscal 2001. In addition , the Company will continue to seek acquisitions of producing, and to a lessor extent non-producing mineral properties and working interests in producing wells. These capital costs along with overhead expenses and dividend payments are expected to be funded by cash flow and from borrowings, if needed, under the Company's bank line-of-credit. In addition, the Company has available, approximately 4,000,000 shares of authorized but unissued common stock, which could be used for an asset purchase. Anticipated cash flows are more than sufficient to meet all currently expected capital obligations. As capital expenditure amounts can vary due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, the exact amount of future capital expenditures is not known. Thus, the Company has provided the sources of capital, discussed above, to supplement cash flow from operations, if needed.

RESULTS OF OPERATIONS

         Revenues increased $4,160,499 or 81% in fiscal 2000, as compared to fiscal 1999. The increased revenues were attributable to a $4,014,680 increase in oil and gas sales revenues. Oil and gas sales revenues increased due to large increases in the average sales price for natural gas and crude oil in fiscal 2000, as compared to fiscal 1999 sales prices. In addition, natural gas sales volumes increased 30%. The chart below summarizes the Company's sales volumes and average sales prices for oil and natural gas in fiscal 2000 and 1999.


                                OIL AND GAS SALES

                                      OIL                             GAS
                              -------------------           ------------------------
                              Total      Average            Total           Average
                              -----     ---------           -----          ---------
                               BBLS     Price/BBL            MCF           Price/MCF
   Year-Ended 9/30/00          66,609    $ 27.13          2,454,844         $ 3.03
   Year-Ended 9/30/99          75,891    $ 15.53          1,888,890         $ 2.06

         The increase in gas sales volume was principally due to increased sales volume of natural gas from the Potato Hills field in southeast Oklahoma and from new wells coming on line in western Oklahoma. The Potato Hills field continues to be developed and several wells are expected to be drilled in fiscal 2001. As the price of natural gas increased throughout 2000, the pace of drilling for natural gas increased and the Company continues to have increased opportunities for drilling. Gas production and gas prices are currently expected to increase well into fiscal 2001. A normal winter weather pattern could lead to some natural gas shortages in the upcoming winter months, causing natural gas production and market prices to reach record levels in 2001. The 12% decline in oil production volume from fiscal 1999 to fiscal 2000, is the continuing result of decreased production volume in the Dagger Draw field in New Mexico. This decreased production volume is a continuing result of the wells being shut-in due to low oil prices in late 1998 and early 1999. The well drainage patterns were apparently altered by the shutting-in process. Additional drilling is planned by the two operators in the area. Panhandle will have an interest in several wells expected to be drilled in the Dagger Draw field in fiscal 2001.



                                      (12)

         Costs and Expenses increased $1,073,671 or 24% in fiscal 2000, as compared to fiscal 1999. The increase was principally due to increased production taxes on the increased oil and gas sales revenues of fiscal 2000, increased non-cash depreciation, depletion, amortization and impairment costs (DD&A) and increased general and administrative costs.

         Increased DD&A costs in fiscal 2000, were principally the result of increased production volume during the year, several new wells having initial high production volumes compared to total expected reserve volumes and, in some cases, reserves which were substantially lower than the previous year's estimates. This increase was offset by a reduction in impairment of proved oil and gas properties of approximately $95,000. Impairment results primarily from single well fields which are not expected to produce sufficient future net cash flow to recover the Company's carrying cost based on currently forecast market prices.

         Gross production taxes are paid as a percentage of oil and gas sales revenues. Thus, increased revenues in fiscal 2000 increased gross production taxes paid in fiscal 2000 approximately $314,000, as compared to fiscal 1999. Lease operating expenses continue to increase each year, $181,000 higher in 2000 as compared to 1999, as the Company adds additional working interest wells each year. A component of lease operating expenses, the costs associated with selling natural gas, compression, handling and marketing fees, increases each year as the Company produces more natural gas.

         General and administrative costs increased $285,496, or 25% in fiscal 2000,as compared to fiscal 1999. Approximately $175,000 of this increase, was related to the Non-Employee Director's Deferred Compensation Plan (The Director's Plan). During fiscal 2000, Panhandle's share price increased from a September 30, 1999, price of $7.625 per share to end fiscal 2000 at $14.00 per share. This increase in share price caused recognition of a current year expense based on shares that could currently be issued under the terms of The Director's Plan. The Non-Employee Directors have taken these potential shares, rather than a cash payment, for their Director's fees. In addition, personnel related expenses, including salaries, insurance costs, payroll taxes and ESOP expenses increased during fiscal 2000.

         The provision for income taxes increased in fiscal 2000, due to a much larger income before taxes (as discussed above). The Company continues to be able to utilize tax credits from production of "tight gas sands" natural gas and excess percentage depletion on it's oil and gas properties to reduce its tax liability, resulting in an effective tax rate of 24% in 2000.

         As discussed above, the increase in net income is attributable to increased oil and gas sales revenues, partially offset by increased expenses. Management currently expects natural gas sales price to increase over fiscal 2000 average levels during fiscal 2001. In addition, recent well completions should keep natural gas and crude oil production at equal to or slightly higher than fiscal 2000 levels. The above factors, should allow the Company in fiscal 2001, to continue reporting strong earnings. However, as management has no control over market prices of natural gas or crude oil, substantial price reductions, could affect year 2001 results. Also, unexpected production declines from large volume wells or investments in exploratory well drilling resulting in dry hole costs, could adversely affect 2001 earnings.




                                      (13)

ITEM 7.  FINANCIAL STATEMENTS

         Report of Independent Auditors .............................         15

         Consolidated Balance Sheets
           As of September 30, 2000 and 1999 ........................         16

         Consolidated Statements of Income For The
           Years Ended September 30, 2000 and 1999 ..................         17

         Consolidated Statements of Stockholders' Equity For
           The Years Ended September 30, 2000 and 1999 ..............         18

         Consolidated Statements of Cash Flows For
           The Years Ended September 30, 2000 and 1999 ..............         19

         Notes To Consolidated Financial Statements .................      20-33


                                      (14)

                         Report of Independent Auditors


Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                               ERNST & YOUNG LLP
November 27, 2000



                                      (15)

                            Panhandle Royalty Company

                           Consolidated Balance Sheets

                                                                             SEPTEMBER 30,
                                                                        2000              1999
                                                                   -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $     815,912     $     213,207
   Oil and gas sales receivable                                        1,955,590         1,134,153
   Prepaid expenses                                                        3,817             4,132
                                                                   -------------     -------------
Total current assets                                                   2,775,319         1,351,492

Property and equipment, at cost, based on successful
   efforts accounting:
     Producing oil and gas properties                                 27,282,697        24,074,383
     Nonproducing oil and gas properties                               6,154,159         5,804,543
     Furniture and fixtures                                              280,877           263,695
                                                                   -------------     -------------
                                                                      33,717,733        30,142,621
     Less accumulated depreciation, depletion and amortization
                                                                      20,390,441        18,337,952
                                                                   -------------     -------------
Net properties and equipment                                          13,327,292        11,804,669

Other assets                                                             107,716           107,716
                                                                   -------------     -------------
                                                                   $  16,210,327     $  13,263,877
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities (Note 8)               $     703,917     $     522,269
   Gas imbalance liability                                                55,527            44,380
   Dividends payable                                                       7,742            33,296
   Income taxes payable                                                  249,327            46,328
   Deferred income taxes                                                  46,000            93,000
                                                                   -------------     -------------
Total current liabilities                                              1,062,513           739,273

Deferred income taxes                                                  1,794,000         1,476,000

Stockholders' equity:
   Class A voting common stock, $.0333 par value;
     6,000,000 shares authorized, 2,060,206 issued and
     outstanding (2,056,990 in 1999)
                                                                          68,673            68,566
   Capital in excess of par value                                        608,280           587,058
   Retained earnings                                                  12,676,861        10,392,980
                                                                   -------------     -------------
Total stockholders' equity                                            13,353,814        11,048,604
                                                                   -------------     -------------
                                                                   $  16,210,327     $  13,263,877
                                                                   =============     =============


See accompanying notes

                                      (16)

                            Panhandle Royalty Company

                        Consolidated Statements of Income


                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  2000                1999
                                                            ---------------     ---------------
Revenues:
   Oil and gas sales                                        $     9,091,920     $     5,077,240
   Lease bonuses and rentals                                         82,030              10,773
   Interest                                                          17,689              10,253
   Other                                                             86,335              19,209
                                                            ---------------     ---------------
                                                                  9,277,974           5,117,475

Costs and expenses:
   Lease operating expenses and production taxes                  1,458,935             963,804
   Exploration costs                                                514,739             535,431
   Depreciation, depletion, amortization and impairment           2,052,489           1,737,453
   General and administrative                                     1,450,241           1,164,745
   Interest expense                                                  15,643              16,943
                                                            ---------------     ---------------
                                                                  5,492,047           4,418,376
                                                            ---------------     ---------------
Income before provision (benefit) for income taxes                3,785,927             699,099

Provision (benefit) for income taxes                                925,000             (35,000)
                                                            ---------------     ---------------
Net income                                                  $     2,860,927     $       734,099
                                                            ===============     ===============

Basic earnings per share                                    $          1.39     $           .36
                                                            ===============     ===============
Diluted earnings per share                                  $          1.38     $           .36
                                                            ===============     ===============


See accompanying notes.


                                      (17)

                            Panhandle Royalty Company

                 Consolidated Statements of Stockholders' Equity


                                                  COMMON STOCK              CAPITAL IN
                                        ------------------------------       EXCESS OF          RETAINED
                                           SHARES            AMOUNT          PAR VALUE          EARNINGS            TOTAL
                                        ------------      ------------      ------------      ------------      ------------
Balances at September 30, 1998             2,047,602      $     68,254      $    515,823      $ 10,220,166      $ 10,804,243

Purchase and cancellation of common
   shares                                       (237)               (9)           (1,835)               --            (1,844)
Issuance of common shares to ESOP              9,625               321            73,070                --            73,391
Dividends declared ($.27 per share)               --                --                --          (561,285)         (561,285)
Net income                                        --                --                --           734,099           734,099
                                        ------------      ------------      ------------      ------------      ------------
Balances at September 30, 1999             2,056,990            68,566           587,058        10,392,980        11,048,604

Purchase and cancellation of common
   shares                                     (3,368)             (112)          (70,798)               --           (70,910)
Issuance of common shares to ESOP              6,584               219            92,020                --            92,239
Dividends declared ($.28 per share)               --                --                --          (577,046)         (577,046)
Net income                                        --                --                --         2,860,927         2,860,927
                                        ------------      ------------      ------------      ------------      ------------

Balances at September 30, 2000             2,060,206      $     68,673      $    608,280      $ 12,676,861      $ 13,353,814
                                        ============      ============      ============      ============      ============


See accompanying notes.


                                      (18)

                            Panhandle Royalty Company

                      Consolidated Statements of Cash Flows


                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                      2000                 1999
                                                                                ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                      $     2,860,927      $       734,099
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion, amortization, and impairment                            2,052,489            1,737,454
     Deferred income taxes, net of transfer in 1999 of
       $105,000 (none in 2000)                                                          271,000                6,000
     Exploration costs                                                                  514,739              535,431
     Common stock issued to Employee Stock Ownership Plan
                                                                                         92,239               73,391
     Cash provided (used) by changes in assets and liabilities:
       Oil and gas sales and other receivables                                         (821,437)            (417,505)
       Income taxes receivable                                                               --              152,090
       Prepaid expenses                                                                     315               23,259
       Accounts payable and accrued liabilities                                         192,795              (53,764)
       Income taxes payable                                                             202,999               46,328
                                                                                ---------------      ---------------
Total adjustments                                                                     2,505,139            2,102,684
                                                                                ---------------      ---------------
Net cash provided by operating activities                                             5,366,066            2,836,783

CASH FLOWS FROM INVESTING ACTIVITIES OF PROPERTY AND EQUIPMENT
Capital expenditures, including dry hole costs                                       (4,089,851)          (2,382,296)
                                                                                ---------------      ---------------
Net cash used in investing activities                                                (4,089,851)          (2,382,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit                                                         500,000              300,000
Payments of loan principal                                                             (500,000)            (300,000)
Purchase and cancellation of common shares                                              (70,910)              (1,844)
Payments of dividends                                                                  (602,600)            (559,646)
                                                                                ---------------      ---------------
Net cash used in financing activities                                                  (673,510)            (561,490)
                                                                                ---------------      ---------------
Increase (decrease) in cash and cash equivalents                                        602,705             (107,003)

Cash and cash equivalents at beginning of year                                          213,207              320,210
                                                                                ---------------      ---------------
Cash and cash equivalents at end of year                                        $       815,912      $       213,207
                                                                                ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                   $        15,643      $        16,943
Income taxes paid (received), net of refunds                                            451,167             (239,418)



See accompanying notes


                                      (19)

                            Panhandle Royalty Company

                  Notes to Consolidated Financial Statements

                         September 30, 2000 and 1999



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

OIL AND GAS SALES

The Company sells oil and natural gas to various customers, recognizing revenues as oil and gas is produced and sold. Substantially all of the Company's accounts receivable are due from purchasers of oil and natural gas or operators of the oil and gas properties. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 2000.

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

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT

Depreciation, depletion and amortization of the costs of producing oil and gas properties are generally computed using the units of production method primarily on a separate-property basis using proved reserves as estimated annually by an independent petroleum engineer. Depreciation of furniture and fixtures is computed using the straight-line method over estimated productive lives of five to eight years.

The Company has significant royalty interests in wells for which the Company does not share in the costs associated with the wells. Estimated costs of future dismantlement, restoration and abandonment of wells in which the Company owns a working interest are



                                      (20)

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

not expected to differ significantly from the estimated salvage value of equipment from such wells and, accordingly, no accrual of such costs is included in the accompanying consolidated financial statements.

Nonproducing oil and gas properties include nonproducing minerals, which have a net book value of $4,110,879 at September 30, 2000, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities is expected to be made within this time frame. Impairment of nonproducing oil and gas properties is recognized based on experience and management judgment.

In accordance with the provisions of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $262,998 and $357,891, respectively, for 2000 and 1999, which are included in depreciation, depletion, amortization and impairment expense. The majority of the impairment recognized in 2000 and 1999 relates to single well fields on which the Company does not expect sufficient future net cash flow to recover its carrying cost.

ENVIRONMENTAL COSTS

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2000, there were no such costs accrued.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


                                      (21)

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCTION IMBALANCES

During the course of normal production operations, joint interest owners will, from time to time, take more or less than their ownership share of natural gas volumes from jointly-owned wells. These volumetric imbalances are monitored over the life of the well to achieve balancing, or to minimize imbalances, by the time reserves are depleted, with final cash settlements made under a variety of arrangements at that time. The Company follows the sales method of accounting for imbalances. A liability is recorded only if takes of natural gas volumes from jointly-owned wells exceed the Company's interest in the well's remaining estimated natural gas reserves. At September 30, 2000 and 1999, the Company's net liability for natural gas production imbalances of approximately 31,671 mcf and 28,500 mcf amounted to $55,527 and $44,380, respectively.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share ("EPS") is calculated using net income divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares (Note 6).

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following information is provided regarding the estimated fair value of the Company's financial instruments at September 30, 2000 and 1999:

         Cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued liabilities are each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.




                                      (22)

                           Panhandle Royalty Company

2. INCOME TAXES

The Company's provision (benefit) for income taxes is detailed as follows:

                                    2000          1999
                                 ----------    ----------
          Current:
             Federal             $  647,000    $   59,000
             State                    7,000         5,000
                                 ----------    ----------
                                    654,000        64,000

          Deferred:
             Federal                244,000       (87,000)
             State                   27,000       (12,000)
                                 ----------    ----------
                                    271,000       (99,000)
                                 ----------    ----------
                                 $  925,000    $  (35,000)
                                 ==========    ==========

The difference between the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to income before provision (benefit) for income taxes is analyzed below:

                                                     2000          1999
                                                  ----------    ----------
Provision for income taxes at statutory rate      $1,325,074    $  244,685
Percentage depletion                                (368,687)     (196,401)
Tight-sands gas credits                              (59,359)      (69,959)
State income taxes, net of federal benefit            22,125        (4,550)
Other                                                  5,847        (8,775)
                                                  ----------    ----------
                                                  $  925,000    $  (35,000)
                                                  ==========    ==========


                                      (23)

                           Panhandle Royalty Company

2. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                2000         1999
                                                             ----------   ----------
Deferred tax liabilities:
   Capitalized costs and related depreciation, depletion,
     amortization and impairment                             $1,794,000   $1,505,000
   Cash basis of accounting for income tax purposes              46,000       93,000
                                                             ----------   ----------
                                                              1,840,000    1,598,000

Deferred tax assets:
   Percentage depletion carryforward                                 --       17,000
   Alternative minimum tax credit carryforwards                      --       12,000
                                                             ----------   ----------
                                                                     --       29,000
                                                             ----------   ----------
Net deferred tax liabilities                                 $1,840,000   $1,569,000
                                                             ==========   ==========

3. LONG-TERM DEBT

The Company has a revolving line of credit agreement with a bank, which extends through December 31, 2002, for borrowings up to $5,000,000, which bear interest at the bank's base rate minus .25% (9.25% at September 30, 2000). Any outstanding borrowings are unsecured but subject to a negative pledge on all of the Company's oil and gas properties and are payable in full, with accrued and unpaid interest, December 31, 2002. The Company is required to pay an annual fee of .06% for the unused portion of the line of credit. There was no balance outstanding at September 30, 2000 and 1999.

The agreement contains various restrictions which, among other things, require the Company to maintain, at the end of each quarter, positive net income for the preceding twelve-month period. Additionally, the Company is restricted from incurring certain indebtedness, selling oil and gas properties for which the proceeds received exceed $250,000, acquiring treasury stock in any one year in excess of $250,000 and paying or declaring cash dividends exceeding fifty percent of the cash flow from operations, as defined, of the preceding twelve-month period.


                                      (24)

                           Panhandle Royalty Company

4. DIVIDENDS PAYABLE

Dividends payable represent accrued dividends which are due and payable, but have not been paid for various reasons, including questions concerning estates of deceased stockholders, unlocatable shareholders or questions of ownership of the underlying shares.

5. STOCKHOLDERS' EQUITY

On February 26, 1999, the Company's Board of Directors approved a proposal to
(1) amend the Company's duration from fifty years to perpetuity; (2) amend the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 1,000,000 shares to 6,000,000 shares; (3) effect a 3-for-1 stock split of the outstanding Class A Common Stock and a corresponding reduction of the par value per share from $.10 to $.0333; (4) adopt amendments to the Articles of Incorporation to change voting rights from one vote per stockholder to one vote per share; and (5) amend the Articles of Incorporation to provide that generally any merger, consolidation, liquidation or dissolution of the Company or sale of substantially all of the assets of the Company requires the affirmative vote of the holders of 66-2/3% or more of the Company's outstanding Class A Common Stock. On May 7, 1999, these proposals were put forth to a vote of the stockholders, for which a majority of the stockholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A Common Stock split was effected in the form of a stock dividend, distributed on June 1, 1999, to stockholders of record on May 7, 1999.

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


                                      (25)

                           Panhandle Royalty Company

6. EARNINGS PER SHARE (CONTINUED)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                        2000          1999
                                                                     ----------    ----------
Numerator for primary and diluted earnings per share:
   Net income                                                        $2,860,927    $  734,099
                                                                     ==========    ==========

Denominator:
   For basic earnings per share--weighted average shares
                                                                      2,055,470     2,047,507
   Effect of potential diluted shares:
     Directors' deferred compensation shares                             21,960        16,399
                                                                     ----------    ----------
Denominator for diluted earnings per share--adjusted weighted
   average shares and potential shares                                2,077,430     2,063,906
                                                                     ==========    ==========

Basic earnings per share                                             $     1.39    $      .36
                                                                     ==========    ==========

Diluted earnings per share                                           $     1.38    $      .36
                                                                     ==========    ==========

7. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 2000 or 1999) or the Company's common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 108,209 shares of the Company's common stock held by the plan as of September 30, 2000, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:

               YEAR                      SHARES         AMOUNT
               ----                      ------         -------
               2000                       6,584         $92,239
               1999                       9,625         $73,391


                                      (26)

                           Panhandle Royalty Company

8. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Effective November 1, 1994, the Company formed the Panhandle Royalty Company Deferred Compensation Plan for Non-Employee Directors (the "Plan"). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These shares are unissued and vest at the date of grant. The shares are credited to each director's deferred fee account at the fair market value of the stock at the date of grant and are adjusted for changes in market value subsequent thereto. Upon retirement, termination or death of the director, or upon change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the director's discretion, for the fair market value of the shares on the conversion date as defined by the Plan. As of September 30, 2000, 21,960 shares (16,399 shares at September 30, 1999) are included in the Plan. The Company has accrued $307,444 at September 30, 2000 ($132,727 at September 30, 1999) in connection with the Plan which is included in accrued liabilities in the accompanying consolidated balance sheet ($174,717 and $9,072 was charged to the results of operations for the years ended September 30, 2000 and 1999, respectively, and is included in general and administrative expense in the accompanying income statement).

9. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

All oil and gas producing activities of the Company are conducted within the United States (principally Oklahoma and New Mexico) and represent substantially all of the business activities of the Company.

The Company has interests in a field of properties, the production on which was sold to one purchaser, which accounted for approximately 26% of the Company's gas revenues in fiscal 2000. The operator of the wells in this field has entered into contracts to sell and deliver a substantial quantity of the gas volumes produced from this field at a weighted average minimum price of $4.47 and a weighted average maximum price of $5.41 per MMbtu. The contracts relate to volumes produced from November 1, 2000 through March 31, 2001.


                                      (27)

                           Panhandle Royalty Company

9. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

AGGREGATE CAPITALIZED COSTS

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion and amortization is as follows:

                                                                   SEPTEMBER 30,
                                                                2000            1999
                                                            ------------    ------------
Producing properties                                        $ 27,282,697    $ 24,074,385
Nonproducing properties                                        6,154,159       5,804,543
                                                            ------------    ------------
                                                              33,436,856      29,878,928
Accumulated depreciation, depletion and amortization         (20,164,045)    (18,133,674)
                                                            ------------    ------------
Net capitalized costs                                       $ 13,272,811    $ 11,745,254
                                                            ============    ============

COSTS INCURRED

During the reporting period, the Company incurred the following costs in oil and gas producing activities:

                                    2000         1999
                                 ----------   ----------
Property acquisition costs       $  528,691   $  445,827
Exploration costs                 1,776,773      514,546
Development costs                 1,765,401    1,399,795
                                 ----------   ----------
                                 $4,070,865   $2,360,168
                                 ==========   ==========

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED)

The following unaudited information regarding the Company's oil and natural gas reserves is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through


                                      (28)

                           Panhandle Royalty Company

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

existing wells with existing equipment and operating methods. Because the Company's nonproducing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico, and Texas, it is not economically feasible for the Company to provide estimates of all proved undeveloped reserves. The Company directs its independent petroleum engineering firm to include proved undeveloped reserves in certain areas of western and eastern Oklahoma and New Mexico in the scope of properties which are evaluated for the Company. Due to field production allowable rules in the Dagger Draw field of New Mexico only those proved undeveloped reserves which the Company felt could be drilled, under existing allowable rules, have been included. Should the allowable rules be amended and/or production volumes change significantly, additional proved undeveloped reserves in the Dagger Draw field of New Mexico may be added in the future.

The Company's net proved (including certain undeveloped reserves described above) oil and gas reserves as of September 30, 2000 and 1999, have been estimated by Campbell & Associates, Inc., an independent petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 2000 and 1999. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.


                                      (29)

                           Panhandle Royalty Company

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following table presents the Company's net proved (including certain undeveloped reserves described above) oil and gas reserve quantities as estimated by Campbell & Associates, Inc., an independent petroleum engineering firm, as of September 30, 2000 and 1999, and the changes in reserves for the years then ended:

                                                  PROVED RESERVES
                                               ----------------------
                                                 OIL           GAS
                                               (Mbarrels)     (Mmcf)
                                               ----------    --------
September 30, 1998                                    777      11,661

Revisions of previous estimates (1)(2)                (32)        709
Purchases of reserves in place                         11         181
Extensions and discoveries                             41       2,453
Production                                            (76)     (1,889)
                                               ----------    --------
September 30, 1999                                    721      13,115

Revisions of previous estimates (2)                   (81)        396
Purchases of reserves in place                          6         147
Extensions and discoveries                             81       3,186
Production                                            (67)     (2,455)
                                               ----------    --------
September 30, 2000                                    660      14,389
                                               ==========    ========

(1) Oil and gas revisions are primarily related to those reserves which were economically recoverable at the higher prices which existed at September 30, 1998, which are not economically recoverable at prices existing at September 30, 1999.

(2) Gas revisions are primarily related to those reserves which were economically recoverable at the higher prices which existed at September 30, 2000, which were not economically recoverable at prices existing at September 30, 1999. In 2000 and 1999, oil reserves were also revised downward from 1998 due to a decline in production of certain New Mexico properties after being shut-in for several months in 1999 due to depressed oil prices.


                                      (30)

                           Panhandle Royalty Company

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

                               PROVED DEVELOPED RESERVES    PROVED UNDEVELOPED RESERVES
                               --------------------------   ----------------------------
                                  OIL             GAS          OIL               GAS
                               (Mbarrels)        (Mmcf)     (Mbarrels)          (Mmcf)
                               ----------      ----------   ----------        ----------
September 30, 1998                    498          10,103          279             1,558
                               ==========      ==========   ==========        ==========
September 30, 1999                    433          11,519          288             1,596
                               ==========      ==========   ==========        ==========
September 30, 2000                    409          11,585          251             2,804
                               ==========      ==========   ==========        ==========

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

                                                                         SEPTEMBER 30,
                                                                      2000           1999
                                                                  ------------   ------------
Future cash inflows                                               $ 78,668,350   $ 52,222,440
Future production costs                                             12,308,320      9,047,782
Future development costs                                             1,273,629      1,183,278
                                                                  ------------   ------------
Future net cash inflows before future income tax expenses           65,086,401     41,991,380

Future income tax expense                                           18,332,743     11,570,726
                                                                  ------------   ------------
Future net cash flows                                               46,753,658     30,420,654

10% annual discount                                                 15,892,344     10,348,756
                                                                  ------------   ------------
Standardized measure of discounted future net cash flows          $ 30,861,314   $ 20,071,898
                                                                  ============   ============


                                      (31)

                           Panhandle Royalty Company

10. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

Changes in the standardized measure of discounted future net cash flows are as follows:

                                                              2000            1999
                                                          ------------    ------------
Beginning of year                                         $ 20,071,898    $ 11,333,512
Changes resulting from:
   Sales of oil and gas, net of production costs            (7,632,985)     (4,113,436)
   Net change in sales prices and production costs          11,642,854       9,872,435
   Net change in future development costs                      (60,124)         (2,287)
   Extensions and discoveries                                8,886,844       4,447,477
   Revisions of quantity estimates                            (221,761)        797,470
   Purchases of minerals-in-place                              438,663         406,875
   Accretion of discount                                     2,007,190       1,133,351
   Net change in income taxes                               (4,807,558)     (3,806,471)
   Change in timing and other, net                             536,293           2,972
                                                          ------------    ------------
End of year                                               $ 30,861,314    $ 20,071,898
                                                          ============    ============

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations.

                                                              FISCAL 2000
                                           ----------------------------------------------------
                                                             QUARTER ENDED
                                           ----------------------------------------------------
                                           DECEMBER 31    MARCH 31     JUNE 30     SEPTEMBER 30
                                           -----------   ----------   ----------   ------------
Revenues                                   $ 1,650,961   $2,240,986   $2,410,493   $  2,975,534
Income before provision for income
   taxes (A)                                   406,258    1,002,720    1,253,740      1,123,209
Net income (B)                                 364,258      722,720      943,740        830,209
Basic earnings per share                   $       .18   $      .35   $      .46   $        .40
Diluted earnings per share                 $       .18   $      .35   $      .46   $        .39


                                      (32)

                           Panhandle Royalty Company

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                              FISCAL 1999
                                           ----------------------------------------------------
                                                             QUARTER ENDED
                                           ----------------------------------------------------
                                           DECEMBER 31    MARCH 31     JUNE 30     SEPTEMBER 30
                                           -----------   ----------   ----------   ------------
Revenues                                   $ 1,042,473   $  941,670   $1,542,780   $  1,590,552
Income (loss) before provision
   for income taxes (A)                          6,097     (119,745)     489,624        323,123
Net income (B)                                   6,097      (75,745)     408,624        395,123
Basic earnings per share                   $        --   $     (.04)  $      .20   $        .20
Diluted earnings per share                 $        --   $     (.04)  $      .20   $        .20

(A) Fourth quarter income before provision for income taxes includes an SFAS 121 charge of $112,998 and $267,891 for 2000 and 1999, respectively.

(B) Year-end adjustments to the Company's provision for income taxes caused the effective rate for 2000 and 1999 to be less than that estimated during the previous three quarters. The effect of this difference is reflected in the fourth quarter net income above.

                                      (33)

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT

                Listed below are the names, ages and positions, as of November 30, 2000, of the directors and executive officers of the Company. The Company's bylaws provide for seven directors who are elected for staggered three-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities until their successors are duly appointed by the directors.

                                    DIRECTORS

                                                              Served As
                                                   Term       Director
Name                    Age   Position & Offices  Expires      Since
----                    ---   ------------------  -------     --------
Michael A. Cawley (b)    53   Director              2001        1991

Sam J. Cerny (a)(d)      68   Director              2003        1993

E. Chris Kauffman (b)(c) 60   Director              2003        1991

H W Peace II (b)         65   Director, Chief       2002        1991
                              Executive Officer,
                              President

Ray H. Potts   ( c)      68   Director              2001        1997

Robert A. Reece (a)(c)   56   Director              2002        1986

Jerry L. Smith (a)       60   Director, Chairman    2002        1987
                              of the Board

----------
         (a)  Member of Audit Committee
         (b)  Member of Compensation Committee
         (c)  Member of Retirement Committee
         (d) The sale of 500 shares on June 27, 2000 and 4,300 shares on June 29, 2000 of Panhandle Royalty Company class A common stock, were not reported by Mr. Cerny on FORM 4, until August 8, 2000.


                                      (34)

                               EXECUTIVE OFFICERS

                                                                         Held Office
Name                             Age          Position & Offices           Since
----                             ---          ------------------         -----------
Jerry L. Smith                    60          Chairman of the               1997
                                              Board, Director

H W Peace II                      65          Director, Chief               1991
                                              Executive Officer,
                                              President

Michael C. Coffman                47          Vice President,               1990
                                              Chief Financial Officer,
                                              Secretary/Treasurer

Wanda C. Tucker                   63          Vice President of             1990
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

                E. Chris Kauffman is a vice-president of Campbell-Kauffman, Inc., an independent insurance agency in Oklahoma City. He has been involved with the agency since it was formed in 1981. He is also Chairman of the Central Oklahoma Transportation & Parking Authority Trust.

                Robert A. Reece is an attorney, and for the last five years has been of counsel with the firm of Crowe & Dunlevy. He is active in the management of his family's investments. He is also a director of National Bank of Commerce.

                H W Peace II holds bachelors and masters degrees in geology. For thirty-six years he has been employed as a geologist, in management or as an officer and/or director in the petroleum industry. He has been employed by Union Oil Company of California, Cotton Petroleum and Hadson Petroleum Corporation. He has been president of the Company since 1991.

                Ray H. Potts holds a master's degree in geology from the University of Missouri. He was employed for six years as an exploration geologist for the Pure Oil Company and in


                                      (35)

1967 formed Potts-Stephenson Exploration Company, later changed to PSEC, Inc. In 1997 PSEC, Inc. was sold to ONEOK Resources Company. Mr. Potts is currently active in the oil and gas industry and has been involved in several national and state trade associations, geological societies and numerous civic activities.

                Jerry L. Smith for the last ten years has been the owner of Smith Capital Corporation in Dallas. This corporation is a private investment firm focusing on commercial real estate and securities. Mr. Smith also is a past Treasurer and Director of the Association of Graduates of the United States Air Force Academy.

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


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

                                  Annual Compensation
Name and                    ---------------------------------------
Principal
Position         Year        Salary        Bonus         All Other
--------         ----       --------      -------       -----------
H W Peace II     2000       $128,000      $18,100       $21,915 (1)
President &      1999       $125,000      $13,100       $20,715 (1)
Chief Exec.      1998       $122,500      $25,600       $22,215 (1)
Officer

----------
         (1) Represents the value of 1,565 shares for 2000, and 2,538 shares for 1998, and 2,106 shares for 1997, of Company stock contributed to the Panhandle Employee Stock Ownership Plan
                  (ESOP) on Mr. Peace's behalf. The ESOP is a defined contribution plan, non-voluntary and non-contributory and serves as the retirement plan for the Company's employees. Contributions are at the discretion of the board of directors and, to date, all contributions have been made in shares of Company stock. Contributions are allocated to all participants in proportion to their salaries for the plan year and 100% vesting occurs after three year's of service.


                                      (36)

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

                In addition to the above, Jerry Smith, chairman of the board of directors, who is not an employee of the Company, is entitled to receive a $100 per hour fee for time spent, other than board or committee meetings, on Company business. During fiscal 2000 and 1999, no payments were made to Mr. Smith under this arrangement.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                As of November 30, 2000, the following person or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, was known to Panhandle to be the only beneficial owner of more than five percent of the outstanding shares of Panhandle's class A common stock.

                          Amount And Nature Of              Percent Of
        Name               Beneficial Ownership               Class
------------------        ---------------------             ----------
Robert Robotti            103,104 shares, shared voting            5.0%
c/o  Robotti & Company     and investment powers
Incorporated,
52 Vanderbilt Avenue,
New York, NY 10017


                SECURITY OWNERSHIP OF MANAGEMENT

                The following table sets forth, as of September 30, 2000, all shares of class A common stock held beneficially, directly or indirectly by each director and by all directors and officers as a group (excluding certain shares that may be issued under the Non-Employee Directors' Deferred Compensation Plan (see Item 10. EXECUTIVE COMPENSATION and Item 7. FINANCIAL STATEMENTS, Note B)).


                                      (37)

                          Amount And Nature Of              Percent Of
        Name               Beneficial Ownership               Class
------------------        ---------------------             ----------
Michael A. Cawley (A)     300 shares, sole voting               *
                          and investment powers

Sam J. Cerny (B)          300 shares, sole voting               *
                          and investment powers

E. Chris Kauffman (C)     9,300 shares, shared voting           *
                          and investment powers

H W Peace II (D)          29,267 shares, shared voting         1.3%
                          and investment powers

Ray H. Potts (E)          1,480 shares, sole voting             *
                          and investment powers

Robert A. Reece (F)       16,044 shares, sole voting            *
                          and investment powers

Jerry L. Smith (G)        21,072 shares, sole voting           1.0%
                          and investment powers

All directors and         38,567 shares, shared                1.9%
officers as a             voting and investment
group (9 persons)         powers

                          78,286 shares, sole voting           3.8%
                          and investment powers

                          116,853 shares total                 5.7%


----------
* less than 1.0%

(A)  P.O. Box 2180, Ardmore, OK  73402
(B)  3330 Liberty Twr, 100 N. Broadway, Okla. City, OK  73102
(C)  9705 North Broadway Ext. - Suite #200, Okla. City, OK  73114
(D)  5400 N.W. Grand Blvd - Suite #210, Okla. City, OK  73112
(E)  100 N. Broadway - Suite #3200, Okla. City, OK  73102
(F)  6403 N. Grand Blvd.  - Suite #204, Okla. City, OK  73116
(G)  5944 Luther Lane - Suite #401, Dallas, TX  75225


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     N O N E


                                      (38)

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

                  By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

         (4) Instruments defining the rights of security holders (Incorporated by reference to Articles of Incorporation and By-Laws listed above)

         (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

         (21)     Subsidiaries of the Registrant

         (27)     Financial Data Schedule


                REPORTS ON FORM 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 2000.



                                      (39)

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PANHANDLE ROYALTY COMPANY



                                                By: /s/ H W PEACE II
                                                    ----------------------------
                                                    H W Peace II, Chief
                                                    Executive Officer,
                                                    President, Director

                                                Date:   December 19, 2000
                                                       ------------------

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ JERRY L. SMITH                            /s/ E. CHRIS KAUFFMAN
--------------------------                    -----------------------------
Jerry L. Smith, Chairman of Board             E. Chris Kauffman, Director

Date    December 19, 2000                     Date    December 19, 2000
     ---------------------                         --------------------

 /s/ ROBERT A. REECE                           /s/ RAY H. POTTS
--------------------------                    -----------------------------
Robert A. Reece, Director                     Ray H. Potts, Director

Date    December 19, 2000                     Date    December 19, 2000
     ---------------------                         --------------------

 /s/ SAM J. CERNY                              /s/ MICHAEL A. CAWLEY
--------------------------                    -----------------------------
Sam J. Cerny, Director                        Michael A. Cawley, Director

Date    December 19, 2000                     Date    December 19, 2000
     ---------------------                          --------------------


 /s/ MICHAEL C. COFFMAN
--------------------------
Michael C. Coffman, Vice President
Treasurer and Secretary
(Principal Financial and Accounting
 Officer)

Date    December 19, 2000
     ----------------------



                                      (40)

INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  21            SUBSIDIARIES OF PANHANDLE ROYALTY COMPANY AT SEPTEMBER 30, 2000

  27            Financial Data Schedule