Form 10QSB
period 2000-12-31
PANHANDLE ROYALTY CO
filed 2001-02-08
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended             December 31, 2000
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

Outstanding shares of Class A Common stock (voting) at January 31, 2001:
2,060,060
---------

                                      INDEX



                                                                                            Page
Part I. Financial Information

        Item 1. Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                  December 31, 2000 (unaudited) and
                  September 30, 2000........................................................ 1

                  Condensed Consolidated Statements of Income -
                  Three months ended December 31, 2000 AND 1999
                  (unaudited)............................................................... 2


                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended December 31, 2000 and 1999
                  (unaudited)............................................................... 3

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited).................................................... 4

        Item 2. Management's discussion and analysis of financial
                  condition and results of operations....................................... 5

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K............................................ 6

PART I.     FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at December 31, 2000 is unaudited)

                                                                 December 31,        September 30,
                                                                     2000                2000
                                                                 ------------        -------------
         Assets

Current assets:
         Cash and cash equivalents                               $ 1,084,220          $   815,912
         Oil and gas sales and other receivables                   2,371,104            1,955,590
         Prepaid expenses                                             19,006                3,817
                                                                 -----------          -----------

Total current assets                                               3,474,330            2,775,319

Properties and equipment, at cost, based on
         successful efforts accounting
                  Producing oil and gas properties                29,019,548           27,282,697
                  Non producing oil and gas properties             6,388,310            6,154,159
                  Other                                              280,877              280,877
                                                                 -----------          -----------
                                                                  35,688,735           33,717,733
         Less accumulated depreciation,
                  depletion and amortization                      20,854,078           20,390,441
                                                                 -----------          -----------

Net properties and equipment                                      14,834,657           13,327,292

Other assets                                                         107,716              107,716
                                                                 -----------          -----------

                                                                 $18,416,703          $16,210,327
                                                                 ===========          ===========

         Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable, accrued liabilities
                  and gas imbalance liability                    $ 1,417,767          $   759,444
         Dividends payable                                           296,150                7,742
         Income taxes payable                                        269,143              249,327
         Deferred income taxes                                        34,000               46,000
                                                                 -----------          -----------

Total current liabilities                                          2,017,060            1,062,513

Deferred income taxes                                              2,094,000            1,794,000


Stockholders' equity
         Class A voting Common Stock, $.0333 par value;
                 6,000,000 shares authorized,
                 2,060,060 issued and outstanding at
                 December 31,2000 and 2,060,206 at
                 September 30, 2000                                   68,669               68,673
         Capital in excess of par value                              606,425              608,280
         Retained earnings                                        13,630,549           12,676,861
                                                                 -----------          -----------

Total stockholders' equity                                        14,305,643           13,353,814
                                                                 -----------          -----------
                                                                 $18,416,703          $16,210,327
                                                                 ===========          ===========



                                      (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)



                                                                       Three Months Ended December 31,
                                                                           2000                1999
                                                                       -----------         -----------
Revenues:
       Oil and gas sales                                                $3,420,056          $1,627,739
       Lease bonuses and rentals                                             2,685                 440
       Interest                                                             12,805               1,413
       Other                                                                38,675              21,369
                                                                        ----------          ----------
                                                                         3,474,221           1,650,961

Costs and expenses:
       Lease operating expenses
          and production taxes                                             415,145             271,658
       Exploration costs                                                   216,123              85,751
       Depreciation, depletion,
          amortization
          and impairment                                                   463,637             479,877
       General and administrative                                          467,006             407,417
                                                                        ----------          ----------
                                                                         1,561,911           1,244,703
                                                                        ----------          ----------

       Income before provision
          for income taxes                                               1,912,310             406,258

Provision for income taxes                                                 526,000              42,000
                                                                        ----------          ----------

Net income                                                              $1,386,310          $  364,258
                                                                        ==========          ==========

Basic earnings per share (Note 4)                                       $      .67          $      .18
                                                                        ==========          ==========

Diluted earnings per share (Note 4)                                     $      .67          $      .18
                                                                        ==========          ==========

Dividends declared and paid in the
       quarter ended December 31,                                       $      .07          $      .07
                                                                        ==========          ==========

Dividends declared for and to be
       paid in the quarter ended
       March 31 (Note 6)                                                $      .14          $      .07
                                                                        ==========          ==========



                                      (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                      Three Months Ended December 31,
                                                                          2000                 1999
                                                                     -------------         -----------
Cash flows from operating activities:
       Net income                                                    $ 1,386,310           $   364,258
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       depreciation, depletion and amortization                          463,637               479,877
       Exploration costs                                                 216,123                85,751
       Provision for deferred income taxes                               288,000                    --
       Cash provided (used) by changes in assets
           and liabilities:
       oil and gas sales and other receivables                          (415,514)               14,371
       Prepaid expenses and other assets                                 (15,189)              (15,713)
       Income taxes payable                                               19,816                17,249
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable                 658,323              (147,509)
                                                                     -----------           -----------
       Total adjustments                                               1,215,196               434,026
                                                                     -----------           -----------

       Net cash provided by operating activities                       2,601,506               798,284


Cash flows from investing activities:
       Purchase of and development of
           properties and equipment                                   (2,187,125)             (829,829)
                                                                     -----------           -----------

       Net cash used in investing activities                          (2,187,125)             (829,829)


Cash flows from financing activities:
       Borrowings under line of credit                                        --               200,000
       Acquisition of company's common shares                             (1,859)                   --
       Payment of dividends                                             (144,214)             (144,409)
                                                                     -----------           -----------
           Net cash provided (used) by financing activities             (146,073)               55,591
                                                                     -----------           -----------
       Increase (decrease) in cash and cash equivalents                  268,308                24,046
       Cash and cash equivalents at beginning of period                  815,912               213,207
                                                                     -----------           -----------
       Cash and cash equivalents at end of period                    $ 1,084,220           $   237,253
                                                                     ===========           ===========

Supplemental disclosure of cash flow information:
Interest paid                                                        $        --           $     1,583

Income taxes paid                                                        218,184                24,751
                                                                     -----------           -----------
                                                                     $   218,184           $    26,334
                                                                     ===========           ===========


                            (See accompanying notes)



                                      (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month periods ended December 31, 2000 and 1999 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

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

3. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:


                                             Three Months Ended December 31,

                                                2000                 1999
                                             -----------         -----------
Numerator for primary
       and diluted earnings
       per share:
   Net income                                $1,386,310          $  364,258
                                             ==========          ----------

Denominator:
   For basic earnings per share
   Weighted average shares                    2,060,168           2,056,986

Effect of potential diluted shares:
   Directors deferred
   Compensation shares                           22,787              17,771
                                             ----------          ----------

Denominator for diluted earnings
    per share - adjusted weighted
    average shares and potential
    shares                                    2,082,955           2,074,757
                                             ==========          ==========

Basic earnings per share                     $      .67          $      .18
                                             ==========          ==========

Diluted earnings per share                   $      .67          $      .18
                                             ==========          ==========


4. The Company has a $5,000,000 line of credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2002. At December 31, 2000, the Company had no balance outstanding under the BancFirst facility.

5. Approximately 75% of the Company's share of gas produced from the Potato Hills Field is currently being sold under a fixed price contract by the operator of the wells. A contract price of $2.68 per MMBtu was fixed until October 31, 2000. Effective November 1, 2000, several different contracts are in place through march 2001, which have a floor price of approximately $3.69 and a ceiling price of approximately $5.89 per MMBtu. for the three month period ended December 31, 2000, these contracts did not have a significant effect on oil and gas revenues.

6. On December 13, 2000, the Company's Board of Directors approved payment of a $.14 per share dividend. The dividend is to be paid on March 9, 2001, to shareholders of record on February 7, 2001.



                                      (4)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


       FORWARD-LOOKING STATEMENTS AND RISK FACTORS

       Forward-Looking Statements for 2001 and later periods are made in this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.


       LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2001, the Company had positive working capital of $1,457,270, as compared to $1,712,806 at September 30, 2000. The decrease in working capital is the result of increased accounts payable related to well drilling costs and accrued dividends to be paid in March 2001. Cash flow from operating activities increased 226% to $2,601,506 for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This increase was primarily a result of increased oil and gas sales revenues during the fiscal 2001 quarter, which is discussed in detail in "Results of Operations".

       Capital expenditures for oil and gas activities for the 2001 quarter amounted to $2,187,125 as compared to $829,829 for the 2000 quarter. This increased level of expenditures was the result of increased market prices for natural gas and crude oil stimulating new wells to be drilled. The Company relies on third parties to operate these wells and simply pays its proportionate share of drilling costs when the wells are drilled. At December 31, 2000, the Company had remaining projected costs on wells proposed or actually drilling of approximately $3,750,000. The Company has historically funded drilling and other capital expenditures, overhead costs and dividend payments from operating cash flow.

       Management expects there will be sufficient funds available from projected cash flow and the line-of-credit, if needed, to meet all expected costs and capital obligations for the remainder of fiscal 2001. The Company has equity available should a large acquisition of oil and gas properties, or a company purchase, increase capital expenditures to a level above available cash flow and bank financing.


        RESULTS OF OPERATIONS

                Revenues increased significantly for the quarter ended December 31, 2000, as compared to the same quarter ended December 31, 1999. Oil and gas sales revenue increased $1,792,317 or 110% as compared to last year's quarter. This increase is a function of substantially increased sales prices for both crude oil and natural gas, and to a lessor extent, increased sales volume of both crude oil and natural gas. The chart below outlines the Company's production and average sales prices of crude oil and natural gas for the three month periods ended December 31, 2000 and 1999.

                                    BARRELS    AVERAGE         MCF       AVERAGE
                                     SOLD       PRICE         SOLD        PRICE
                                    -------    --------      -------     -------
Three months ended 12/31/00          19,715    $  31.91      553,787     $  5.04
Three months ended 12/31/99          15,321    $  23.87      525,400     $  2.40


        The increased sales volume of natural gas was due to continuing excellent production from the Potato Hills Field in eastern Oklahoma and new wells coming on line in western Oklahoma. Management currently expects gas production to remain relatively steady to slightly increasing for the remainder of fiscal 2001, compared to last fiscal year, and for natural gas prices to remain firm. Oil sales volume increased 29% in the 2001 quarter as new oil production in Oklahoma and New Mexico came on line. Management expects oil prices to remain in the mid to upper $20 range for the remainder of fiscal 2001 and oil sales volume to increase, somewhat, over last year's numbers.



                                      (5)

        Costs and expenses increased 25% for the 2001 quarter as compared to the 2000 quarter. The main reason for the increase of $317,208 was an increase of $143,487 in lease operating expenses and production taxes (LOE) and an increase of $130,372 in exploration costs. LOE increased due to payment of production taxes on the increased oil and gas sales revenues and additional workover expense. Gross production taxes increased to $211,467 in 2001 (6.2% of oil and gas sales) from $117,149 in 2000 (7.2% of oil and gas sales). Increased exploration costs were dry hole costs associated with the drilling of non-productive exploratory wells. This increase was consistent with the increase in the Company's capital expenditures during 2001 over the comparable period in 2000. There is no way to predict these costs from quarter to quarter. As the Company has increased its drilling activity, the risk and incurrance of future dry hole costs will continue.

        The Company's provision for income taxes increased substantially in the 2001 quarter due to an increase in income before taxes. The provision for income taxes differs from the statutory rate due to benefits from tight gas sands production tax credits and percentage depletion.

        Earnings benefited from the increase in oil and gas sales revenues, explained above. It currently appears earnings for the remainder of fiscal 2001, will benefit from continuing escalated market prices for natural gas and crude oil. However, should additional exploratory drilling projects result in non-productive wells, thus increasing exploration costs, or the market price of natural gas and or oil decline, expected earnings would be negatively impacted.



                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORT ON FORM 8-K


         (a)      EXHIBITS - None


         (b) FORM 8-K - There were no reports on FORM 8-K filed for the three months ended December 31, 2000.


                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PANHANDLE ROYALTY COMPANY



February 6, 2001                                      /s/  H W PEACE II
---------------------                            ----------------------------
Date                                             H W Peace II, President
                                                 and Chief Executive Officer


February 6, 2001                                      /s/  MICHAEL C. COFFMAN
---------------------                            ----------------------------
Date                                             Michael C. Coffman,
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Secretary and Treasurer





                                      (6)