Form 10QSB
period 2001-03-31
PANHANDLE ROYALTY CO
filed 2001-05-09
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended      March 31, 2001
                         -------------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                       to
                                   ----------------------    -------------------


Commission File Number                       0-9116
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

Outstanding shares of Class A Common stock (voting) at May 3, 2001: 2,060,060
                                                                    ---------

                                      INDEX



       Part  I. Financial Information

                Item  1.  Consolidated Financial Statements                                                           Page

                                   Condensed Consolidated Balance Sheets -
                                   March 31, 2001 (unaudited) and
                                   September 30, 2000 ..................................................................1

                                   Condensed Consolidated Statements of Income -
                                   Three months and six months ended March 31,
                                   2001 and 2000
                                   (unaudited) .........................................................................2


                                   Condensed Consolidated Statements of Cash Flows -
                                   Six months ended March 31, 2001 and 2000
                                   (unaudited) .........................................................................3

                                   Notes to Condensed Consolidated Financial
                                   Statements (unaudited) ..............................................................4

                Item  2.  Management's discussion and analysis of financial condition and results of operations .................................................5

       Part II. Other Information
                Item  4.  Submission of matters to a vote of security holders ..........................................6
                Item  6.  Reports on Form 8-K ..........................................................................6

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 2001 is unaudited)


                                                           March 31,      September 30,
       Assets                                                2000             2000
                                                        --------------   --------------

Current assets:
       Cash and cash equivalents                        $      697,712   $      815,912
       Oil and gas sales and other receivables               2,525,851        1,955,590
       Prepaid expenses                                         22,179            3,817
                                                        --------------   --------------

Total current assets                                         3,245,742        2,775,319

Properties and equipment, at cost, based on
       successful efforts accounting
                Producing oil and gas properties            30,963,176       27,282,697
                Non producing oil and gas properties         6,511,654        6,154,159
                Other                                          281,924          280,877
                                                        --------------   --------------
                                                            37,756,754       33,717,733
       Less accumulated depreciation,
                depletion and amortization                  21,278,032       20,390,441
                                                        --------------   --------------

Net properties and equipment                                16,478,722       13,327,292

Other assets                                                   107,716          107,716
                                                        --------------   --------------
                                                        $   19,832,180   $   16,210,327
                                                        ==============   ==============

       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable, accrued liabilities
                and gas imbalance liability             $    1,191,552   $      759,444
       Dividends payable                                         7,743            7,742
       Income taxes payable                                    132,863          249,327
       Deferred income taxes                                    23,000           46,000
                                                        --------------   --------------

Total current liabilities                                    1,355,158        1,062,513

Deferred income taxes                                        2,444,000        1,794,000

Deferred lease bonus                                            37,308               --

Stockholders' equity
       Class A voting Common Stock, $.0333 par value;
                6,000,000 shares authorized,
                2,060,060 issued and outstanding at
                March 31,2001 and 2,060,206 at
                September 30, 2000                              68,669           68,673
       Capital in excess of par value                          606,425          608,280
       Retained earnings                                    15,320,620       12,676,861
                                                        --------------   --------------

Total stockholders' equity                                  15,995,714       13,353,814
                                                        --------------   --------------
                                                        $   19,832,180   $   16,210,327
                                                        ==============   ==============



                                       (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)



                                             Three Months Ended March 31,      Six Months Ended March 31,
                                                2001             2000            2001              2000
                                           --------------   --------------   --------------   --------------

Revenues:
       Oil and gas sales                   $    3,883,831   $    2,158,123   $    7,303,887   $    3,785,862
       Lease bonuses and rentals                    1,584           60,759            4,269           61,199
       Interest                                    16,060            3,157           28,865            4,570
       Other                                       39,500           18,947           78,175           40,316
                                           --------------   --------------   --------------   --------------
                                                3,940,975        2,240,986        7,415,196        3,891,947

Costs and expenses:
       Lease operating expenses                   231,536          196,165          435,214          350,673
       Production taxes                           268,889          155,708          480,356          272,858
       Exploration costs                           97,984          151,898          314,107          237,649
       Depreciation, depletion,
          amortization
          and impairment                          423,954          419,044          887,591          898,921
       General and administrative                 544,541          306,274        1,011,547          712,107
       Interest expense                                 -            9,177                -           10,760
                                           --------------   --------------   --------------   --------------
                                                1,566,904        1,238,266        3,128,815        2,482,968
                                           --------------   --------------   --------------   --------------
Income before provision
       for income taxes                         2,374,071        1,002,720        4,286,381        1,408,979

Provision for income taxes                        684,000          280,000        1,210,000          322,000
                                           --------------   --------------   --------------   --------------

Net income                                 $    1,690,071   $      722,720   $    3,076,381   $    1,086,979
                                           ==============   ==============   ==============   ==============

Basic earnings per share (Note 4)          $          .82   $          .35   $         1.49   $          .53
                                           ==============   ==============   ==============   ==============

Diluted earnings per share (Note 4)        $          .81   $          .35   $         1.48   $          .52
                                           ==============   ==============   ==============   ==============

Dividends declared
       per share of common stock           $          .07   $          .07   $          .21   $          .14
                                           ==============   ==============   ==============   ==============



                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                   Six months ended March,31
                                                                     2001             2000
                                                                 -------------    -------------

Cash flows from operating activities:
       Net income                                                $   3,076,381    $   1,086,979
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation, depletion and amortization                        887,591          898,921
       Deferred income taxes                                           650,000                -
       Exploration costs                                               314,107          237,649
       Deferred lease bonus                                             37,308                -
       Cash provided (used) by changes in assets
           and liabilities:
       Oil and gas sales and income tax receivable                    (570,261)        (189,167)
       Prepaid expenses and other assets                               (18,362)         (15,713)
       Income taxes payable                                           (139,464)         170,999
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable               432,108          (20,946)
                                                                 -------------    -------------
       Total adjustments                                             1,593,027        1,081,743
                                                                 -------------    -------------

       Net cash provided by operating activities                     4,669,408        2,168,722


Cash flows from investing activities:
       Purchase of and development of
           properties and equipment                                 (4,353,127)      (2,234,556)
                                                                 -------------    -------------

       Net cash used in investing activities                        (4,353,127)      (2,234,556)


Cash flows from financing activities:
       Borrowings under line of credit                                       -          500,000
       Payments of loan principal                                            -         (200,000)
       Acquisition and cancellation of Company's common shares          (1,859)         (70,195)
       Payment of dividends                                           (432,622)        (289,532)
                                                                 -------------    -------------
           Net cash provided (used) by
           financing activities                                       (434,481)         (59,727)
                                                                 -------------    -------------
       Decrease in cash and cash equivalents                          (118,200)        (125,561)
       Cash and cash equivalents at beginning of period                815,912          213,207
                                                                 -------------    -------------
       Cash and cash equivalents at end of period                $     697,712    $      87,646
                                                                 =============    =============

Supplemental disclosure of cash flow information:
Interest paid                                                    $          --    $       9,985
Income taxes paid                                                      699,464          151,001
                                                                 -------------    -------------
                                                                 $     699,464    $     160,986
                                                                 =============    =============


                            (See accompanying notes)


                                       (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month and six-month periods ended March 31, 2001 and 2000 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

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

3. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:



                                             Three months ended March 31,      Six months ended March 31,
                                           -------------------------------   -------------------------------
                                                 2001            2000            2001              2000
                                           --------------   --------------   --------------   --------------

Numerator for primary
and diluted earnings
per share:
   Net income (loss)                       $    1,690,071   $      722,720   $    3,076,381   $    1,086,979
                                           --------------   --------------   --------------   --------------

Denominator:
   For basic earnings per share
   Weighted average shares                      2,060,060        2,057,546        2,060,115        2,057,265

Effect of potential diluted shares:
   Directors deferred
   compensation shares                             23,824           19,918           23,278           18,603
                                           --------------   --------------   --------------   --------------

Denominator for diluted earnings
    per share - adjusted weighted
    average shares and potential
    shares                                      2,083,884        2,077,464        2,083,393        2,075,868
                                           ==============   ==============   ==============   ==============

Basic earnings (loss) per share            $          .82   $          .35   $         1.49   $          .53
                                           ==============   ==============   ==============   ==============

Diluted earnings (loss) per share          $          .81   $          .35   $         1.48   $          .52
                                           ==============   ==============   ==============   ==============


4. The Company has a $5,000,000 line of credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2002. At March 31, 2001, the Company had no balance outstanding under the BancFirst facility.

5. Approximately 90% of the Company's share of gas produced from the Potato Hills Field is currently being sold under a fixed price contract by the operator of the wells. A contract price of $2.68 per MMBTU was fixed until October 31, 2000. Effective November 1, 2000, several different contracts were in place through March 2001, which had a floor price of approximately $3.69 and a ceiling price of approximately $8.40 per MMBTU. For the period from April through September 2001, contracts provide for an average floor price of $4.97 and an average ceiling price of $5.84 per MMBTU. For the six-month period ended March 31, 2001, these contracts reduced gas revenues approximately $180,000.




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


       LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2001, the Company had positive working capital of $1,890,584, as compared to $1,712,806 at September 30, 2000. Cash flow from operating activities increased 115% to $4,669,408 for the 2001 six-month period as compared to the fiscal 2000 six-month period. This increase was primarily a result of increased oil and gas sales revenues during the 2001 six-month period, which is discussed in detail in Results of Operations.

       Capital expenditures for oil and gas activities for the first six-months of fiscal 2001, amounted to $4,353,127 as compared to $2,234,556 in the first six-months of fiscal 2000. This increased level of expenditures was the result of significantly increased market prices for gas and oil causing a large increase in the number of new wells being drilled. The Company relies on third parties to operate drilling and producing wells and simply pays it's proportionate share of costs as wells are drilled, completed and producing. The Company expects this increased level of capital expenditures to continue for the last six-months of fiscal 2001. Remaining projected costs at March 31, 2001, for wells proposed or actually drilling was approximately $4,247,000. The Company has historically funded drilling and other capital expenditures, overhead costs and dividend payments from operating cash flow. Management anticipates there will be sufficient funds available from projected cash flow and the line-of-credit, if needed, to meet all expected costs and capital obligations for the remainder of fiscal 2001. The Company has equity available should a large acquisition of oil and gas properties, or a company purchase, increase capital expenditures to a level above available cash flow and bank financing.

        RESULTS OF OPERATIONS

                Revenues increased significantly for the three-month and six-month periods ended March 31, 2001, as compared to the same periods in fiscal 2000. These increases were a result of increased gas and oil sales prices offset somewhat by decreased sales volumes of both gas and oil. The chart below outlines the Company's production and average sales prices for oil and gas for the three and six-month periods of fiscal 2001 and 2000.


                                        BARRELS  AVERAGE      MCF        AVERAGE
                                         SOLD     PRICE       SOLD        PRICE
                                        -------  --------  ----------   ---------

Three months ended 3/31/01              14,128   $  27.42     520,854   $    6.71
Three months ended 3/31/00              18,857   $  26.94     675,822   $    2.44
Six months ended 3/31/01                33,843   $  30.03   1,074,641   $    5.85
Six months ended 3/31/00                34,178   $  25.56   1,201,222   $    2.42

                As shown in the above chart, gas sales prices increased dramatically for both the three-month and six- month periods of fiscal 2001 and oil prices increased, but at a much smaller percentage. Sales volumes of gas decreased for both the three-month and six-month periods of fiscal 2001, as compared to fiscal 2000 periods. These decreases are the result of normal production decline of the Company's wells, and specifically a decline in the Potato Hills Field production in the 2001 second quarter as compared to the 2000 second quarter. In addition, due to the substantial increase in drilling activity in this fiscal year, the completion and placing on production of new wells drilled is very slow, as a result of manpower and equipment restraints.


                                       (5)

Thus, new production is not coming on line at a pace fast enough to overcome the decline of older wells. However, gas production volumes and oil production volumes should increase somewhat, in the last two quarters of fiscal 2001, as compared to quarter ended March 31, 2001, as new wells come on line. Gas prices are expected to decline to around the $4.00 to $5.00 level during the summer months, with oil prices remaining in the mid $20 range. Thus, the Company's oil and gas sales revenues for the third and fourth quarter are expected to be somewhat less than the second quarter of fiscal 2001.

        Costs and expenses increased 27% and 26% respectively, for the three-month and six-month periods ended March 31, 2001, as compared to the same periods of fiscal 2000. These increases were principally the result of increased production taxes (which are calculated as a percentage of oil and gas sales revenue from each well) on the increased oil and gas sales revenues in the fiscal 2001 periods and increased general and administrative costs (G&A). Approximately $123,000 of the increase in G&A costs is related to the Non-Employee Director's Deferred Compensation Plan. During the quarter ended March 31, 2001, the Company's share price increased from $14.00 per share to $19.00 per share. This increase in share price caused recognition of a current period expense based on shares that could currently be issued under the terms of the Plan. The Non-Employee Director's have received these potential shares, rather than a cash payment, for their director's fees. In addition, personnel related expenses (including salary, insurance costs, payroll taxes and ESOP expenses), consultant fees and legal costs increased in the fiscal 2001 periods as compared to the 2000 periods.

        The Company's provision for income taxes increased substantially in the 2001 periods due to an increase in income before taxes, as discussed above. The provision for income taxes differs from the statutory rate due to benefits from tight gas sands production tax credits and percentage depletion.

        Earnings benefited from the significant increase in oil and gas sales revenues, explained above. It currently appears earnings for the remainder of fiscal 2001, will benefit from the continuing escalated market prices for gas and oil in fiscal 2001, as compared to fiscal 2000 prices. However, should additional exploratory drilling projects result in non-productive wells, thus increasing exploration costs, or the market price of gas or oil decline, earnings would be negatively impacted.


                           PART II. OTHER INFORMATION

Item  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)    The annual meeting of shareholders was held on February 23, 2001.

        (b) Two directors were elected for three year terms at the meeting. Also, ratification of the selection of Ernst & Young LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:


                                                               Shareholders
                                                     ---------------------------------
                                                     For          Against     Withheld
                                                     ---          --------    --------
                  Directors
                           Michael A. Cawley         1,482,889                 18,819
                           Ray H. Potts              1,484,548                 17,631
                  Auditors
                           Ernst & Young LLP         1,500,835      189         9,939

Item 6.      EXHIBITS AND REPORT ON FORM 8-K

             (a) FORM 8-K - There were no reports on FORM 8-K filed for the three months ended March 31, 2001.





                                       (6)

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PANHANDLE ROYALTY COMPANY



        May 8, 2001                      /s/  H W Peace II
        ----------------                 --------------------------------------
        Date                             H W Peace II, President
                                         and Chief Executive Officer


        May 8, 2001                      /s/  Michael C. Coffman
        ----------------                 --------------------------------------
        Date                             Michael C. Coffman,
                                         Vice President,
                                         Chief Financial Officer and
                                         Secretary and Treasurer

                                       (7)