Form 10QSB
period 2001-06-30
PANHANDLE ROYALTY CO
filed 2001-08-13
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the period ended     June 30, 2001
                        --------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from                to
                                   --------------    ---------------


Commission File Number                       0-9116
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


Outstanding shares of Class A Common stock (voting) at August 6, 2001: 2,060,060
                                                                       ---------

                                     INDEX

                                                                            Page
Part  I. Financial Information

         Item  1. Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets -
                     June 30, 2001 (unaudited) and
                     September 30, 2000 ...................................... 1

                     Condensed Consolidated Statements of Income -
                     Three months and nine months ended June 30,
                     2001 and 2000 (unaudited) ............................... 2


                     Condensed Consolidated Statements of Cash
                     Flows - Nine months ended June 30, 2001 and
                     2000 (unaudited) ........................................ 3

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited) .................................. 4

         Item  2. Management's discussion and analysis of financial condition and results of operations ..................... 5

Part II. Other Information

         Item  6. Reports on Form 8-K ........................................ 6

                          PART I. FINANCIAL INFORMATION


                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Information at June 30, 2001 is unaudited)


                                                                                            June 30,      September 30,
                                                                                              2001            2000
                                                                                          -----------     -------------
       Assets
Current assets:
       Cash and cash equivalents                                                           $  754,470     $   815,912
       Oil and gas sales and other receivables                                              1,873,758       1,955,590
       Prepaid expenses                                                                        13,366           3,817
                                                                                          -----------     -----------
Total current assets                                                                        2,641,594       2,775,319
Properties and equipment, at cost, based on
       successful efforts accounting
                Producing oil and gas properties                                           33,234,119      27,282,697
                Non producing oil and gas properties                                        6,694,046       6,154,159
                Other                                                                         283,228         280,877
                                                                                          -----------     -----------
                                                                                           40,211,393      33,717,733
       Less accumulated depreciation,
                depletion and amortization                                                 21,713,891      20,390,441
                                                                                          -----------     -----------
Net properties and equipment                                                               18,497,502      13,327,292
Other assets                                                                                  107,716         107,716
                                                                                          -----------     -----------
                                                                                          $21,246,812     $16,210,327
                                                                                          ===========     ===========
       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                                       829,267         358,288
       Accrued liabilities and gas imbalance liability                                        556,456         401,156
       Dividends payable                                                                        7,742           7,742
       Income taxes payable                                                                    34,863         249,327
       Deferred income taxes                                                                   23,000          46,000
                                                                                          -----------     -----------
Total current liabilities                                                                   1,451,328       1,062,513
Deferred income taxes                                                                       2,882,000       1,794,000
Deferred lease bonus                                                                           34,040
Stockholders' equity
       Class A voting Common Stock, $.0333 par value; 6,000,000 shares authorized, 2,060,060 issued and outstanding at June 30,2001 and
                2,060,206 at
                September 30, 2000                                                             68,669          68,673
       Capital in excess of par value                                                         606,425         608,280
       Retained earnings                                                                   16,204,350      12,676,861
                                                                                          -----------     -----------
Total stockholders' equity                                                                 16,879,444      13,353,814
                                                                                          -----------     -----------
                                                                                          $21,246,812     $16,210,327
                                                                                          ===========     ===========



                                      (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                        Three Months Ended June 30,      Nine Months Ended June 30,
                                            2001            2000            2001            2000
                                        -----------     -----------     -----------     -----------

Revenues:
       Oil and gas sales                $ 2,881,407     $ 2,376,330     $10,185,294     $ 6,162,192
       Lease bonuses and rentals             10,188           8,996          14,457          70,195
       Interest                              11,071           4,322          39,936           8,892
       Other                                 15,937          20,845          94,112          61,161
                                        -----------     -----------     -----------     -----------
                                          2,918,603       2,410,493      10,333,799       6,302,440

Costs and expenses:
       Lease operating expenses             230,701         215,644         665,915         566,317
       Production taxes                     210,420         175,763         690,776         448,621
       Exploration costs                    200,359          90,773         514,466         328,422
       Depreciation, depletion,
       amortization and impairment          435,859         385,358       1,323,450       1,284,279
       General and administrative           472,550         284,382       1,484,098         996,489
       Interest expense                         779           4,833             779          15,593
                                        -----------     -----------     -----------     -----------
                                          1,550,668       1,156,753       4,679,484       3,639,721
                                        -----------     -----------     -----------     -----------
Income before provision
       for income taxes                   1,367,935       1,253,740       5,654,315
                                                                                          2,662,719
Provision for income taxes                  340,000         310,000       1,550,000         632,000
                                        -----------     -----------     -----------     -----------

Net income                              $ 1,027,935     $   943,740     $ 4,104,315     $ 2,030,719
                                        ===========     ===========     ===========     ===========


Basic earnings per share (Note 3)       $       .50     $       .46     $      1.99     $       .99
                                        ===========     ===========     ===========     ===========

Diluted earnings per share (Note 3)     $       .49     $       .46     $      1.97     $       .98
                                        ===========     ===========     ===========     ===========
Dividends declared per share
       of common stock                  $       .07     $       .07     $       .28     $       .21
                                        ===========     ===========     ===========     ===========




                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                    Nine Months Ended June 30,
                                                                       2001             2000
                                                                   -----------      -----------
Cash flows from operating activities:
       Net income                                                  $ 4,104,315      $ 2,030,719
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation, depletion and amortization                      1,323,450        1,284,279
       Deferred income taxes                                         1,065,000          350,000
       Exploration costs                                               514,466          328,422
       Deferred lease bonus                                             34,040               --
       Cash provided (used) by changes in assets
           and liabilities:
       Oil and gas sales and income tax receivable                      81,832         (461,479)
       Prepaid expenses and other assets                                (9,549)          (8,025)
       Income taxes payable                                           (214,464)          30,999
       Accounts payable, accrued liabilities,
           gas imbalance liability and dividends payable               626,279         (120,564)
                                                                   -----------      -----------
       Total adjustments                                             3,421,054        1,403,632
                                                                   -----------      -----------
       Net cash provided by operating activities                     7,525,369        3,434,351

Cash flows from investing activities:
       Purchase of and development of
           properties and equipment                                 (7,008,126)      (2,891,956)
                                                                   -----------      -----------
       Net cash used in investing activities                        (7,008,126)      (2,891,956)

Cash flows from financing activities:
       Borrowings under line of credit                                      --          500,000
       Payments of loan principal                                           --         (400,000)
       Acquisition and cancellation of Company's common shares          (1,859)         (70,909)
       Payment of dividends                                           (576,826)        (433,292)
                                                                   -----------      -----------
           Net cash used by financing activities                      (578,685)        (404,201)
                                                                   -----------      -----------
       Increase (decrease) in cash and cash equivalents                (61,442)         138,194
       Cash and cash equivalents at beginning of period                815,912          213,207
                                                                   -----------      -----------
       Cash and cash equivalents at end of period                  $   754,470      $   351,401
                                                                   ===========      ===========

Supplemental disclosure of cash flow information:
Interest paid                                                      $       779      $    16,368
Income taxes paid                                                      699,464          251,001
                                                                   -----------      -----------
                                                                   $   700,243      $   267,369
                                                                   ===========      ===========



                            (See accompanying notes)
                            PANHANDLE ROYALTY COMPANY


                                       (3)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated results presented for the three-month and nine-month periods ended June 30, 2001 and 2000 are unaudited, but management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

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

3. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan. The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended June 30,    Nine Months Ended June 30,
                                            ---------------------------    --------------------------
                                                2001           2000           2001           2000
                                            -----------     -----------    -----------    -----------
Numerator for primary
and diluted earnings
per share:
   Net income                                $1,027,935     $  943,740     $4,104,315     $2,030,719
                                             ----------     ----------     ----------     ----------
Denominator:
   For basic earnings per share
   Weighted average shares                    2,060,060      2,053,662      2,060,096      2,056,068
Effect of potential diluted shares:
   Directors deferred
   compensation shares                           24,407         20,797         22,411         18,766
                                             ----------     ----------     ----------     ----------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and potential
    shares                                    2,084,467      2,074,459      2,082,507      2,074,834
                                             ==========     ==========     ==========     ==========
Basic earnings per share                     $      .50     $      .46     $     1.99     $      .99
                                             ==========     ==========     ==========     ==========
Diluted earnings per share                   $      .49     $      .46     $     1.97     $      .98
                                             ==========     ==========     ==========     ==========


4. The Company has a $5,000,000 line of credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2002. At June 30, 2001, the Company had no balance outstanding under the BancFirst facility.

5. Approximately 72% of the Company's share of gas produced from the Potato Hills Field is currently being sold under a fixed price contract by the operator of the wells. A contract price of $2.68 per MMBTU was fixed until October 31, 2000. Effective November 1, 2000, several different contracts were in place through March 2001, which had a floor price of approximately $3.69 and a ceiling price of approximately $8.40 per MMBTU. For the period from April through September 2001, contracts provide for an average floor price of $4.97 and an average ceiling price of $5.84 per MMBTU. For the nine-month period ended June 30, 2001, these contracts reduced gas revenues approximately $147,000.

6. On August 9, 2001, the Company signed an agreement and plan of merger to acquire privately held Wood Oil Company of Tulsa, Oklahoma. Wood Oil, subsequent to the merger will become a wholly owned subsidiary of Panhandle. The purchase price of $25,000,000 (which will include approximately $4.5 million of net working capital) is subject to pre-closing adjustments. Closing is expected to be on October 1, 2001. The Company will finance the acquisition with bank debt, a portion of which will be immediately retired with Wood Oil cash. A new $20,000,000 term loan agreement with BancFirst will be utilized. The initial term of the facility will be five years with the existing $5,000,000 line-of-credit remaining in place.


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


       LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2001, the Company had positive working capital of $1,190,266, as compared to $1,712, 806 at September 30, 2000. Cash flow from operating activities increased 119% to $7,525,369, for the 2001 nine-month period as compared to the fiscal 2000 nine-month period. This increase was primarily a result of increased oil and gas sales revenues during the 2001 nine-month period, which is discussed in detail in Results of Operations.

       Capital expenditures for oil and gas activities for the first nine-months of fiscal 2001 amounted to $7,008,126 compared to $2,891,956 in the first nine-months of fiscal 2000. This increased level of expenditures was the result of significantly increased market prices for natural gas and oil in fiscal 2001, causing a large increase in the number of new wells being drilled. As the Company relies on third parties to operate all drilling and producing wells, the level of and timing of capital expenditures is influenced heavily by market conditions for natural gas and oil. Current expectations are that this increased level of capital expenditures will continue for the remainder of fiscal 2001 and into fiscal 2002. Remaining projected costs, at June 30, 2001, for wells proposed or actually drilling, were approximately $5,058,000. The Company has historically funded drilling and other capital expenditures, overhead costs and dividend payments from operating cash flow. Management anticipates there will be sufficient funds available from projected cash flow and the line-of- credit, if needed, to meet all expected operating costs and capital obligations.

       On August 9, 2001, the Company signed an agreement and plan of merger to acquire privately held Wood Oil Company of Tulsa, Oklahoma. Wood Oil, subsequent to the merger will become a wholly owned subsidiary of Panhandle. The purchase price of $25,000,000 (which will include approximately $4.5 million of net working capital) is subject to pre-closing adjustments. Closing is expected to be on October 1, 2001. The Company will finance the acquisition with bank debt, a portion of which will be immediately retired with Wood Oil cash. A new $20,000,000 term loan agreement with BancFirst will be utilized. The initial term of the facility will be five years with the existing $5,000,000 line-of-credit remaining in place.


       RESULTS OF OPERATIONS

       Revenues increased significantly for the three-month and nine-month periods ended June 30, 2001, as compared to the same periods in fiscal 2000. These increases were a result of increased gas and oil sales prices offset somewhat by decreased sales volumes of both gas and oil. The chart below outlines the Company's production and average sales prices for oil and gas for the three and nine-month periods of fiscal 2001 and 2000.

                                BARRELS      AVERAGE        MCF        AVERAGE
                                  SOLD        PRICE         SOLD        PRICE
                               ---------     -------     ---------     -------
Three months ended 6/30/01        15,886     $29.93        517,081     $4.65
Three months ended 6/30/00        20,795     $26.86        550,406     $3.30
Nine months ended 6/30/01         49,729     $30.00      1,591,722     $5.46
Nine months ended 6/30/00         54,973     $26.05      1,751,628     $2.70




        As shown in the above chart, gas sales prices increased for both the three-month and nine-month periods of



                                       (5)
fiscal 2001 and oil prices increased, but at a much smaller percentage. Sales volumes of gas decreased for both the three-month and nine-month periods of fiscal 2001, as compared to the fiscal 2000 periods. These decreases are the result of normal production decline in the Company's wells, and specifically a decline in the Potato Hills Field production in the 2001 periods as compared to the 2000 periods which reflected significant initial production. In addition, due to the substantial increase in drilling activity in this fiscal year, and the resulting manpower and equipment shortages, the completion and placing on production of new wells drilled is slow. Thus, new production is not currently coming on line at a pace fast enough to overcome the decline of older wells. Gas prices are expected to decline to around the $3.00 to $3.50 level during the remaining summer months of fiscal 2001, with oil prices remaining in the mid $20 range. The Company's oil and gas sales revenues for the fourth quarter are expected to be comparable to somewhat less than the third quarter of fiscal 2001, unless, substantial new wells are placed on production.

        Costs and expenses increased 34% and 29% respectively, for the three-month and nine-month periods ended June 30, 2001, as compared to the same periods of fiscal 2000. These increases were mainly the result of increased production taxes, increased lease operating expenses, increased exploration costs and increased general and administrative costs. Production taxes are calculated as a percentage of oil and gas sales, thus, these costs increased with the increased oil and gas sales revenues in the 2001 periods. As the Company has been participating in the drilling of an ever increasing number of wells during the last several years, lease operating expenses increase steadily as these new wells are placed on production. In the third fiscal quarter of 2001, the Company paid an investment banking firm $150,000 to provide a valuation of the Company, strategic planning and other advice causing general and administrative costs to increase substantially as compared to the fiscal 2000 quarter. The nine-month 2001 period general and administrative expenses also included an $123,000 charge related to the Non-Employee Director's Deferred Compensation Plan reflecting the Company's share price increase from $14.00 per share to $19.00 per share. This increase in share price caused recognition of a current period expense based on shares that could currently be issued under the terms of the Plan since the Non-Employee director's elected to receive these potential shares, rather than a cash payment for their director's fees. In addition, personnel related expenses (including salaries, insurance costs, payroll taxes and ESOP expenses) and legal costs increased in the fiscal 2001 periods as compared to the 2000 periods. Exploration costs increased in both 2001 periods as the Company is participating in more exploratory wells in fiscal 2001 than ever before. Dry hole costs resulting from the drilling of non-productive exploratory wells increased exploration costs in the 2001 periods. As the Company has increased its drilling activity, the risk and incurrence of future dry hole costs will continue.

        The Company's provision for income taxes increased substantially in the 2001 nine-month period due to an increase in income before taxes, as discussed above. The provision for income taxes differs from the statutory rate due to benefits from tight gas sands production tax credits and percentage depletion.

        Earnings benefited from the significant increase in oil and gas sales revenues as explained above. It currently appears earnings for the remainder of fiscal 2001, will benefit, though to a lesser extent than the first nine months, from the escalated market prices for gas and oil in fiscal 2001, as compared to fiscal 2000 prices. However, should additional exploratory drilling projects result in non-productive wells, thus increasing exploration costs, or the market price of gas or oil decline below the currently expected levels, earnings would be negatively impacted.


Item 6. EXHIBITS AND REPORT ON FORM 8-K

        (a) FORM 8-K - There were no reports on FORM 8-K filed for the three months ended June 30, 2001.



                                       (6)

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     PANHANDLE ROYALTY COMPANY



    August 10, 2001                  /s/  H W Peace II
    --------------------             --------------------------------------
    Date                             H W Peace II, President
                                     and Chief Executive Officer


    August 10, 2001                  /s/  Michael C. Coffman
    --------------------             --------------------------------------
    Date                             Michael C. Coffman,
                                     Vice President,
                                     Chief Financial Officer and
                                     Secretary and Treasurer



                                      (7)