Form 10KSB
period 2001-09-30
PANHANDLE ROYALTY CO
filed 2001-12-21
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2001

Commission File Number: 0-9116

                            PANHANDLE ROYALTY COMPANY
            (Exact name of small business registrant in its charter)

           OKLAHOMA                                              73-1055775
 ------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Grand Centre Suite 210, 5400 N. Grand Blvd., Okla. City, OK             73112
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number   (405) 948-1560
                                --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                   (Title of Class)
             CLASS A COMMON STOCK (VOTING)           .0333 par value
             -----------------------------           ---------------

                   (Title of Class)
             CLASS B COMMON STOCK (NON-VOTING)   $1.00 par value
             ---------------------------------------------------

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                                                   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

Registrant's revenues for fiscal year-end September 30, 2001, were $12,795,922.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at December 4, 2001, was $31,183,440. As of December 4, 2001, 2,066,441 Class A
common shares were outstanding.

Documents Incorporated By Reference ..... NONE

                               TABLE OF CONTENTS

PART I                                                                              PAGE
------                                                                              ----
Item  1.           Description of Business ........................................  1-4

Item  2.           Description of Properties.......................................  4-9

Item  3.           Legal Proceedings...............................................    9

Item  4.           Submission of Matters to a Vote of
                        Security Holders...........................................    9

PART II

Item  5.           Market for Common Equity and
                        Related Stockholder Matters................................  9-10

Item  6.           Management's Discussion and Analysis
                        or Plan of Operations...................................... 10-14

Item  7.           Financial Statements............................................ 15-35

Item  8.           Changes in and Disagreements with
                        Accountants on Accounting and
                        Financial Disclosure.......................................    36

PART III

Item  9.           Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act.......................... 36-38

Item 10.           Executive Compensation.......................................... 38-39

Item 11.           Security Ownership of Certain Beneficial
                        Owners and Management...................................... 39-40

Item 12.           Certain Relationships and Related
                        Transactions...............................................    41

Item 13.           Exhibits and Reports on Form 8-K................................    41

Signature Page.....................................................................    42

Exhibit 21



                                      (i)

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

         Since its formation, the Company has been involved in the acquisition and management of mineral interests and the exploration for, and development of, oil and gas properties, principally involving wells located on the Company's mineral interests. Panhandle's mineral properties and other oil and gas interests are located primarily in Oklahoma, New Mexico and Texas. Properties are also located in twelve other states. The majority of the Company's oil and gas production is from wells located in Oklahoma and the Dagger Draw Field in Eddy County, New Mexico. In 1988, the Company merged with New Mexico Osage Royalty Company, thus acquiring most of its New Mexico mineral interests. On October 1, 2001, Panhandle acquired privately held Wood Oil Company (Wood) of Tulsa, Oklahoma. The acquisition was made pursuant to an Agreement and Plan of Merger among Panhandle Royalty Company, PHC, Inc., and Wood, dated August 9, 2001. Wood merged with Panhandle's wholly owned subsidiary PHC, Inc., on October 1, 2001, with Wood being the surviving Company. Prior to the acquisition, Wood was a privately held company engaged in oil and gas exploration and production and fee mineral ownership and owned interests in certain oil and gas and real estate partnerships and an office building in Tulsa. Wood will continue to operate as a subsidiary of Panhandle. Wood and its shareholders were unrelated parties to Panhandle.

         The Company's office is located at Grand Centre Suite 210, 5400 N. Grand Blvd., Oklahoma City, OK 73112 (405)948-1560, FAX (405)948-2038.

         BUSINESS OF ISSUER

         The majority of Panhandle's revenues are derived from the production and sale of oil and natural gas. See "Item 7 - Financial Statements". The Company's oil and gas holdings, including its mineral interests and its interests in producing wells, both working interests and royalty interests, are centered in Oklahoma with activity, in recent years, in New Mexico and Texas. See "Item 2 - Description of Properties". Exploration and



                                      (1)
development of the Company's oil and gas properties is conducted in association with operating oil and gas companies, including major and independent companies. The Company does not operate any of its oil and gas properties. The Company has been an active participant for several years in wells drilled on the Company's mineral properties and in third party drilling prospects. A large percentage of the Company's recent drilling participations have been on properties in which the Company has mineral interests and in many cases already owns an interest in a producing well in the unit. This "increased density" drilling has accounted for a majority of the successful oil and gas wells completed during these years and has added significant reserves for the Company. The Company acquired additional mineral interest properties, both producing and non-producing and interests in approximately 2000 wells in the Wood acquisition. Several of the mineral properties and well interests were in areas where the Company had no mineral holdings, thus expanding the Company's area of interest.

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

         MAJOR CUSTOMERS

         The Company's oil and gas production is sold by the well operators, in most cases, to many different purchasers on a well-by-well basis. During fiscal 2001, sales to one purchaser, through the well operator, accounted for approximately 23% of the Company's total revenues. Generally, if one purchaser declines to continue purchasing the Company's oil and/or natural gas, several other purchasers can be located, especially in the current market environment for natural gas. Pricing is usually reasonably consistent from purchaser to purchaser.

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

                The State of Oklahoma and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. These statutes and



                                      (3)
regulations currently limit the rate at which oil and gas can be produced from certain of the Company's properties. As previously discussed, the well operators are relied upon by Panhandle to comply with governmental regulations.

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

         EMPLOYEES

         At September 30, 2001, Panhandle employed ten persons on a full-time basis and has no part-time employees. Three of the employees are executive officers and one is also a director of the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

         As of September 30, 2001, Panhandle's principal properties consisted of perpetual ownership of 190,213 net mineral acres, held in tracts in Alabama, Arkansas, Colorado, Idaho, Illinois, Indiana, Kansas, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Tennessee and Texas. The Company also held leases on 7,883 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 2001, Panhandle held royalty and/or working interests in 2,412 producing oil or gas wells, 91 successfully completed but not yet producing wells, and 55 wells in the process of being drilled or completed.

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


                                      (4)

         ACREAGE

         The following table of mineral interests owned reflects, as of September 30, 2001, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

                                MINERAL INTERESTS

                            Net      Gross      Net      Gross       Net       Gross
                           Acres     Acres     Acres     Acres      Acres      Acres
        Net      Gross     Prod'g    Prod'g    Leased    Leased     Open       Open
St.    Acres     Acres       (1)      (1)        (2)      (2)        (3)       (3)
---   -------  ---------   ------   -------     -----    ------    -------  ---------
AL          5        479                                                 5        479
AR      7,546     38,579       64       220       119       400      7,363     37,959
CO      8,217     39,080                           51       137      8,166     38,943
ID         30        880                                                30        880
IL      1,018      4,393                                             1,018      4,393
IN         27        262                                                27        262
KS        637      6,024       62       720                            575      5,304
MT        422      7,960                                               422      7,960
NE        442      6,120                            7       160        435      5,960
ND        292      5,036                           37       320        255      4,716
NM     53,324    153,073    1,150     4,949     1,916     5,190     50,258    142,934
OK     93,424    844,196   18,717   159,227     2,285    24,454     72,422    660,515
TN      1,543      3,087                                             1,543      3,087
TX     23,286    222,495    1,160    35,684       356     3,281     21,770    183,530
      -------  ---------   ------   -------     -----    ------    -------  ---------
TOT:  190,213  1,331,664   21,153   200,800     4,771    33,942    164,289  1,096,922


(1) "Producing" represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.

(2) "Leased" represents the mineral acres, owned by Panhandle, that are leased to third parties but not producing.

(3) "Open" represents mineral acres owned by Panhandle that are not leased or in production.

         This table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production. LEASES

                                    Net Acres Leases
                                        Expiring                Net Acres
                 Net          ---------------------------        Held By
      State     Acres          2002       2003       2004       Production
      -----    -------        -----      -----      -----       ----------
      LA          204                                                204
      OK        7,625         1,176      1,951       743           3,755
      TX           54             1                                   53
                -----         -----      -----      -----         ------
      TOT:      7,883         1,177      1,951       743           4,012

         PROVED RESERVES

         The following table summarizes estimates of the proved reserves of oil and gas held by Panhandle. All reserves are located within the United States. Because the Company's non-producing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico and Texas and because the Company is a non-operator and must rely on third parties to propose and drill wells, it is not feasible to provide estimates of all proved undeveloped reserves and associated future net revenues. Prior to fiscal 1995, the Company did not provide estimates of any proved undeveloped reserves. The Company directs its independent petroleum engineering firm to



                                      (5)
include proved undeveloped reserves in certain areas of Oklahoma and New Mexico in the scope of properties evaluated for the Company. Due to field production allowable rules in Dagger Draw, only those proved undeveloped reserves which the Company felt could be drilled, under existing allowable rules, have been included. Should the allowable rules be amended and/or production volumes change significantly, additional proved undeveloped reserves may be added in the future. The Company, in both cases, expects drilling to continue for the next several years, and thus made the decision to provide proved undeveloped reserve estimates for these areas. All reserve quantity estimates were prepared by Campbell & Associates, Inc., an independent petroleum engineering firm. The Company's reserve estimates were not filed with any other federal agency.

                                    Barrels of Oil     MCF of Gas
                                    --------------     ------------
    Proved Developed Reserves
    -------------------------
    September 30, 1999                 433,263          11,519,071
    September 30, 2000                 408,732          11,585,331
    September 30, 2001                 412,705          13,236,455

    Proved Undeveloped Reserves
    ---------------------------
    September 30, 1999                 287,940           1,596,149
    September 30, 2000                 251,508           2,803,789
    September 30, 2001                 263,386           4,451,895

    Total Proved Reserves
    ---------------------
    September 30, 1999                 721,203          13,115,220
    September 30, 2000                 660,240          14,389,120
    September 30, 2001                 676,091          17,688,350


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

         ESTIMATED FUTURE NET CASH FLOWS

         Set forth below are estimated future net cash flows with respect to Panhandle's proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net cash flows, computed by applying a ten (10) percent discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net cash flows have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of production taxes levied by respective states. Prices used for determining future cash flows



                                      (6)
from oil and natural gas for the periods ended September 30, 2001, 2000, and 1999 were as follows: 2001 - $24.03, $1.81; 2000 - $32.84, $3.96; 1999 - $23.29,
$2.70. These future net cash flows should not be construed as the fair market value of the Company's reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases.

Estimated Future Net Cash Flows

                              9-30-01       9-30-00       9-30-99
                            -----------   -----------   -----------
Proved Developed            $25,797,780   $48,481,740   $33,049,035
Proved Undeveloped          $10,141,828   $16,604,661   $ 8,942,345
                            -----------   -----------   -----------
Total Proved (1)            $35,939,608   $65,086,401   $41,991,380


10% Discounted Present Value of Estimated Future Net Cash Flows

                              9-30-01       9-30-00       9-30-99
                            -----------   -----------   -----------
Proved Developed            $17,533,672   $32,122,191   $22,066,753
Proved Undeveloped          $ 6,589,021   $11,417,769   $ 5,566,777
                            -----------   -----------   -----------
Total Proved (1)            $24,122,693   $43,539,960   $27,633,530


         (1) The major portion of the increase from September 30, 1999, to September 30, 2000, and the decrease from September 30, 2000 to September 30, 2001, is attributable to the increased oil and gas prices used in the 2000 reserve report as compared to the prices used in the 1999 and 2001 reserve reports, respectively (see above listed prices).

         OIL AND GAS PRODUCTION

         The following table sets forth the Company's net production of oil and gas for the fiscal periods indicated.

                              Year         Year       Year
                              Ended       Ended       Ended
                             9-30-01     9-30-00     9-30-99
                            ---------   ---------   ---------
Bbls - Oil                     68,530      66,609      75,891
MCF - Gas                   2,208,238   2,454,844   1,888,890

Average Sales Prices and Production Costs

         The following table sets forth unit price and cost data for the fiscal periods indicated.

                             Year       Year      Year
                             Ended      Ended     Ended
Average Sales Price         9-30-01    9-30-00   9-30-99
-------------------         -------    -------   -------
Per Bbl. Oil                $28.16     $27.13    $15.53
Per MCF Gas                 $ 4.81     $ 3.03    $ 2.06

Average Production (Lifting Cost)
Per Equivalent MCF of Gas
         (1)(2)             $  .27     $  .17    $  .20
            (3)             $  .41     $  .34    $  .21

                                      (7)

         (1) Oil production is converted to MCF equivalents at the rate of 6 MCF per barrel, representing the estimated relative energy content of natural gas and oil.

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

         GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

         The following table sets forth Panhandle's gross and net productive oil and gas wells as of September 30, 2001. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                494              17.136364
            Gas              1,923              27.067059
                           -----------          ---------
            TOTAL            2,417              44.203423

         Information on multiple completions is not available from Panhandle's records, but the number of such is insignificant.

         As of September 30, 2001, Panhandle owned 200,800 gross developed mineral acres and 21,153 net developed mineral acres. Panhandle has also leased from others 59,379 gross developed acres which contain 4,012 net developed acres.

         UNDEVELOPED ACREAGE

         As of September 30, 2001, Panhandle owned 1,130,864 gross and 169,060 net undeveloped mineral acres, and leases on 45,161 gross and 3,871 net acres.

         DRILLING ACTIVITY

         The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

                              Net Productive        Net Dry
Development Wells                 Wells              Wells
-----------------             ---------------      ---------
     Fiscal year ending
      September 30, 1999         1.813871          .582417

     Fiscal year ending
      September 30, 2000         2.356519          .277873

     Fiscal year ending
      September 30, 2001         4.568279          .969404



                                      (8)


Exploratory Wells

     Fiscal year ending
      September 30, 1999         .497868           .270698

     Fiscal year ending
      September 30, 2000         .810099           .400511

     Fiscal year ending
      September 30, 2001        1.806223           .676206

Purchased Wells

     Fiscal year ending
      September 30, 1999         .178395                 0

     Fiscal year ending
      September 30, 2000         .007321                 0

     Fiscal year ending
      September 30, 2001         .040365                 0


PRESENT ACTIVITIES

         The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 2001, in which Panhandle owns a royalty or working interest.

                           Gross Wells          Net Wells
                           -----------          ---------
            Oil                 12               .439842
            Gas                 43              1.538022


ITEM 3.  LEGAL PROCEEDINGS

         There were no material legal proceedings involving Panhandle or its subsidiary, as of the date of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Panhandle's security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the NASDAQ Small-Cap Market (symbol PANRA). The following table sets forth the high and low trade prices of the Company's common stock during the periods indicated:



                                      (9)

      Quarter Ended            HIGH              LOW
      -----------------       -------          -------
      December 31, 1999       $ 9.000          $ 6.500
      March 31, 2000          $ 8.250          $ 7.000
      June 30, 2000           $ 9.500          $ 7.375
      September 30, 2000      $17.000          $ 8.750
      December 31, 2000       $14.000          $12.250
      March 31, 2001          $19.563          $13.250
      June 30, 2001           $23.000          $18.050
      September 30, 2001      $19.010          $15.160

         As of December 4, 2001, the approximate number of holders of shares of Panhandle stock were:

      Title of Class                                 Number of Holders
      ----------------------                         -----------------
      Class A Common (Voting)................................... 2,600


         During the past two years, cash dividends have been paid as follows on the class A common stock:

                             DATE           RATE PER SHARE
                             ----           --------------
                         December 1999          $ .07
                         March 2000             $ .07
                         June 2000              $ .07
                         September 2000         $ .07
                         December 2000          $ .07
                         March 2001             $ .14
                         June 2001              $ .07
                         September 2001         $ .07


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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had positive working capital of $1,044,334, a decrease of $668,472, compared to year-end September 30, 2000. Cash flow from operating activities increased 73% to $9,302,965 for fiscal 2001, as compared to fiscal 2000. This increase was a result of increased oil and gas sales revenues during fiscal 2001, which are discussed in detail in "Results of Operations."


                                      (10)

                Capital expenditures on oil and gas activities in fiscal 2001 amounted to $9,481,077, a 133% increase from the $4,070,865 expended in fiscal 2000. This increased spending was the result of increased market prices for natural gas and crude oil stimulating new wells to be drilled. The Company participated in a record number of wells in fiscal 2001. As market prices began declining during the last part of the year, well proposals submitted to the Company for drilling participations began decreasing, and have continued to decline.

                Historically, the Company has funded drilling costs and other capital expenditures, as well as overhead costs and dividend payments, from operating cash flow. However, in fiscal 2001, the Company borrowed $300,000 under it's bank line-of-credit to help fund the above costs. As of September 30, 2001, the Company had also borrowed $3,750,000 to use as an escrow deposit on the Wood Oil Company acquisition discussed in Item 1. Business Development, herein.

                The Company expects to continue its business strategy of aggressive drilling participation in fiscal 2002, and well into the future. At September 30, 2001, the Company had projected costs of $4,689,000, for its share of drilling and equipment costs on working interest wells which have been proposed or were in the process of being drilled or completed. Management currently anticipates spending a total of approximately $6,250,000, for exploration and development costs on its oil and gas properties in fiscal 2002. These capital costs, along with overhead expenses and dividend payments, are expected to be funded by cash flow and from borrowings, if needed, under the Company's bank line-of-credit. Anticipated cash flows are sufficient to meet currently expected capital obligations. As capital expenditure amounts can vary due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, the exact amount of future capital expenditures is not known. The Company has its bank line-of-credit, that had additional borrowing capacity of $4,850,000 as of December 4, 2001, to supplement cash flow from operations, if needed.


RESULTS OF OPERATIONS

                Revenues increased $3,517,948 or 38% in fiscal 2001, as compared to fiscal 2000. The increased revenues were attributable to a $3,454,135 increase in oil and gas sales revenues. Oil and gas sales revenues increased due to a large increase in the average sales price for natural gas in fiscal 2001, as compared to fiscal 2000 sales price. The chart below summarizes the Company's sales volumes and average sales prices for oil and natural gas in fiscal 2001 and 2000.

                                OIL AND GAS SALES

                               OIL                          GAS
                          -----------------         ---------------------
                          Total   Average           Total       Average
                          BBLS    Price/BBL         MCF         Price/MCF
                          -----   ---------         -----       ---------
   Year-Ended 9/30/01    68,530   $ 28.16           2,208,238   $ 4.81
   Year-Ended 9/30/00    66,609   $ 27.13           2,454,844   $ 3.03



                                      (11)

                The decrease in gas sales volume in fiscal 2001, was due to decreased sales from the Potato Hills field in southeast Oklahoma. Several of these wells are maturing and normal production decline is taking place. Additionally, nationwide gas storage facilities filled up quickly as summer approached, limiting demand for gas.

                Natural gas sales prices increased rapidly in early fiscal 2001 hitting a high of approximately $10.00 MCF in January 2001. These high prices apparently reduced demand for natural gas, resulting in prices dropping throughout the remainder of fiscal 2001, hitting a low of under $2.00 MCF at September 30, 2001.

                Oil production and average oil sales prices remained relatively flat in fiscal 2001 compared to fiscal 2000. New oil production from wells in Oklahoma replaced declining production volumes in the Dagger Draw field of New Mexico.

                Costs and Expenses increased $1,436,489 or 26% in fiscal 2001, as compared to fiscal 2000. The increase was due to increased production taxes on the increased oil and gas sales revenues of fiscal 2001, and increased non-cash charges for impairment costs and exploration costs (principally dry hole costs).

                 Exploration costs increased $432,307 or 84% in fiscal 2001 verses fiscal 2000. These costs are primarily dry hole costs. The Company participated in a record number of wells in fiscal 2002, many of which were exploratory. As the Company utilizes the successful efforts method of accounting for oil and gas operations, dry holes result in the current period expensing of all costs associated with these wells. The Company expects to continue its aggressive drilling participations, including exploratory wells, thus, future exploration costs can be expected.

                The Company recognized an impairment provision on its proved oil and gas properties of $848,535 in fiscal 2001 as compared to a provision of $262,998 in fiscal 2000. The 2001 impairment provision significantly increased over the fiscal 2000 amount due to well reserves and future net cash flows from those reserves being negatively impacted by reduced prices used in the calculations in fiscal 2001 as compared to fiscal 2000. The lower 2001 reserve volumes and the currently anticipated lower oil and gas price forecasts as compared to prior period forecasts resulted in several fields with insufficient net cash flow to recover the Company's carrying cost. Thus, these fields were written down to estimated fair value.

                Gross production taxes are paid as a percentage of oil and gas sales revenues. Increased revenues in fiscal 2001 increased gross production taxes paid in fiscal 2001 by approximately $186,000, as compared to fiscal 2000. Lease operating expenses continue to increase each year; $127,000 higher in 2001 as compared to 2000; as the Company adds additional working interest wells each year. Also, the Company has an interest in several newly completed oil wells, which have relatively high operating costs.

                General and administrative costs increased $239,185 in fiscal 2001, as compared to fiscal 2000. This increase was principally the result of the Company paying an investment banking firm $200,000 to provide a valuation of the Company, strategic planning and other advice. In addition, personnel related expenses (including salaries, payroll taxes,



                                      (12)
insurance expenses and ESOP expense) increased approximately $98,000 in fiscal 2001, along with rent expense and professional fees. These increases were offset by a reduction in current period expense related to the Non-Employee Director's Deferred Compensation Plan ("the Plan"). This decrease was a result of the Company recognizing a charge to general and administrative expense of approximately $175,000 to adjust the potential shares in the Plan to market price at September 30, 2000, verses a comparable charge to expense of approximately $31,000 for fiscal 2001. The Non-Employee directors have taken these potential shares, rather than a cash payment for their directors fees.

                The provision for income taxes increased in fiscal 2001, due to a much larger income before taxes (as discussed above). The Company continues to be able to utilize tax credits from production of "tight gas sands" natural gas and excess percentage depletion on it's oil and gas properties to reduce its tax liability, and an effective tax rate from the federal and state statutory rates. The effective tax rate was approximately 27% and 24% in fiscal 2001 and 2000, respectively.

                OUTLOOK FOR FISCAL YEAR 2002


                Forward-looking statements for 2002 and later periods are made throughout this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to oil and natural gas price risk, environmental risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

                As discussed above, the increase in net income in fiscal 2001 was attributable to increased oil and gas sales revenues, partially offset by increased expenses. Management currently expects average 2002 natural gas sales prices to be substantially lower than fiscal 2001 average levels. However, recent well completions should keep natural gas and crude oil production at approximately equal to or slightly higher than fiscal 2001 levels. The above factors, should allow the Company in fiscal 2002, to continue reporting strong earnings. However, as management has no control over market prices of natural gas or crude oil, continued price reductions could affect year 2002 results. Also, unexpected production declines from large volume wells or investments in exploratory well drilling resulting in dry hole costs, could adversely affect 2002 earnings.

                The acquisition on October 1, 2001 of Wood Oil Company will materially add to the Company's revenues and reserve base for fiscal 2002 and beyond. The adjusted cash purchase price of $22,603,886 was funded by Wood Oil working capital and a $20,000,000 five year term loan. Monthly payments on the loan are $333,000, plus accrued interest. The additional cash flow from Wood's oil and gas properties is currently expected to be sufficient to meet the required debt payments on the term loan in fiscal 2002.



                                      (13)

                The acquisition will be accounted for as a purchase, accordingly, Wood's financial results will be consolidated with Panhandle's, beginning October 1, 2001. All assets acquired and any liabilities assumed will be recorded at their fair values with any remaining differences between the purchase price of Wood recorded as goodwill. Thus, fiscal 2002 consolidated results of operations will show not only increased revenues but depreciation, depletion and amortization expenses will be significantly increased over 2001 and there will also be added general and administrative costs associated with the three Wood Oil employees added to Panhandle's staff and costs associated with moving Wood's offices to Oklahoma City.


ITEM 7.    FINANCIAL STATEMENTS
           Report of Independent Auditors .....................................   15

           Consolidated Balance Sheets
                    As of September 30, 2001 and 2000 .........................   16

           Consolidated Statements of Income For The
                    Years Ended September 30, 2001 and 2000 ...................   17

           Consolidated Statements of Stockholders' Equity For
                    The Years Ended September 30, 2001 and 2000 ...............   18

           Consolidated Statements of Cash Flows For
                    The Years Ended September 30, 2001 and 2000 ...............   19

           Notes To Consolidated Financial Statements .........................   20-35

                                      (14)

                         Report of Independent Auditors

Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                                 ERNST & YOUNG LLP
Oklahoma City, OK
December 14, 2001



                                      (15)

                            Panhandle Royalty Company

                           Consolidated Balance Sheets


                                                                                 SEPTEMBER 30
                                                                              2001           2000
                                                                           -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    98,970    $   815,912
   Oil and gas sales receivable                                              1,566,538      1,955,590
   Income tax receivable                                                       294,137             --
   Prepaid expenses                                                              4,552          3,817
                                                                           -----------    -----------
Total current assets                                                         1,964,197      2,775,319


Property and equipment at cost, based on successful
   efforts accounting:
     Producing oil and gas properties                                       35,586,081     27,282,697
     Nonproducing oil and gas properties                                     6,384,332      6,154,159
     Furniture and fixtures                                                    287,268        280,877
                                                                           -----------    -----------
                                                                            42,257,681     33,717,733
     Less accumulated depreciation, depletion, and amortization
                                                                            22,909,937     20,390,441
                                                                           -----------    -----------
Net properties and equipment                                                19,347,744     13,327,292

Escrow deposit and deferred costs related to Wood Oil acquisition
                                                                             3,860,027             --
Other assets                                                                   107,716        107,716
                                                                           -----------    -----------
Total assets                                                               $25,279,684    $16,210,327
                                                                           ===========    ===========



(Continued on next page.)



                                      (16)

                                                                      SEPTEMBER 30
                                                                   2001           2000
                                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                     $   856,594    $   703,917
   Gas imbalance liability                                           55,527         55,527
   Dividends payable                                                  7,742          7,742
   Income taxes payable                                                  --        249,327
   Deferred income taxes                                                 --         46,000
                                                                -----------    -----------
Total current liabilities                                           919,863      1,062,513

Long-term debt                                                    4,050,000             --

Deferred income taxes                                             3,284,000      1,794,000

Deferred lease bonus                                                 30,771             --

Stockholders' equity:
   Class A voting common stock, $.0333 par value;
     6,000,000 shares authorized, 2,066,441 issued and
     outstanding (2,060,206 in 2000)                                 68,881         68,673
   Capital in excess of par value                                   702,948        608,280
   Retained earnings                                             16,223,221     12,676,861
                                                                -----------    -----------
Total stockholders' equity                                       16,995,050     13,353,814
                                                                -----------    -----------
Total liabilities and stockholders' equity                      $25,279,684    $16,210,327
                                                                ===========    ===========


See accompanying notes.


                                      (17)

                            Panhandle Royalty Company

                        Consolidated Statements of Income


                                                         YEAR ENDED SEPTEMBER 30
                                                           2001           2000
                                                        -----------    -----------
Revenues:
   Oil and gas sales                                    $12,546,055    $ 9,091,920
   Lease bonuses and rentals                                 17,991         82,030
   Interest                                                  47,141         17,689
   Other                                                    184,735         86,335
                                                        -----------    -----------
                                                         12,795,922      9,277,974
Costs and expenses:
   Lease operating expenses and production taxes          1,771,789      1,458,935
   Exploration costs                                        947,046        514,739
   Depreciation, depletion, and amortization              1,670,961      1,789,491
   Provision for impairment                                 848,535        262,998
   General and administrative                             1,689,426      1,450,241
   Interest expense                                             779         15,643
                                                        -----------    -----------
                                                          6,928,536      5,492,047
                                                        -----------    -----------
Income before provision for income taxes                  5,867,386      3,785,927

Provision for income taxes                                1,600,000        925,000
                                                        -----------    -----------
Net income                                              $ 4,267,386    $ 2,860,927
                                                        ===========    ===========

Basic earnings per share                                $      2.07    $      1.39
                                                        ===========    ===========
Diluted earnings per share                              $      2.05    $      1.38
                                                        ===========    ===========


See accompanying notes.



                                      (18)

                            Panhandle Royalty Company

                 Consolidated Statements of Stockholders' Equity


                                                      COMMON STOCK             CAPITAL IN
                                               --------------------------      EXCESS OF         RETAINED
                                                 SHARES          AMOUNT        PAR VALUE         EARNINGS            TOTAL
                                               ---------     ------------     ------------     ------------     ------------
Balances at September 30, 1999                 2,056,990     $     68,566     $    587,058     $ 10,392,980     $ 11,048,604

Purchase and cancellation of common
   shares                                         (3,368)            (112)         (70,798)              --          (70,910)
Issuance of common shares to ESOP                  6,584              219           92,020               --           92,239
Dividends declared ($.28 per share)                   --               --               --         (577,046)        (577,046)
Net income                                            --               --               --        2,860,927        2,860,927
                                               ---------     ------------     ------------     ------------     ------------
Balances at September 30, 2000                 2,060,206           68,673          608,280       12,676,861       13,353,814

Purchase and cancellation of common
   shares                                           (146)              (5)          (1,855)              --           (1,860)
Issuance of common shares to ESOP                  6,381              213           96,523               --           96,736
Dividends declared ($.35 per share)                   --               --               --         (721,026)        (721,026)
Net income                                            --               --               --        4,267,386        4,267,386
                                               ---------     ------------     ------------     ------------     ------------
Balances at September 30, 2001                 2,066,441     $     68,881     $    702,948     $ 16,223,221     $ 16,995,050
                                               =========     ============     ============     ============     ============


See accompanying notes.


                                      (19)

                            Panhandle Royalty Company

                      Consolidated Statements of Cash Flows


                                                                               YEAR ENDED SEPTEMBER 30
                                                                                2001             2000
                                                                            ------------     ------------
OPERATING ACTIVITIES
Net income                                                                  $  4,267,386     $  2,860,927
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion, amortization, and impairment                     2,519,496        2,052,489
     Deferred income taxes                                                     1,444,000          271,000
     Deferred lease bonus                                                         30,771               --
     Exploration costs                                                           947,046          514,739
     Common stock issued to Employee Stock Ownership Plan                         96,736           92,239
     Cash provided (used) by changes in assets and liabilities:
       Oil and gas sales and other receivables                                   389,052         (821,437)
       Income taxes receivable                                                  (294,137)              --
       Prepaid expenses                                                             (735)             315
       Accounts payable and accrued liabilities                                  152,677          192,795
       Income taxes payable                                                     (249,327)         202,999
                                                                            ------------     ------------
Total adjustments                                                              5,035,579        2,505,139
                                                                            ------------     ------------
Net cash provided by operating activities                                      9,302,965        5,366,066

INVESTING ACTIVITIES OF PROPERTY AND EQUIPMENT
Capital expenditures, including dry hole costs                                (9,486,994)      (4,089,851)
Escrow deposit and payments related to Wood Oil acquisition                   (3,860,027)              --
                                                                            ------------     ------------
Net cash used in investing activities                                        (13,347,021)      (4,089,851)

FINANCING ACTIVITIES
Borrowings under line of credit                                                4,050,000          500,000
Payments of loan principal                                                            --         (500,000)
Purchase and cancellation of common shares                                        (1,860)         (70,910)
Payments of dividends                                                           (721,026)        (602,600)
                                                                            ------------     ------------
Net cash provided by (used in) financing activities                            3,327,114         (673,510)
                                                                            ------------     ------------
Increase (decrease) in cash and cash equivalents                                (716,942)         602,705

Cash and cash equivalents at beginning of year                                   815,912          213,207
                                                                            ------------     ------------
Cash and cash equivalents at end of year                                    $     98,970     $    815,912
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                               $     36,798     $     15,643
Income taxes paid, net of refunds received                                       699,464          451,167

See accompanying notes.



                                      (20)

                            Panhandle Royalty Company

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Panhandle Royalty Company and its wholly owned subsidiary, P.H.C., Inc. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

CASH EQUIVALENTS

All highly liquid short-term investments with original maturities of three months or less at the date of purchase by the Company are considered to be cash equivalents.

OIL AND GAS SALES

The Company sells oil and natural gas to various customers, recognizing revenues as oil and gas is produced and sold. Substantially all of the Company's accounts receivable are due from purchasers of oil and natural gas or operators of the oil and gas properties. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 2001.

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

DEPRECIATION, DEPLETION, AMORTIZATION, AND IMPAIRMENT

Depreciation, depletion, and amortization of the costs of producing oil and gas properties are generally computed using the units of production method primarily on a separate-property basis using proved reserves as estimated annually by an independent petroleum engineer. Depreciation of furniture and fixtures is computed using the straight-line method over estimated productive lives of five to eight years.


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

Nonproducing oil and gas properties include nonproducing minerals, which have a net book value of $4,095,680 at September 30, 2001, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities is expected to be made within this time frame. Impairment of nonproducing oil and gas properties is recognized based on experience and management judgment.

In accordance with the provisions of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $848,535 and $262,998, respectively, for 2001 and 2000. The majority of the impairment recognized in these years relates to fields comprised of a small number of wells on which the Company does not expect sufficient future net cash flow to recovery its carrying cost.

ENVIRONMENTAL COSTS

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2001, there were no such costs accrued.



                                      (22)

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PRODUCTION IMBALANCES

During the course of normal production operations, joint interest owners will, from time to time, take more or less than their ownership share of natural gas volumes from jointly-owned wells. These production imbalances are monitored over the life of the well to achieve balancing, or to minimize imbalances, by the time reserves are depleted, with final cash settlements made under a variety of arrangements at that time. The Company follows the sales method of accounting for imbalances. A receivable or liability is recorded to the extent that an under produced or overproduced position in a reservoir cannot be recouped through production of remaining reserves. At September 30, 2001 and 2000, the Company has recorded a liability of $55,527 related to overproduced positions of approximately 31,000 mcf. The Company's remaining production imbalances were not significant at September 30, 2001 or 2000.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share (EPS) is calculated using net income divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares (see Note 5).


                                      (23)

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following information is provided regarding the estimated fair value of the Company's financial instruments at September 30, 2001 and 2000:

         Cash and cash equivalents, receivables, prepaid expenses, accounts payable, and accrued liabilities are each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments. The fair value of Company's long-term debt approximates its carrying amount due to the variable interest rate on these borrowings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS No. 141) which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in July 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. Early adoption of SFAS No. 142 is permitted. The Company expects to adopt SFAS No. 142 on October 1, 2001 in connection with its acquisition of Wood Oil Company (see Note 11).

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143) and in October 2001, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It


                                      (24)

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

supersedes, with exceptions, SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144; however, at this time does not believe the impact of these standards will be material to the Company's financial position or results of operations.

2. INCOME TAXES

The Company's provision for income taxes is detailed as follows:

                          2001            2000
                   -----------     -----------
Current:
   Federal         $   160,000     $   647,000
   State                (4,000)          7,000
                   -----------     -----------
                       156,000         654,000

Deferred:
   Federal           1,232,000         244,000
   State               212,000          27,000
                   -----------     -----------
                     1,444,000         271,000
                   -----------     -----------
                   $ 1,600,000     $   925,000
                   ===========     ===========

The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes is analyzed below:

                                                         2001            2000
                                                      -----------     -----------
Provision for income taxes at statutory rate          $ 2,053,587     $ 1,325,074
Percentage depletion                                     (559,668)       (368,687)
Tight-sands gas credits                                   (47,114)        (59,359)
State income taxes, net of federal benefit                141,099          22,125
Other                                                      12,096           5,847
                                                      -----------     -----------
                                                      $ 1,600,000     $   925,000
                                                      ===========     ===========



                                      (25)

                            Panhandle Royalty Company

2. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                   2001          2000
                                                                ----------    ----------
Deferred tax liabilities:
   Capitalized costs and related depreciation, depletion,
     amortization, and impairment                               $3,592,000    $1,794,000
   Cash basis of accounting for income tax purposes                     --        46,000
                                                                ----------    ----------
                                                                 3,592,000     1,840,000
Deferred tax assets:
   Percentage depletion carryforward                               308,000            --
   Alternative minimum tax credit carryforwards                         --            --
                                                                ----------    ----------
                                                                   308,000            --
                                                                ----------    ----------
Net deferred tax liabilities                                    $3,284,000    $1,840,000
                                                                ==========    ==========

3. LONG-TERM DEBT

The Company has a revolving line of credit agreement with a bank, which extends through December 31, 2002, for borrowings up to $5,000,000, which bear interest at the bank's base rate minus .25% (5.75% at September 30, 2001). Any outstanding borrowings are unsecured but subject to a negative pledge on all of the Company's oil and gas properties and are payable in full, with accrued and unpaid interest, on December 31, 2002. The Company is required to pay an annual fee of .06% for the unused portion of the line of credit. The outstanding balance was $4,050,000 at September 30, 2001 (none at September 30, 2000).

The agreement contains various restrictions which, among other things, require the Company to maintain, at the end of each quarter, positive net income for the preceding twelve-month period. Additionally, the Company is restricted from incurring certain indebtedness, selling oil and gas properties for which the proceeds received exceed $250,000, acquiring treasury stock in any one year in excess of $250,000 and paying or declaring cash dividends exceeding fifty percent of the cash flow from operations, as defined, for the preceding twelve-month period.



                                      (26)

                            Panhandle Royalty Company

4. DIVIDENDS PAYABLE

Dividends payable represent accrued dividends which are due and payable, but have not been paid for various reasons, including questions concerning estates of deceased stockholders, unlocatable stockholders or questions of ownership of the underlying shares.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Directors' Deferred Compensation Plan (see Note 7).

                                                                 YEAR ENDED SEPTEMBER 30
                                                                    2001          2000
                                                                 ----------    ----------
Numerator for primary and diluted earnings per share:
   Net income                                                    $4,267,386    $2,860,927
                                                                 ==========    ==========
Denominator:
   For basic earnings per share--weighted average shares
                                                                  2,060,109     2,055,470
   Effect of potential diluted shares:
     Directors' deferred compensation shares                         24,935        21,960
                                                                 ----------    ----------
Denominator for diluted earnings per share--adjusted weighted
   average shares and potential shares                            2,085,044     2,077,430
                                                                 ==========    ==========
Basic earnings per share                                         $     2.07    $     1.39
                                                                 ==========    ==========
Diluted earnings per share                                       $     2.05    $     1.38
                                                                 ==========    ==========




                                      (27)

                            Panhandle Royalty Company

6. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 2001 or 2000) or the Company's common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 114,590 shares of the Company's common stock held by the plan as of September 30, 2001, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:

               YEAR               SHARES         AMOUNT
               ----               ------       --------
               2001                6,381         $96,736
               2000                6,584         $92,239
               1999                9,625         $73,391

7. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Effective November 1, 1994, the Company formed the Panhandle Royalty Company Deferred Compensation Plan for Non-Employee Directors (the Plan). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These shares are unissued and vest at the date of grant. The shares are credited to each director's deferred fee account at the fair market value of the stock at the date of grant and are adjusted for changes in market value subsequent thereto. Upon retirement, termination or death of the director, or upon change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the director's discretion, for the fair market value of the shares on the conversion date as defined by the Plan. As of September 30, 2001, 24,935 shares (21,960 shares at September 30, 2000) are included in the Plan. The Company has accrued $378,014 at September 30, 2001 ($307,444 at September 30, 2000) in connection with the Plan which is included in accrued liabilities in the accompanying consolidated balance sheet ($70,570 and $174,717 was charged to the results of operations for the years ended September 30, 2001 and 2000, respectively, and is included in general and administrative expense in the accompanying income statement).



                                      (28)

                            Panhandle Royalty Company

8. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

All oil and gas producing activities of the Company are conducted within the United States (principally Oklahoma and New Mexico) and represent substantially all of the business activities of the Company.

During 2001 and 2000 approximately 23% and 21%, respectively, of the Company's total revenues were derived from gas sales to ONEOK, Inc. The Company also has interests in a field of properties, the production on which accounted for approximately 15% of the Company's revenues in 2001 and 2000.

AGGREGATE CAPITALIZED COSTS

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion, and amortization as of September 30 is as follows:

                                                                  2001             2000
                                                              ------------     ------------
Producing properties                                          $ 35,586,081     $ 27,282,697
Nonproducing properties                                          6,384,332        6,154,159
                                                              ------------     ------------
                                                                41,970,413       33,436,856
Accumulated depreciation, depletion and amortization           (22,662,509)     (20,164,045)
                                                              ------------     ------------
Net capitalized costs                                         $ 19,307,904     $ 13,272,811
                                                              ============     ============

COSTS INCURRED

During the reporting period, the Company incurred the following costs in oil and gas producing activities:

                                     2001          2000          1999
                                  ----------    ----------    ----------
Property acquisition costs        $  194,645    $  528,691    $  445,827
Exploration costs                  3,839,009     1,776,773       514,546
Development costs                  5,447,423     1,765,401     1,399,795
                                  ----------    ----------    ----------
                                  $9,481,077    $4,070,865    $2,360,168
                                  ==========    ==========    ==========





                                      (29)

                            Panhandle Royalty Company

9. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED)

The following unaudited information regarding the Company's oil and natural gas reserves is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Because the Company's nonproducing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico, and Texas, it is not economically feasible for the Company to provide estimates of all proved undeveloped reserves. The Company directs its independent petroleum engineering firm to include proved undeveloped reserves in certain areas of Oklahoma and New Mexico in the scope of properties which are evaluated for the Company. Due to field production allowable rules in the Dagger Draw field of New Mexico only those proved undeveloped reserves which the Company felt could be drilled, under existing allowable rules, have been included. Should the allowable rules be amended and/or production volumes change significantly, additional proved undeveloped reserves in the Dagger Draw field of New Mexico may be added in the future.

The Company's net proved (including certain undeveloped reserves described above) oil and gas reserves, all of which are located in the United States, as of September 30, 2001, 2000, and 1999, have been estimated by Campbell & Associates, Inc., an independent petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 2001, 2000, and 1999. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.




                                      (30)

                            Panhandle Royalty Company

9. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

Net quantities of proved, developed, and undeveloped oil and gas reserves are summarized as follows:

                                                PROVED RESERVES
                                            -------------------------
                                               OIL            GAS
                                            (Mbarrels)       (Mmcf)
                                            ----------     ----------
September 30, 1999                                 721         13,115

Revisions of previous estimates (1)                (81)           396
Purchases of reserves in place                       6            147
Extensions and discoveries                          81          3,186
Production                                         (67)        (2,455)
                                            ----------     ----------
September 30, 2000                                 660         14,389

Revisions of previous estimates (1)                (47)        (2,178)
Extensions and discoveries                         132          7,685
Production                                         (69)        (2,208)
                                            ----------     ----------

September 30, 2001                                 676         17,688
                                            ==========     ==========

(1) Oil and gas revisions in 2001 are primarily related to those reserves that were uneconomical at the lower prices that existed at September 30, 2001. Gas revisions in 2000 are primarily related to those reserves that were economically recoverable at the higher prices that existed at September 30, 2000, which were not economically recoverable at prices existing at September 30, 1999. In 2000 and 1999, oil reserves were also revised downward due to a decline in production of certain New Mexico properties after being shut-in for several months in 1999 due to depressed oil prices.



                                      (31)

                            Panhandle Royalty Company

9. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

                            PROVED DEVELOPED RESERVES    PROVED UNDEVELOPED RESERVES
                            -------------------------    ---------------------------
                                OIL           GAS           OIL           GAS
                             (Mbarrels)      (Mmcf)      (Mbarrels)      (Mmcf)
                             ----------    ----------    ----------    ----------
September 30, 1999                  433        11,519           288         1,596
                             ==========    ==========    ==========    ==========
September 30, 2000                  409        11,585           251         2,804
                             ==========    ==========    ==========    ==========
September 30, 2001                  413        13,236           263         4,452
                             ==========    ==========    ==========    ==========


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

Estimates of future cash flows from proved oil and gas reserves, based on current prices and costs, as of September 30 are shown in the following table. Estimated income taxes are calculated by (i) applying the appropriate year-end tax rates to the estimated future pretax net cash flows less depreciation of the tax basis of properties and statutory depletion allowances and (ii) reducing the amount in (i) for estimated tax credits to be realized in the future for gas produced from "tight-sands."

                                                                       2001           2000
                                                                   -----------    -----------
Future cash inflows                                                $48,294,240    $78,668,350
Future production costs                                              9,355,230     12,308,320
Future development costs                                             2,999,402      1,273,629
                                                                   -----------    -----------

Future net cash inflows before future income tax expenses           35,939,608     65,086,401

Future income tax expense                                            9,381,868     18,332,743
                                                                   -----------    -----------
Future net cash flows                                               26,557,740     46,753,658

10% annual discount                                                  8,927,795     15,892,344
                                                                   -----------    -----------
Standardized measure of discounted future net cash flows           $17,629,945    $30,861,314
                                                                   ===========    ===========

                                      (32)

                            Panhandle Royalty Company

9. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

Changes in the standardized measure of discounted future net cash flows are as follows:

                                                               2001             2000
                                                           ------------     ------------
Beginning of year                                          $ 30,861,314     $ 20,071,898
Changes resulting from:
   Sales of oil and gas, net of production costs            (10,774,266)      (7,632,985)
   Net change in sales prices and production costs          (17,851,098)      11,642,854
   Net change in future development costs                    (1,154,469)         (60,124)
   Extensions and discoveries                                10,190,264        8,886,844
   Revisions of quantity estimates                           (2,981,154)        (221,761)
   Purchases of minerals-in-place                                    --          438,663
   Accretion of discount                                      3,086,132        2,007,190
   Net change in income taxes                                 6,185,986       (4,807,558)
   Change in timing and other, net                               67,236          536,293
                                                           ------------     ------------
End of year                                                $ 17,629,945     $ 30,861,314
                                                           ============     ============

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations.

                                                                FISCAL 2001
                                           --------------------------------------------------------
                                                               QUARTER ENDED
                                           --------------------------------------------------------
                                           DECEMBER 31      MARCH 31       JUNE 30     SEPTEMBER 30
                                           -----------     ----------    ----------    ------------
Revenues                                    $ 3,474,221    $3,940,975    $2,918,603    $  2,462,123
Income before provision for income
   taxes (A)                                  1,561,911     2,374,071     1,367,935         563,469
Net income (B)                                1,386,310     1,690,071     1,027,935         163,070
Basic earnings per share                    $       .67    $      .82    $      .50    $        .08
Diluted earnings per share                  $       .67    $      .82    $      .49    $        .08



                                      (33)

                            Panhandle Royalty Company

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                FISCAL 2000
                                            -------------------------------------------------------
                                                                QUARTER ENDED
                                            -------------------------------------------------------
                                            DECEMBER 31     MARCH 31      JUNE 30      SEPTEMBER 30
                                            -----------    ----------    ----------    ------------
Revenues                                     $1,650,961    $2,240,986    $2,410,493      $2,975,534
Income before provision for income
   taxes (A)                                    406,258     1,002,720     1,253,740       1,123,209
Net income (B)                                  364,258       722,720       943,740         830,209
Basic earnings per share                     $      .18    $      .35    $      .46      $      .40
Diluted earnings per share                   $      .18    $      .35    $      .46      $      .39

(A) Fourth quarter income before provision for income taxes includes an SFAS No. 121 charge of $623,535 and $112,998 for 2001 and 2000, respectively.

(B) Year-end adjustments to the Company's provision for income taxes caused the effective rate for 2001 and 2000 to be less than that estimated during the previous three quarters. The effect of this difference is reflected in the fourth quarter net income above.

11. SUBSEQUENT EVENT (UNAUDITED)

On October 1, 2001 Panhandle Royalty Company acquired privately held Wood Oil Company (Wood) of Tulsa, Oklahoma. The acquisition was made pursuant to an Agreement and Plan of Merger among Panhandle Royalty Company, PHC, Inc., and Wood Oil Company, dated August 9, 2001. Wood merged with Panhandle's wholly owned subsidiary PHC, Inc., on October 1, 2001, with Wood being the surviving Company. Prior to the acquisition, Wood was a privately held company engaged in oil and gas exploration and production and fee mineral ownership and owned interests in certain oil and gas and real estate partnerships and an office building in Tulsa. Wood will continue to operate as a subsidiary of Panhandle and will be moved to Oklahoma City in early 2002. Wood and its shareholders were unrelated parties to Panhandle.

Wood's assets, in addition to those mentioned above, included approximately 71,000 net acres of fee minerals and 14,923 net leasehold acres located primarily in Oklahoma, Texas and 17 additional states. Wood owns non-operating, royalty and working interests in


                                      (34)

                            Panhandle Royalty Company

11. SUBSEQUENT EVENT (UNAUDITED) (CONTINUED)

approximately 2,000 producing wells with estimated net proven reserves of 13.1 billion cubic feet of natural gas equivalents at October 1, 2001. Daily production is approximately 4,700 mcf and 166 barrels of oil. For the years ended July 31, 2001 and 2000, Wood had total revenues of $11.9 million and $5.6 million and net income of $5.5 million and $1.6 million, respectively.

The preliminary adjusted cash purchase price was $22,603,886, which included working capital assumed of $4,195,794. Funding for the acquisition was obtained from BancFirst of Oklahoma City, Oklahoma in the form of a $20,000,000 five-year term loan. Three million dollars of Wood's cash was used to reduce Panhandle's debt on the date of closing.

The acquisition will be accounted for as a purchase, accordingly, Wood's financial results will be consolidated with Panhandle's beginning October 1, 2001. Under the purchase method, identifiable assets and liabilities of Wood will be recorded at their fair values. The remaining difference between the purchase price of Wood, including direct costs of the acquisition, will be recorded as goodwill. Based on the preliminary purchase price allocation, the Company expects to record goodwill of approximately $4.0 million.


                                      (35)

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


                                    PART III


ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT

                Listed below are the names, ages and positions, as of December 4, 2001, of the directors and executive officers of the Company. The Company's bylaws provide for seven directors who are elected for staggered three-year terms. Executive officers are appointed by the board of directors to serve in their respective capacities until their successors are duly appointed by the directors.

                                    DIRECTORS

                                                                                   Served As
                                                                          Term     Director
Name                                       Age   Position & Offices      Expires     Since
----------------------                     ---   ------------------      -------   ---------
Michael A. Cawley (b)                      54    Director                  2004       1991

Sam J. Cerny (a)                           69    Director                  2003       1993

E. Chris Kauffman (b)(c)                   61    Director                  2003       1991
                  (d)
H W Peace II (b)                           66    Director, Chief           2002       1991
                                                 Executive Officer,
                                                 President

Ray H. Potts (c)                           69    Director                  2004       1997

Robert A. Reece (a)(c)                     57    Director                  2002       1986

Jerry L. Smith (a)                         61    Director, Chairman        2002       1987
                                                 of the Board

                  (a)      Member of Audit Committee

                  (b)      Member of Compensation Committee

                  (c)      Member of Retirement Committee

                  (d) The sale of 2,700 shares of Panhandle Royalty Company class A common stock in July, 2001 by the Estate of Linda Partricia Kauffman was not reported by Mr. Kauffman on FORM 4, until December 28, 2001.




                                      (36)

                               EXECUTIVE OFFICERS


Name                              Age               Office                                    Since
------------------                ---               -----------------------                   -----
Jerry L. Smith                    61                Chairman of the Board                     1997

H W Peace II                      66                Chief Executive Officer                   1991
                                                    President

Michael C. Coffman                48                Vice President,                           1990
                                                    Chief Financial Officer,
                                                    Secretary/Treasurer

Wanda C. Tucker                   64                Vice President of Land                    1990



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

                H W Peace II holds bachelors and masters degrees in geology. For thirty-seven years he has been employed as a geologist, in management or as an officer and/or director in the petroleum industry. He has been employed by Union Oil Company of California, Cotton Petroleum and Hadson Petroleum Corporation. He has been president of the Company since 1991.



                                      (37)

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

                Jerry L. Smith for the last eleven years has been the owner of Smith Capital Corporation in Dallas. This corporation is a private investment firm focusing on commercial real estate and securities. Mr. Smith also is a past Treasurer and Director of the Association of Graduates of the United States Air Force Academy.

                Michael C. Coffman is a certified public accountant. Since 1975, he has worked in public accounting and as a financial officer of three publicly owned companies involved in the oil and gas industry. He has been employed by the Company since 1990.

                Wanda C. Tucker has been a full-time employee of the Company since 1978, has served in various positions with the Company.

                None of the organizations described in the business experiences of company directors and officers are parents, subsidiaries or affiliates of Panhandle Royalty Company.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and                                                  Annual Compensation
Principal                             ----------------------------------------------------------
Position                              Year           Salary          Bonus            All Other
------------                          ----          --------        -------           ----------
H W Peace II                          2001          $138,756        $25,600           $24,653 (1)
President &                           2000          $128,000        $18,100           $21,915 (1)
Chief Exec. Officer                   1999          $125,000        $13,100           $20,715 (1)

Michael C. Coffman                    2001          $ 92,250        $15,600           $16,628 (2)
Vice President,                       2000          $ 87,875        $10,600           $14,771 (2)
Chief Financial Officer               1999          $ 85,625        $ 5,600           $13,684 (2)


         (1) Represents the value of 1,541 shares for 2001, and 1,565 shares for 2000, and 2,589 shares for 1999, of Company stock contributed to the Panhandle Employee Stock Ownership Plan
                  (ESOP) on Mr. Peace's behalf.

         (2) Represents the value of 1,039 shares for 2001, and 1,055 shares for 2000, and 1,710 shares for 1999, of Company stock contributed to the Panhandle Employee Stock Ownership Plan
                  (ESOP) on Mr. Coffman's behalf.



                                      (38)

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

                In addition to the above, Jerry L. Smith, chairman of the board of directors, who is not an employee of the Company, is entitled to receive a $100 per hour fee for time spent, other than board or committee meetings, on Company business. During fiscal 2001 and 2000, no payments were made to Mr. Smith under this arrangement.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                As of December 4, 2001, the following person or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, was known to Panhandle to be the only beneficial owner of more than five percent of the outstanding shares of Panhandle's class A common stock.

                                 Amount And Nature Of                  Percent Of
        Name                     Beneficial Ownership                    Class
---------------------          -------------------------               ----------
Robert Robotti                 123,397 shares, shared voting            5.9%
c/o  Robotti & Company         and investment powers
Incorporated,
52 Vanderbilt Avenue,
New York, NY 10017



                                      (39)

                SECURITY OWNERSHIP OF MANAGEMENT

                The following table sets forth, as of September 30, 2001, all shares of class A common stock held beneficially, directly or indirectly by each director and by all directors and officers as a group (excluding certain shares that may be issued under the Non-Employee Directors' Deferred Compensation Plan (see Item 10. EXECUTIVE COMPENSATION and Item 7. FINANCIAL STATEMENTS, Note 7).

                                   Amount And Nature Of                Percent Of
        Name                       Beneficial Ownership                  Class
---------------------              -------------------------           ----------
Michael A. Cawley (A)       300 shares, sole voting                      *
                            and investment powers

Sam J. Cerny (B)            300 shares, sole voting                      *
                            and investment powers

E. Chris Kauffman (C)       6,600 shares, shared voting                  *
                            and investment powers

H W Peace II (D)            30,808 shares, shared voting                 1.5%
                            and investment powers

Ray H. Potts (E)            1,480 shares, sole voting                    *
                            and investment powers

Robert A. Reece (F)         16,044 shares, sole voting                   *
                            and investment powers

Jerry L. Smith (G)          19,572 shares, sole voting                   1.0%
                            and investment powers

All Directors and           37,408 shares, shared                        1.8%
Officers as a               voting and investment
group (9 persons)           powers

                            78,568 shares, sole voting                   3.8%
                            and investment powers

                            115,976 shares total                         5.6%

                                                                * less than 1.0%
(A)  P.O. Box 2180, Ardmore, OK  73402
(B)  3330 Liberty Tower, 100 N. Broadway, Okla. City, OK  73102
(C)  9705 North Broadway Ext. - Suite #200, Okla. City, OK  73114
(D)  5400 N.W. Grand Blvd - Suite #210, Okla. City, OK  73112
(E)  100 N. Broadway - Suite #3200, Okla. City, OK  73102
(F)  6403 N. Grand Blvd.  - Suite #204, Okla. City, OK  73116
(G)  5944 Luther Lane - Suite #401, Dallas, TX  75225



                                      (40)

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      NONE


ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

         (3) Amended Certificate of Incorporation (Incorporated by reference to Exhibit attached to Form 10 filed January 27, 1980, and to Forms 8-K dated June 1, 1982, December 3, 1982 and to Form 10-QSB dated March 31, 1999).

                  By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

         (4) Instruments defining the rights of security holders (Incorporated by reference to Certificate of Incorporation and By-Laws listed above)

         (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

         (21)     Subsidiaries of the Registrant


                  REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.



                                      (41)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PANHANDLE ROYALTY COMPANY


                                             By:    /s/ H W Peace II
                                                ------------------------------
                                                 H W Peace II, Chief
                                                 Executive Officer,
                                                 President, Director

                                             Date: December 18, 2001
                                                   -------------------

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Smith                            /s/ E. Chris Kauffman
---------------------------------             ----------------------------------
Jerry L. Smith, Chairman of Board             E. Chris Kauffman, Director

Date December 18, 2001                        Date December 18, 2001
     ---------------------                         -----------------------

  /s/ Robert A. Reece                         /s/ Ray H. Potts
---------------------------------             ----------------------------------
Robert A. Reece, Director                     Ray H. Potts, Director

Date December 18, 2001                        Date December 18, 2001
     ---------------------                         -----------------------

                                              /s/ Michael A. Cawley
---------------------------------             ----------------------------------
Sam J. Cerny, Director                        Michael A. Cawley, Director

Date December 18, 2001                        Date December 18, 2001
     ---------------------                         ----------------------


  /s/ Michael C. Coffman
-----------------------------
Michael C. Coffman, Vice President
Treasurer and Secretary
(Principal Financial and Accounting
 Officer)

Date    December 18, 2001


                                      (42)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
   (3)            Amended Certificate of Incorporation (Incorporated by
                  reference to Exhibit attached to Form 10 filed January 27,
                  1980, and to Forms 8-K dated June 1, 1982, December 3, 1982 and to Form 10-QSB dated March 31, 1999).

                  By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

   (4)            Instruments defining the rights of security holders
                  (Incorporated by reference to Certificate of Incorporation and By-Laws listed above)

   (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

   (21)           Subsidiaries of the Registrant