Form 10-Q
period 2001-12-31
PANHANDLE ROYALTY CO
filed 2002-02-14
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended  December 31, 2001
                             --------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                    to
                                      ------------------     ------------------


       Commission File Number               0-9116
                              -------------------------------------------------

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


    Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number including area code    (405) 948-1560
                                                        -----------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                [X]  Yes   [ ]  No


       Outstanding shares of Class A Common stock (voting) at
February 12, 2002:  2,066,441
                    ---------

                                      INDEX



Part  I. Financial Information

      Item  1.  Consolidated Financial Statements (unaudited)                                    Page
                       Condensed Consolidated Balance Sheets -
                       December 31, 2001 and September 30, 2001 .................................. 1

                       Condensed Consolidated Statements of Income -
                       Three months ended December 31, 2001 and 2000 ............................. 2

                       Condensed Consolidated Statements of Cash Flows -
                       Three months ended December 31, 2001 and 2000 ............................. 3

                       Notes to Condensed Consolidated Financial
                       Statements ................................................................ 4

      Item  2.  Management's discussion and analysis of financial condition and results of operations ....................................... 6

Part II. Other Information

      Item  6.  Exhibits and reports on Form 8-K ................................................. 8

                         PART I. FINANCIAL INFORMATION

                           PANHANDLE ROYALTY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Information at December 31, 2001 is unaudited)


                                                                              December 31,    September 30,
Assets                                                                            2001             2001
                                                                              -------------   -------------
Current assets:
       Cash and cash equivalents                                              $     262,326   $      98,970
       Oil and gas sales receivable                                               2,178,702       1,566,538
       Income tax receivable                                                        596,134         294,137
       Prepaid expenses                                                              22,204           4,552
                                                                              -------------   -------------
Total current assets                                                              3,059,366       1,964,197

Properties and equipment, at cost, based on
       successful efforts accounting
                Producing oil and gas properties                                 55,199,371      35,586,081
                Non producing oil and gas properties                             11,005,063       6,384,332
                Other                                                             1,094,206         287,268
                                                                              -------------   -------------
                                                                                 67,298,640      42,257,681
       Less accumulated depreciation,
                depletion and amortization                                       24,528,073      22,909,937
                                                                              -------------   -------------
Net properties and equipment                                                     42,770,567      19,347,744

Investment in partnerships                                                        1,311,286              --
Marketable securities                                                               139,440              --

Escrow deposit and deferred costs related to Wood Oil acquisition                        --       3,860,027

Other assets                                                                        107,716         107,716
                                                                              -------------   -------------
Total Assets                                                                  $  47,388,375   $  25,279,684
                                                                              =============   =============

       Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                       $   1,022,454   $     478,580
       Accrued liabilities:
                Deferred compensation                                               503,403         378,014
                Gas imbalances                                                       93,027          55,527
                Dividends                                                           152,393           7,742
                Interest                                                             77,319              --
       Current portion of long-term debt                                          3,996,000              --
                                                                              -------------   -------------
Total current liabilities                                                         5,844,596         919,863


Long-term debt                                                                   15,821,000       4,050,000
Deferred income taxes                                                             9,061,438       3,284,000
Deferred lease bonus                                                                 32,451          30,771

Stockholders' equity:
       Class A voting Common Stock, $.0333 par value;
                6,000,000, shares authorized, 2,066,441 issued
                and outstanding at December 31,2001 and
                September 30, 2001                                                   68,881          68,881
       Capital in excess of par value                                               702,948         702,948
       Retained earnings                                                         15,857,061      16,223,221
                                                                              -------------   -------------
Total stockholders' equity                                                       16,628,890      16,995,050
                                                                              -------------   -------------
Total liabilities and stockholders' equity                                    $  47,388,375   $  25,279,684
                                                                              =============   =============



                                       (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                 Three Months Ended December 31,
                                                                      2001            2000
                                                                 -------------    -------------
Revenues:
       Oil and gas sales                                         $   3,184,874    $   3,420,056
       Lease bonuses and rentals                                        19,899            2,685
       Interest and other                                               90,466           51,480
       Equity in income of partnerships                                 35,322               --
                                                                 -------------    -------------
                                                                     3,330,561        3,474,221

Costs and expenses:
       Lease operating expenses and
          production taxes                                             839,417          415,145
       Exploration costs                                                60,928          216,123
       Depreciation, depletion,
          amortization
          and impairment                                             1,643,277          463,637
       General and administrative                                      641,658          467,006
       Interest expense                                                247,518               --
                                                                 -------------    -------------
                                                                     3,432,798        1,561,911

       Income (loss) before provision
          for income taxes                                            (102,237)       1,912,310

Provision (benefit) for income taxes                                   (25,381)         526,000
                                                                 -------------    -------------

Net income (loss)                                                $     (76,856)   $   1,386,310
                                                                 =============    =============

Basic earnings (loss) per share (Note 3)                         $        (.04)   $         .67
                                                                 =============    =============

Diluted earnings (loss) per share (Note 3)                       $        (.04)   $         .67
                                                                 =============    =============

Dividends declared and paid in the
       quarter ended December 31                                 $         .07    $         .07
                                                                 =============    =============

Dividends declared for and to be
       paid in the quarter ended
       March 31 (Note 5)                                         $         .07    $         .14
                                                                 =============    =============



                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                     Three months ended December  31,
                                                                          2001              2000
                                                                     -------------     -------------
Cash flows from operating activities:
       Net income (loss)                                             $     (76,856)    $   1,386,310
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation, depletion and amortization                          1,643,277           463,637
       Exploration costs                                                    60,928           216,123
       Equity in income of partnerships                                    (35,322)               --
       Deferred lease bonus                                                  1,679                --
       Provision (benefit) for deferred income taxes                       (30,000)          288,000
       Cash provided (used) by changes in assets
           and liabilities, excluding those acquired
            in Wood Oil acquisition:
       Oil and gas sales and other receivables                             (89,679)         (415,514)
       Income taxes receivable                                             415,810                --
       Prepaid expenses and other assets                                   223,196           (15,189)
       Income taxes payable                                                     --            19,816
       Accounts payable and accrued liabilities,                           (69,056)          658,323
                                                                     -------------     -------------
       Total adjustments                                                 2,120,833         1,215,196
                                                                     -------------     -------------

       Net cash provided by operating activities                         2,043,977         2,601,506

Cash flows from investing activities:
       Acquisition of Wood Oil, net of cash acquired                   (15,229,466)               --
       Purchase of and development of
           properties and equipment                                     (2,367,539)       (2,187,125)
       Distributions from partnerships                                      94,036                --
                                                                     -------------     -------------

       Net cash used in investing activities                           (17,502,969)       (2,187,125)

Cash flows from financing activities:
       Borrowings under credit agreements                               20,150,000                --
       Payments of loan principal                                       (4,383,000)               --
       Acquisition of common shares                                             --            (1,859)
       Payment of dividends                                               (144,652)         (144,214)
                                                                     -------------     -------------
           Net cash provided (used) by financing activities             15,622,348          (146,073)
                                                                     -------------     -------------
       Increase in cash and cash equivalents                               163,356           268,308
       Cash and cash equivalents at beginning of period                     98,970           815,912
                                                                     -------------     -------------
       Cash and cash equivalents at end of period                    $     262,326     $   1,084,220
                                                                     =============     =============

Supplemental disclosure of cash flow information:
Interest paid                                                        $     170,199     $          --
Income taxes paid                                                            4,619           218,184
                                                                     -------------     -------------
                                                                     $     174,818     $     218,184
                                                                     =============     =============

                            (See accompanying notes)

                                       (3)

                            PANHANDLE ROYALTY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: Accounting Principles and Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission, and effective October 1, 2001, include the Company's wholly-owned subsidiary, Wood Oil Company (Wood). Management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year.

NOTE 2: Income Taxes

       The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits are scheduled to be available through the year 2002. The Company's provision for income taxes in fiscal 2001, is also reflective of excess percentage depletion, reducing the Company's effective tax rate from the federal statutory rate.

NOTE 3: Earnings (loss) Per Share

       The following table sets forth the computation of basic and diluted earnings per share, giving consideration to, certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan, to the extent dilative:

                                              Three months ended December 31,
                                                  2001                 2000
                                             ---------------     ---------------
Numerator for primary
       and diluted earnings
       per share:
   Net income (loss)                         $       (76,856)    $     1,386,310
                                             ===============     ===============

Denominator:
   For basic earnings per share
   Weighted average shares                         2,066,441           2,060,168

Effect of potential diluted shares:
   Directors deferred
   compensation shares                                    --              22,787
                                             ---------------     ---------------

Denominator for diluted earnings
    per share - adjusted weighted
    average shares and potential
    shares                                         2,066,441           2,082,955
                                             ===============     ===============

Basic earnings (loss) per share              $          (.04)    $           .67
                                             ===============     ===============

Diluted earnings (loss) per share            $          (.04)    $           .67
                                             ===============     ===============


NOTE 4: Long-term Debt

       The Company has a $5,000,000 line-of-credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2003. At December 31, 2001, the Company had $150,000 outstanding under the BancFirst facility ($1,400,000 at February 12, 2002). In addition, on October 1, 2001, the Company utilized a $20,000,000 five year term loan from BancFirst to make the Wood Oil acquisition. Monthly payments on the term loan, which began in December 2001, are $333,000 plus, accrued interest. The line-of-credit and term loan bear interest equal to the national prime rate minus 1/4% (4.5% at December 31, 2001).

NOTE 5: Dividends

       On December 18, 2001, the Company's Board of Directors approved payment of a $.07 per share dividend, to be paid on March 11, 2002, to shareholders of record on February 8, 2002.

                                       (4)

NOTE 6: Acquisition of Wood Oil Company

       On October 1, 2001, the Company acquired 100% of the outstanding common stock of Wood Oil Company (Wood). The acquisition was made pursuant to an Agreement and Plan of Merger among the Company, PHC, Inc. and Wood Oil Company, dated August 9, 2001. Wood merged with Panhandle's wholly owned subsidiary PHC, Inc., on October 1, 2001, with Wood being the surviving Company. Prior to the acquisition, Wood was a privately held company engaged in oil and gas exploration and production and fee mineral ownership and owned interests in certain oil and gas and real estate partnerships and owned an office building in Tulsa, Oklahoma. Wood will continue to operate as a subsidiary of Panhandle and will be moved to Oklahoma City in early 2002. Wood and its shareholders were unrelated parties to Panhandle.

       The Company's decision to acquire Wood was the result of desired growth in the Company's asset base of producing oil and gas reserves and fee mineral acreage. Wood's oil and gas activity, fee minerals and operating philosophy in general had been very similar to the Company's.

       Wood's mineral acreage ownership and leasehold position as well as its producing oil and gas properties are located in the same general areas as the Company's. In several cases, both companies own interests in existing producing wells and several developing fields. The Company intends to actively pursue drilling opportunities on Wood's properties.

       The combination of the companies will provide reduced overhead expenses as the Wood Oil office will be combined with the Company's. This acquisition should considerably enhance the medium to long term growth of the Company and is expected to generally be accretive to earnings and cash flow per share.

       Funding for the acquisition was obtained from BankFirst of Oklahoma City, Oklahoma in the form of a $20 million five- year term loan. Three million of Wood's cash was used to reduce Panhandle's debt on the date of closing.

       The operations of Wood, since October 1, 2001, are included in the accompanying financial statements.

       The preliminary purchase price was determined as follows, cash consideration to Wood shareholders $22,604,000 and transaction costs of $244,000, for a total of $22,848,000.

       The following table sets forth the preliminary allocation of the purchase price to the assets and liabilities acquired (in thousands.) The Company is in process of determining the final tax basis of the properties acquired, thus, the allocation of the purchase price is subject to refinement. No goodwill will be deductible for tax purposes.

Cash                                                               $      3,759
Other current assets                                                      1,260
Land and
   buildings held for sale                                                  750
Oil and Gas properties - proved                                          17,550

Minerals:
         Producing                                                          925
         Nonproducing                                                     3,491
Other property and equipment                                                 43
Investments in partnerships and other assets                              1,731
                                                                   ------------

         Total assets acquired                                           29,509

Current liabilities                                                        (853)
Deferred income taxes                                                    (5,808)
                                                                   ------------
         Total liabilities assumed                                       (6,661)
                                                                   ------------
         Net assets acquired                                       $     22,848
                                                                   ============


                                       (5)

       The following unaudited proforma results of operations give effect to the acquisition as if consummated on October 1, 2000. The data reflects adjustments of the historical Wood results for depreciation and amortization of the property and equipment acquired, adjustments of expenses resulting from contractual requirements of the acquisition agreement, incremental interest expense relating to bank borrowing used to finance the purchase and income taxes. The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma results of operations data does not purport to represent the results of operations that would have occurred had such transaction been consummated on October 1, 2000 or the Company's results of operation for any future date or period.

                                                Three months ended
                                                December 31, 2000,
                                                -----------------
                                                (In the thousands,
                                                except per share amounts)
Total revenues                                  $       5,760
Net income                                      $       1,757
Earnings per share:
         Basic                                  $         .85
         Diluted                                $         .84


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       FORWARD-LOOKING STATEMENTS AND RISK FACTORS

       Forward-Looking Statements for 2002 and later periods are made in this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

       LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2001, the Company had negative working capital of $2,785,230, as compared to positive working capital of $1,044,334 at September 30, 2001. The decrease is a result of $3,996,000 being recorded as the current portion of the $20,000,000 term loan used to fund the acquisition of Wood Oil Company ("Wood Acquisition") on October 1, 2001. Monthly payments on the term loan of $333,000, plus, accrued interest began on December 1, 2001. Cash flow from operating activities decreased 21% to $2,043,977 for the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001, primarily due to a significant reduction in product prices.

       Capital expenditures for oil and gas activities for the 2002 quarter amounted to $2,367,53, exclusive of $15,229,466 used to acquire Wood Oil Company, as compared to $2,187,125 for the 2001 quarter. This 8% increase was due to capital expenditures for oil and gas activities on the newly acquired Wood Oil properties. The Company currently expects capital expenditures to be substantially less for the remaining three quarters of fiscal 2002 as compared to the last three quarters of fiscal 2001. The continuing depressed market prices of oil and natural gas are causing operators, which the Company depends on to drill new wells, to either cancel or postpone drilling many proposed wells. As market prices are not currently expected to increase significantly over the remainder of fiscal 2002, a continuing reduction in capital expenditures is anticipated until prices increase significantly.

       The Company has historically funded its capital expenditures, overhead expenditures and dividend payments from operating cash flow. With the addition of the monthly payments required on the term loan, the Company has utilized the $5,000,000 line-of-credit, as needed, to help fund these expenditures. Management expects to borrow additional funds under the line-of-credit during the remainder of fiscal 2002. The Company has the availability of equity, which could be

                                       (6)
offered in a public or private placement, if additional capital were needed for capital expenditures, or for debt reduction, or a combination of uses.

        RESULTS OF OPERATIONS

                Revenues decreased 4% for the quarter ended December 31, 2001, as compared to the same quarter ended December 31, 2000. This decrease is a function of substantially reduced average sales prices for both oil and natural gas offset by the addition of oil and gas sales revenues added in the 2002 quarter from the Wood acquisition. The chart below outlines the Company's production and average sales prices of crude oil and natural gas for the three month periods ended December 31, 2001 and 2000:

                                         BARRELS        AVERAGE           MCF           AVERAGE
                                          SOLD           PRICE            SOLD           PRICE
                                      ------------    ------------    ------------    ------------
Three months ended 12/31/01                 34,149    $      18.68       1,048,648    $       2.41
Three months ended 12/31/00                 19,715    $      31.91         553,787    $       5.04

        The increased sales volume of both natural gas and oil was primarily due to production added from the Wood acquisition properties. The remaining increase in gas sales volume was due to new wells drilled in fiscal 2001 coming on line in the first quarter of fiscal 2002.

        Costs and expenses increased $1,870,887 or 120% for the 2002 quarter as compared to the 2001 quarter. The majority of the increase, 74%, was related to expenses of Wood Oil Company. Depreciation, depletion, amortization and impairment (DD&A) increased $1,179,640 in the 2002 quarter, with $836,408 of that being DD&A on Wood properties. Wood DD&A is based on the fair value of Wood oil and gas properties assigned in the purchase accounting done at the acquisition date. In addition, units of production DD&A on Panhandle's existing properties, was higher than the 2001 quarter as production volumes on these properties were increased in the 2002 quarter and as a result of certain downward reserve revisions at September 30, 2001, due to lower product prices.

        Lease operating costs and production taxes (LOE) increased $424,272, in the 2002 quarter. This increase was due to LOE costs on the Wood properties of $441,884 being added in the 2002 quarter.

        Exploration costs were significantly lower in the 2002 quarter due to a reduced number of exploratory wells being drilled in this quarter. This reduced the chance of an exploratory well being a dry hole, which under the successful efforts accounting method are expensed.

        General and administrative costs increased $174,652 in the first quarter of fiscal as compared to the first quarter of fiscal 2001. $108,760 of the increase was due to the addition of general and administrative changes related to the Wood Oil office in Tulsa, OK. The remainder of the increase was due to personnel related costs for Panhandle. The Wood office in Tulsa, will be moved to Oklahoma City in the second fiscal quarter and combined with Panhandle's existing office.

        Interest expense in the first quarter of 2002 was primarily related to the Wood acquisition that closed October 1, 2001 and was funded with a new $20,000,000 five-year term loan. The Company had no debt outstanding in the comparable period of fiscal 2001.

        Earnings were adversely affected by the decrease in oil and natural gas sales prices discussed above. Management currently expects these depressed prices to continue through fiscal 2002, thus, earnings will continue to be substantially lower than fiscal 2001 levels. Fiscal 2001 benefited from oil and gas prices which were at record levels.

        As the Company produces and sells natural gas and crude oil, the Company's financial results can and will continue to be significantly affected as these commodity prices fluctuate widely in response to changing market conditions.

       QUANITITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

              Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Our operations and cash flows are also impacted by changes in the market interest rates related to our revolving credit facility and our $20 million five-year term loan, both bearing interest at an annual variable interest rate equal to the national prime rate minus 1/4%. A one percent change in the prime interest rate would result in approximately a $200,000 change in annual interest expense.



                                       (7)

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORT ON FORM 8-K

       (b) Form 8-K dated October 1, 2001, announcing the acquisition of Wood Oil Company pursuant to an Agreement and Plan of Merger among Panhandle Royalty Company, PHC, Inc. and Wood Oil Company.

              Form 8-KA dated December 11, 2001, containing (1) Audited Financial Statements of Wood Oil Company as of July 31, 2001 and 2000, and for each of the three years in the period ended July 31, 2001, (2) Unaudited proforma condensed balance sheet as of June 30, 2001 and the unaudited proforma combined Condensed Statements of Operations for the nine months ended June 30, 2001 and the year ended September 30, 2000.


                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PANHANDLE ROYALTY COMPANY


        February 13, 2002                       /s/  H W Peace II
        ----------------------                --------------------------------
        Date                                  H W Peace II, President
                                              and Chief Executive Officer


        February 13, 2002                       /s/  Michael C. Coffman
        ----------------------                --------------------------------
        Date                                  Michael C. Coffman,
                                              Vice President,
                                              Chief Financial Officer and
                                              Secretary and Treasurer



                                       (8)