Form 10-Q
period 2002-03-31
PANHANDLE ROYALTY CO
filed 2002-05-15
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the period ended    March 31, 2002
                            ----------------------------------------------------

 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from                    to
                                       ------------------    ------------------

       Commission File Number      0-9116
                             ---------------------------------------------------

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

Outstanding shares of Class A Common stock (voting) at May 6, 2002: 2,066,426
                                                                   -------------

                                      INDEX


Part  I. Financial Information

         Item 1.  Consolidated Financial Statements (unaudited)                       Page

                            Condensed Consolidated Balance Sheets -
                            March 31, 2002
                            and September 30, 2001 .............................       1

                            Condensed Consolidated Statements of Income -
                            Three months and six months ended March 31,
                            2002 and 2001 ......................................       2

                            Condensed Consolidated Statements of Cash
                            Flows - Six months ended March 31, 2002 and
                            2001 ...............................................       3

                            Notes to Condensed Consolidated Financial
                            Statements ........................................       4

         Item 2.  Management's discussion and analysis of financial
                            condition and results of operations ................       5

         Item 3.  Quantitative and qualitative disclosures about market risk ...       7

Part II. Other Information

         Item 4.  Submission of matters to a vote of security holders ..........       7

         Item 6.  Reports on Form 8-K ..........................................       8

                          PART I. FINANCIAL INFORMATION

                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 2002 is unaudited)


                                                                                       March 31,      September 30,
       Assets                                                                            2002             2001
                                                                                     ------------     -------------

Current assets:
       Cash and cash equivalents                                                     $    612,899     $     98,970
       Oil and gas sales receivable                                                     2,016,508        1,566,538
       Income tax receivable                                                                   --          294,137
       Prepaid expenses                                                                    26,997            4,552
                                                                                     ------------     ------------

Total current assets                                                                    2,656,404        1,964,197

Properties and equipment, at cost, based on successful efforts accounting:
                Producing oil and gas properties                                       56,641,673       35,586,081
                Non producing oil and gas properties                                   10,979,875        6,384,332
                Other                                                                     352,522          287,268
                                                                                     ------------     ------------
                                                                                       67,974,070       42,257,681
       Less accumulated depreciation,
                depletion and amortization                                             26,103,558       22,909,937
                                                                                     ------------     ------------
Net properties and equipment                                                           41,870,512       19,347,744

Investment in partnerships                                                                803,572               --
Assets held for sale                                                                    1,225,000               --

Escrow deposit and deferred costs related to Wood Oil acquisition                              --        3,860,027

Marketable securities and other assets                                                    247,157          107,716
                                                                                     ------------     ------------

Total Assets                                                                         $ 46,802,645     $ 25,279,684
                                                                                     ============     ============

       Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                              $    567,948     $    478,580
       Accrued liabilities:
                Deferred compensation                                                     395,229          378,014
                Gas imbalances                                                             93,027           55,527
                Dividends                                                                   7,742            7,742
                Interest                                                                   77,845               --
       Income taxes payable                                                                63,000               --
       Current portion of long-term debt                                                3,996,000               --
                                                                                     ------------     ------------
Total current liabilities                                                               5,200,791          919,863


Long-term debt                                                                         16,372,000        4,050,000
Deferred income taxes                                                                   8,838,438        3,284,000
Deferred lease bonus                                                                       49,648           30,771

Stockholders' equity:
       Class A voting Common Stock, $.0333 par value; 6,000,000, shares authorized, 2,066,441 issued and outstanding at March 31,2002
              and September 30, 2001                                                       68,881           68,881
       Capital in excess of par value                                                     702,948          702,948
       Retained earnings                                                               15,569,939       16,223,221
                                                                                     ------------     ------------
Total stockholders' equity                                                             16,341,768       16,995,050
                                                                                     ------------     ------------
Total liabilities and stockholders' equity                                           $ 46,802,645     $ 25,279,684
                                                                                     ============     ============



                                      (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                       Three Months Ended March 31,             Six Months Ended March 31,
                                                    ----------------------------------      ----------------------------------
                                                         2002                2001                2002                2001
                                                    --------------      --------------      --------------      --------------

Revenues:
       Oil and gas sales                            $    2,693,527      $    3,883,831      $    5,878,401      $    7,303,887
       Lease bonuses and rentals                            (8,219)              1,584              11,680               4,269
       Interest and other                                   56,660              55,560             147,126             107,040
       Equity in income of partnerships                      3,856                  --              39,178                  --
                                                    --------------      --------------      --------------      --------------
                                                         2,745,824           3,940,975           6,076,385           7,415,196

Costs and expenses:
       Lease operating expenses                            444,925             231,536           1,085,527             435,214
       Production taxes                                    172,493             268,889             371,308             480,356
       Exploration costs                                    71,159              97,984             132,087             314,107
       Depreciation, depletion,
          amortization
          and impairment                                 1,577,300             423,954           3,220,577             887,591
       General and administrative                          650,531             544,541           1,292,189           1,011,547
       Interest expense                                    226,441                  --             473,959                  --
                                                    --------------      --------------      --------------      --------------
                                                         3,142,849           1,566,904           6,575,647           3,128,815
                                                    --------------      --------------      --------------      --------------
Income (loss) before provision
          for income taxes                                (397,025)          2,374,071            (499,262)          4,286,381
Provision (benefit) for income taxes                      (109,902)            684,000            (135,283)          1,210,000
                                                    --------------      --------------      --------------      --------------

Net income (loss)                                   $     (287,123)     $    1,690,071      $     (363,979)     $    3,076,381
                                                    ==============      ==============      ==============      ==============

Basic earnings (loss) per share (Note 4)            $         (.14)     $          .82      $         (.18)     $         1.49
                                                    ==============      ==============      ==============      ==============
Diluted earnings (loss) per share (Note 4)          $         (.14)     $          .81      $         (.18)     $         1.48
                                                    ==============      ==============      ==============      ==============

Dividends declared
          per share of common stock                 $          .07      $          .07      $          .14      $          .21
                                                    ==============      ==============      ==============      ==============



                                      (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                              Six months ended March 31,
                                                                                         ----------------------------------
                                                                                              2002                2001
                                                                                         --------------      --------------

Cash flows from operating activities:
       Net income (loss)                                                                 $     (363,979)     $    3,076,381
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation, depletion and amortization                                               3,220,577             887,591
       Exploration costs                                                                        132,087             314,107
       Equity in income of partnerships                                                         (39,178)                 --
       Deferred lease bonus                                                                      18,876              37,308
       Provision (benefit) for deferred income taxes                                           (253,000)            650,000
       Cash provided (used) by changes in assets and liabilities, excluding those acquired in Wood Oil acquisition:
       Oil and gas sales and other receivables                                                  711,149            (570,261)
       Income taxes receivable                                                                  415,810                  --
       Prepaid expenses and other assets                                                        218,403             (18,362)
       Income taxes payable                                                                      63,000            (139,464)
       Accounts payable and accrued liabilities                                                (631,209)            432,108
                                                                                         --------------      --------------
       Total adjustments                                                                      3,856,515           1,593,027
                                                                                         --------------      --------------


       Net cash provided by operating activities                                              3,492,536           4,669,408

Cash flows from investing activities:
       Acquisition of Wood Oil, net of cash acquired                                        (15,229,466)                 --
       Purchase of and development of
           properties and equipment                                                          (3,865,944)         (4,353,127)
       Distributions from partnerships                                                           88,106                  --
                                                                                         --------------      --------------

       Net cash used in investing activities                                                (19,007,304)         (4,353,127)

Cash flows from financing activities:
       Borrowings under credit agreements                                                    21,700,000                  --
       Payments of loan principal                                                            (5,382,000)                 --
       Acquisition of common shares                                                                  --              (1,859)
       Payment of dividends                                                                    (289,303)           (432,622)
                                                                                         --------------      --------------
           Net cash provided (used) by financing activities                                  16,028,697            (434,481)
                                                                                         --------------      --------------
       Increase (decrease) in cash and cash equivalents                                         513,929            (118,200)
       Cash and cash equivalents at beginning of period                                          98,970             815,912
                                                                                         --------------      --------------

       Cash and cash equivalents at end of period                                        $      612,899      $      697,712
                                                                                         ==============      ==============

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

NOTE 2: Income Taxes

       The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits are scheduled to be available through the year 2002. The Company's 2001 provision for income taxes was also reflective of excess percentage depletion, reducing the Company's effective tax rate from the federal statutory rate.

NOTE 3: Earnings (loss) Per Share

       The following table sets forth the computation of basic and diluted earnings (loss) per share, giving consideration to, certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan, to the extent dilutive:

                                                              Three months ended March 31,        Six months ended March 31,
                                                             ------------------------------     ------------------------------
                                                                 2002              2001             2002              2001
                                                             ------------      ------------     ------------      ------------

       Numerator for primary and
            diluted earnings per share:
          Net income (loss)                                  $   (287,123)     $  1,690,071     $   (363,979)     $  3,076,381
                                                             ============      ============     ============      ============
       Denominator:
          For basic earnings per share
          Weighted average shares                               2,066,441         2,060,060        2,066,441         2,060,115
       Effect of potential diluted shares:
          Directors deferred
          compensation shares                                          --            23,824               --            23,278
                                                             ------------      ------------     ------------      ------------
       Denominator for diluted earnings
           per share - adjusted weighted
           average shares and potential
           shares                                               2,066,441         2,083,844        2,066,441         2,083,393
                                                             ============      ============     ============      ============
       Basic earnings (loss) per share                       $       (.14)     $        .82     $       (.18)     $       1.49
                                                             ============      ============     ============      ============
       Diluted earnings (loss) per share                     $       (.14)     $        .81     $       (.18)     $       1.48
                                                             ============      ============     ============      ============

NOTE 4: Long-term Debt

       The Company has a $5,000,000 line-of-credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2003. At March 31, 2002, the Company had $1,700,000 outstanding under the BancFirst facility ($ 900,000 at May 7, 2002). In addition, on October 1, 2001, the Company utilized a $20,000,000 five year term loan from BancFirst to make the Wood Oil acquisition. Monthly payments on the term loan, which began in December 2001, are $333,000 plus, accrued interest. The line-of-credit and term loan bear interest equal to the national prime rate minus 1/4% (4.5% at March 31, 2002).



                                      (4)

NOTE 5: Acquisition of Wood Oil Company

       On October 1, 2001, the Company acquired 100% of the outstanding common stock of Wood Oil Company (Wood). The acquisition was made pursuant to an Agreement and Plan of Merger among the Company, PHC, Inc. and Wood Oil Company, dated August 9, 2001. Wood merged with Panhandle's wholly owned subsidiary PHC, Inc., on October 1, 2001, with Wood being the surviving Company. Prior to the acquisition, Wood was a privately held company engaged in oil and gas exploration and production and fee mineral ownership and owned interests in certain oil and gas and real estate partnerships and owned an office building in Tulsa, Oklahoma. Wood will continue to operate as a subsidiary of Panhandle and was moved to Oklahoma City in early 2002. Wood and its shareholders were unrelated parties to Panhandle.

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

       The combination of the companies will provide reduced overhead expenses as the Wood Oil office was combined with the Company's. This acquisition should considerably enhance the medium to long term growth of the Company and is expected to generally be accretive to earnings and cash flow per share.

       Funding for the acquisition was obtained from BankFirst of Oklahoma City, Oklahoma in the form of a $20 million five-year term loan. Three million of Wood's cash was used to reduce Panhandle's debt on the date of closing.

       The operations of Wood, since October 1, 2001, are included in the accompanying financial statements.

       The preliminary purchase price was determined as follows, cash consideration to Wood shareholders $22,604,000 and transaction costs of $244,000, for a total of $22,848,000.

       The following table sets forth the preliminary allocation of the purchase price to the assets and liabilities acquired (in thousands). The Company is in process of determining the final tax basis of the properties acquired, thus, the allocation of the purchase price is subject to refinement. No goodwill will be deductible for tax purposes.

       Cash                                           $  3,759
       Other current assets                              1,260
       Land and buildings held for sale                    750
       Oil and Gas properties -- proved                 17,550

       Minerals:
          Producing                                        925
          Nonproducing                                   3,491
       Other property and equipment                         43
       Investments in partnerships and other assets      1,731
                                                      --------
          Total assets acquired                         29,509
       Current liabilities                                (853)
       Deferred income taxes                            (5,808)
                                                      --------
          Total liabilities assumed                     (6,661)
                                                      --------
          Net assets acquired                         $ 22,848
                                                      ========

       In April 2002, the Company sold the land and building and its interest in two partnerships for net proceeds of approximately $1.4 million, $800,000 of the proceeds were used to pay down long term debt.

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


                                       Three months ended    Six months ended
                                         March 31, 2001,      March 31, 2001,
                                       ------------------    ----------------
                                     (In the thousands, except per share amounts)

       Total revenues                    $      6,876           $     12,636
       Net income                        $      2,723           $      4,480
       Earnings per share:
                Basic                    $       1.32           $       2.17
                Diluted                  $       1.30           $       2.15



                                      (5)

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

       LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2002, the Company had negative working capital of $2,544,387, as compared to positive working capital of $1,044,334 at September 30, 2001. The decrease is a result of $3,996,000 being recorded as the current portion of the $20,000,000 term loan used to fund the acquisition of Wood Oil Company ("Wood Acquisition") on October 1, 2001. Monthly payments on the term loan of $333,000, plus, accrued interest began on December 1, 2001. Cash flow from operating activities decreased 25% to $3,492,536 for the six months of fiscal 2002, as compared to the first six months of fiscal 2001, primarily due to a significant reduction in product prices and increased lease operating expense and interest expense related to the Wood acquisition.

       Capital expenditures for oil and gas activities for the 2002 six month amounted to $3,865,944, exclusive of $15,229,466 used to acquire Wood Oil Company, as compared to $4,353,127 for the 2001 quarter. This 11% decrease was due to the continuing depressed market prices of oil and natural gas causing operators, which the Company depends on to drill new wells, to either cancel or postpone drilling many proposed wells. The reduction in capital expenditures is anticipated to continue through the second six months of fiscal 2002.

       The Company has historically funded its capital expenditures, overhead expenditures and dividend payments from operating cash flow. With the addition of the monthly payments required on the term loan, the Company has utilized the $5,000,000 line-of-credit, as needed, to help fund these expenditures. Management expects to borrow additional funds under the line-of-credit during the remainder of fiscal 2002. The Company has the potential availability of equity, which could be offered in a public or private placement, if additional capital were needed for capital expenditures, or for debt reduction, or a combination of uses.

       RESULTS OF OPERATIONS

       Revenues decreased significantly for the three-month and six-month periods ended March 31, 2002, as compared to the same periods in fiscal 2001. These decreases were a result of decreased natural gas and oil sales prices offset somewhat by increased sales volumes of both gas and oil. The chart below outlines the Company's production and average sales prices for oil and gas for the three and six-month periods of fiscal 2002 and 2001:

                                              BARRELS      AVERAGE           MCF         AVERAGE
                                               SOLD         PRICE           SOLD          PRICE
                                              -------     ----------      ---------     ----------
  Three months ended 3/31/02                   34,092     $    19.48        967,146     $     2.09
  Three months ended 3/31/01                   14,128     $    27.42        520,854     $     6.71
  Six months ended 3/31/02                     66,440     $    19.73      2,015,794     $     2.26
  Six months ended 3/31/01                     33,843     $    30.03      1,074,641     $     5.05


       The increased sales volume of both natural gas and oil was primarily due to production added from the Wood acquisition properties. For the three and six month periods of 2002, Wood Oil's production amounted to 19,909 barrels and 421,660 MCF and 36,582 barrels and 834,156 MCF, respectively. The remaining increase in gas sales volume was due to new wells drilled in fiscal 2001 coming on line in the first six-months of fiscal 2002.

       Lease operating expense (LOE) increased in the 2002 periods as compared to the 2001 periods as a result of LOE cost on the Wood Oil properties. Production taxes declined in both the 2002 periods as compared to 2001, as these taxes are calculated as a percentage of oil and gas sales revenues, which declined in the 2002 periods.



                                      (6)

       Exploration costs declined in the 2002 periods as fewer exploratory wells have been drilled in 2002, which reduced the chance of an exploratory well being a dry hole, which under the successful efforts accounting method would be expensed.

       Depreciation, depletion, amortization and impairment (DD&A) increased 272% and 263%, respectively for the three-month and six-month periods. The major portion of the increase, approximately $1.6 million, was DD&A recognized on the Wood properties. Wood DD&A is based on the fair value of Wood oil and gas properties which was assigned in the purchase accounting done at the acquisition date. In addition, DD&A on properties in the Potato Hills field increased in the 2002 periods as initial production on one costly well in the field was realized in the second quarter of 2002, and decline in the field's expected reserves accelerated DD&A recognition during the 2002 periods. In addition, impairment expense increased $75,000 in the 2002 six-month period as compared to the 2001 period.

       General and administrative costs(G&A) increased $105,990 and $280,642 for the three-month and six-month periods of fiscal 2002 as compared to the same periods in fiscal 2001. Substantially all of the increase was due to the addition of G&A charges related to the Wood Oil office in Tulsa, OK. The Wood office in Tulsa was closed on March 1, 2002 and the remaining three employees were moved to Panhandle's Oklahoma City office. The Wood Oil building was sold in April, 2002.

       Interest expense in the 2002 periods was a result of the Wood acquisition which closed on October 1, 2001. The acquisition was funded by a new $20,000,000 five-year bank term loan. The Company had no debt outstanding in the comparable periods of fiscal 2001.

       Earnings were adversely affected by the severe decrease in oil and natural gas sales prices discussed above, and increased costs associated with the Wood properties. Natural gas sales prices are recovering and appear to be stabilizing at higher levels than those seen in the first six months of 2002. Management currently anticipates this recovery of natural gas prices to continue through the remainder of fiscal 2002. These increased prices should result in increased oil and gas sales revenues in the last six months of fiscal 2002, as compared to the first six months. However, financial results are expected to remain lower than fiscal 2001, which benefited from oil and gas prices which were at record levels. The Company's financial results are dependent on these natural gas and oil prices, which fluctuate widely in response to changing market conditions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility and the $20 million five-year term loan, both bearing interest at an annual variable interest rate equal to the national prime rate minus 1/4%. A one percent change in the prime interest rate would result in approximately a $200,000 change in annual interest expense.

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The annual meeting of shareholders was held on February 22, 2002.

              (b) Three directors were elected for three-year terms at the meeting. Also, ratification of the selection of Ernst & Young, LLP as independent auditors for the Company was voted upon. The directors elected and the results of voting were as follows:

                                                                      SHAREHOLDERS
                                                        -------------------------------------------
                                                           For             Against       Withheld
                                                        ---------        -----------    -----------
              Directors
                             HW Peace II                1,348,549                         16,374
                             Robert A. Reece            1,357,681                          7,242
                             Jerry L. Smith             1,355,479                          9,444

              Auditors
                             Ernst & Young, LLP         1,354,089          3,136           8,652



                                       (7)

Item 6. EXHIBITS AND REPORT ON FORM 8-K

              (b) Form 8-K - There were no reports on Form 8-K filed for the three-months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PANHANDLE ROYALTY COMPANY


May 14, 2002                                       /s/  H W Peace II
-------------------------                     ---------------------------------
Date                                          H W Peace II, President
                                              and Chief Executive Officer


May 14, 2002                                     /s/  Michael C. Coffman
-------------------------                     ---------------------------------
Date                                          Michael C. Coffman,
                                              Vice President,
                                              Chief Financial Officer and
                                              Secretary and Treasurer



                                      (8)