Form 10-Q
period 2002-06-30
PANHANDLE ROYALTY CO
filed 2002-08-13
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the period ended        June 30, 2002
                                                   ----------------------------

(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from
                                                             ------------------
        to
           ------------------

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

                                       x    Yes                  No
                                    -------              -------


         Outstanding shares of Class A Common stock (voting) at August 6, 2002:
2,071,296
---------

                                      INDEX


                                                                                                  Page
Part I.  Financial Information

         Item 1. Consolidated Financial Statements (unaudited)

                      Condensed Consolidated Balance Sheets -
                      June 30, 2002 and September 30, 2001 ......................................... 1

                      Condensed Consolidated Statements of Income -
                      Three months and nine months ended June 30,
                      2002 and 2001................................................................. 2

                      Condensed Consolidated Statements of Cash Flows -
                      Nine months ended June 30, 2002 and 2001 ..................................... 3

                      Notes to Condensed Consolidated Financial Statements ......................... 4

         Item 2. Management's discussion and analysis of financial
                      condition and results of operations .......................................... 6

         Item 3. Quantitative and qualitative disclosures about market risk ........................ 7

Part II. Other Information

         Item 6. Reports on Form 8-K................................................................ 8

                          PART I. FINANCIAL INFORMATION

                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Information at June 30, 2002 is unaudited)

                                                                                                 June 30,         September 30,
                                                                                                   2002                2001
                                                                                                -----------       -------------
       Assets
Current assets:
       Cash and cash equivalents                                                                $   366,418        $    98,970
       Oil and gas sales receivable                                                               2,564,745          1,566,538
       Income tax receivable                                                                             --            294,137
       Prepaid expenses                                                                              16,353              4,552
                                                                                                -----------        -----------
Total current assets                                                                              2,947,516          1,964,197

Properties and equipment, at cost, based on successful efforts accounting:
                Producing oil and gas properties                                                 57,823,268         35,586,081
                Non producing oil and gas properties                                             10,951,369          6,384,332
                Other                                                                               358,382            287,268
                                                                                                -----------        -----------
                                                                                                 69,133,019         42,257,681
       Less accumulated depreciation,
                depletion and amortization                                                       27,739,308         22,909,937
                                                                                                -----------        -----------
Net properties and equipment                                                                     41,393,711         19,347,744

Investment in partnerships                                                                          840,714                 --


Escrow deposit and deferred costs related to Wood Oil acquisition                                        --          3,860,027

Marketable securities and other assets                                                              247,157            107,716
                                                                                                -----------        -----------
Total Assets                                                                                    $45,429,098        $25,279,684
                                                                                                ===========        ===========

       Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                                         $   596,975        $   478,580
       Accrued liabilities:
                Deferred compensation                                                               301,309            378,014
                Gas imbalances                                                                       93,027             55,527
                Dividends                                                                                --              7,742
                Interest                                                                             70,461                 --
       Income taxes payable                                                                          63,298                 --
       Current portion of long-term debt                                                          3,996,000                 --
                                                                                                -----------        -----------
Total current liabilities                                                                         5,121,070            919,863


Long-term debt                                                                                   14,573,000          4,050,000
Deferred income taxes                                                                             8,963,438          3,284,000
Deferred lease bonus                                                                                 50,928             30,771

Stockholders' equity:
       Class A voting Common Stock, $.0333 par value; 6,000,000, shares authorized, 2,071,446 issued and outstanding at June 30, 2002
                and 2,066,441 at September 30, 2001                                                  69,048             68,881
       Capital in excess of par value                                                               772,690            702,948
       Retained earnings                                                                         15,878,924         16,223,221
                                                                                                -----------        -----------
Total stockholders' equity                                                                       16,720,662         16,995,050
                                                                                                -----------        -----------
Total liabilities and stockholders' equity                                                      $45,429,098        $25,279,684
                                                                                                ===========        ===========



                                      (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                  Three Months Ended June 30,      Nine Months Ended June 30,
                                                      2002            2001            2002            2001
                                                  -----------     -----------     -----------     -----------
Revenues:
       Oil and gas sales                          $ 3,548,007     $ 2,881,407     $ 9,426,408     $10,185,294
       Lease bonuses and rentals                       17,177          10,188          28,857          14,457
       Interest and other                             210,456          27,008         357,582         134,048
       Equity in income of partnerships                17,354              --          56,532              --
                                                  -----------     -----------     -----------     -----------
                                                    3,792,994       2,918,603       9,869,379      10,333,799

Costs and expenses:
       Lease operating expenses                       512,957         230,701       1,598,484         665,915
       Production taxes                               221,732         210,420         593,040         690,776
       Exploration costs                              116,014         200,359         248,101         514,466
       Depreciation, depletion,
          amortization and impairment               1,648,872         435,859       4,869,449       1,323,450
       General and administrative                     454,903         472,550       1,747,092       1,484,098
       Interest expense                               214,832             779         688,791             779
                                                  -----------     -----------     -----------     -----------
                                                    3,169,310       1,550,668       9,744,957       4,679,484
                                                  -----------     -----------     -----------     -----------
Income before provision for income taxes              623,684       1,367,935         124,422       5,654,315
Provision for income taxes                            170,000         340,000          34,717       1,550,000
                                                  -----------     -----------     -----------     -----------

Net income                                        $   453,684     $ 1,027,935     $    89,705     $ 4,104,315
                                                  ===========     ===========     ===========     ===========


Basic earnings per share (Note 3)                 $       .22     $       .50     $       .04     $      1.99
                                                  ===========     ===========     ===========     ===========
Diluted earnings per share (Note 3)               $       .22     $       .49     $       .04     $      1.97
                                                  ===========     ===========     ===========     ===========

Dividends declared per share of common stock      $       .07     $       .07     $       .21     $       .28
                                                  ===========     ===========     ===========     ===========


                                      (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   Nine months ended June 30,
                                                                                     2002              2001
                                                                                 ------------      ------------
Cash flows from operating activities:
       Net income                                                                $     89,705      $  4,104,315
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization                                     4,869,449         1,323,450
       Exploration costs                                                              248,101           514,466
       Equity in income of partnerships                                               (56,532)               --
       Deferred lease bonus                                                            20,157            34,040
       Provision (benefit) for deferred income taxes                                 (128,000)        1,065,000
       Gain on sale of Wood Oil assets                                               (178,987)               --
       Cash provided (used) by changes in assets and liabilities, excluding those acquired in Wood Oil acquisition:
                Oil and gas sales and other receivables                               169,999            81,832
                Income taxes receivable                                               415,810                --
                Prepaid expenses and other assets                                     229,047            (9,549)
                Income taxes payable                                                   63,298          (214,464)
                Accounts payable and accrued liabilities                             (639,604)          626,279
                                                                                 ------------      ------------
       Total adjustments                                                            5,012,738         3,421,054
                                                                                 ------------      ------------

       Net cash provided by operating activities                                    5,102,443         7,525,369

Cash flows from investing activities:
       Acquisition of Wood Oil, net of cash acquired                              (15,229,466)               --
       Purchase of and development of properties and equipment                     (5,185,908)       (7,008,126)
       Distributions from partnerships                                                125,823                --
       Proceeds from sale of Wood Oil assets                                        1,371,273                --
                                                                                 ------------      ------------

       Net cash used in investing activities                                      (18,918,278)       (7,008,126)

Cash flows from financing activities:
       Borrowings under credit agreements                                          21,700,000                --
       Payments of loan principal                                                  (7,181,000)               --
       Acquisition of common shares                                                    (1,715)           (1,859)
       Payments of dividends                                                         (434,002)         (576,826)
                                                                                 ------------      ------------
           Net cash provided (used) by financing activities                        14,083,283          (578,685)
                                                                                 ------------      ------------
       Increase (decrease) in cash and cash equivalents                               267,448           (61,442)
       Cash and cash equivalents at beginning of period                                98,970           815,912
                                                                                 ------------      ------------
       Cash and cash equivalents at end of period                                $    366,418      $    754,470
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

NOTE 3:   Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share, giving consideration to, certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan, to the extent dilutive:


                                                        Three months ended June 30,    Nine months ended June 30,
                                                            2002           2001           2002           2001
                                                         ----------     ----------     ----------     ----------
       Numerator for primary and diluted earnings
        per share:
          Net income                                     $  453,683     $1,027,935     $   89,704     $4,104,315
                                                         ==========     ==========     ==========     ==========

       Denominator:
          For basic earnings per share
          Weighted average shares                         2,066,402      2,060,060      2,066,428      2,060,096
       Effect of potential diluted shares:
          Directors deferred
          compensation shares                                26,691         24,407         25,915         22,411
                                                         ----------     ----------     ----------     ----------

       Denominator for diluted earnings
           per share - adjusted weighted
           average shares and potential
           shares                                         2,093,093      2,084,467      2,092,343      2,082,507
                                                         ==========     ==========     ==========     ==========
       Basic earnings per share                          $      .22     $      .50     $      .04     $     1.99
                                                         ==========     ==========     ==========     ==========
       Diluted earnings per share                        $      .22     $      .49     $      .04     $     1.97
                                                         ==========     ==========     ==========     ==========



NOTE 4:    Long-term Debt

       The Company has a $5,000,000 line-of-credit with BancFirst in Oklahoma City, OK. This facility matures on December 31, 2003. At June 30, 2002, the Company had $900,000 outstanding under the BancFirst facility ($1,350,000 at August 7, 2002). In addition, on October 1, 2001, the Company utilized a $20,000,000 five year term loan from BancFirst to make the Wood Oil acquisition. Monthly payments on the term loan, which began in December 2001, are $333,000 plus, accrued interest. The line-of-credit and term loan bear interest equal to the national prime rate minus 1/4% (4.5% at June 30, 2002).


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

       The following table sets forth the preliminary allocation of the purchase price to the assets and liabilities acquired (in thousands). The Company is in the process of determining the final tax basis of the properties acquired, thus, the allocation of the purchase price is subject to refinement. No goodwill will be deductible for tax purposes.


                          Cash                                                             $     3,759
                          Other current assets                                                   1,260
                          Land and buildings held for sale                                         750
                          Oil and Gas properties - proved                                       17,550

                          Minerals:
                                   Producing                                                       925
                                   Nonproducing                                                  3,491
                          Other property and equipment                                              43
                          Investments in partnerships and other assets                           1,731
                                                                                           -----------

                                   Total assets acquired                                        29,509

                          Current liabilities                                                     (853)
                          Deferred income taxes                                                 (5,808)
                                                                                           -----------
                                   Total liabilities assumed                                    (6,661)
                                                                                           -----------
                                   Net assets acquired                                     $    22,848
                                                                                           ===========

       In April 2002, the Company sold the land and building and its interest in two partnerships for net proceeds of approximately $1.4 million, $800,000 of the proceeds were used to pay down long term debt.

       Interest and other revenues on the accompanying income statement, for the three and nine-months of 2002, includes a gain of $56,487 on the sale of the building and a gain of $122,550 on the sale of the two partnerships.




                                      (5)

         The following unaudited proforma results of operations give effect to the acquisition as if consummated on October 1, 2000. The data reflects adjustments of the historical Wood results for depreciation and amortization of the property and equipment acquired, adjustments of expenses resulting from contractual requirements of the acquisition agreement, incremental interest expense relating to bank borrowing used to finance the purchase and income taxes Total revenues for the three and nine-month periods include gains on asset sales of $1.6 million. The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma results of operations data does not purport to represent the results of operations that would have occurred had such transaction been consummated on October 1, 2000 or the Company's results of operation for any future date or period.

                                                      Three months ended            Nine months ended
                                                        June 30, 2001,                 June 30, 2001,
                                                     -------------------            --------------------
                                                         (In the thousands, except per share amounts)

       Total revenues                                $            7,422              $          20,058
       Net income                                    $            3,177              $           7,657
       Earnings per share:
                Basic                                $             1.55              $            3.72
                Diluted                              $             1.53              $            3.68



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

        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, the Company had negative working capital of $2,245,178, as compared to positive working capital of $1,044,334 at September 30, 2001. The decrease is a result of $3,996,000 being recorded as the current portion of the $20,000,000 term loan used to fund the acquisition of Wood Oil Company ("Wood Acquisition") on October 1, 2001. Monthly payments on the term loan of $333,000, plus, accrued interest began on December 1, 2001. Cash flow from operating activities decreased 32% to $5,102,442 for the nine-months of fiscal 2002, as compared to the first nine-months of fiscal 2001, primarily due to a significant reduction in product prices and increased lease operating expense and interest expense related to the Wood Acquisition.

        Capital expenditures for oil and gas activities for the 2002 nine month amounted to $5,185,908, exclusive of $15,229,466 used to acquire Wood Oil Company, as compared to $7,008,126 for the 2001 period. This 26% decrease was due to the depressed market prices of oil and natural gas (early in fiscal
 2002) causing operators, which the Company depends on to drill new wells, to either cancel or postpone drilling many proposed wells. Also the costs of drilling wells has recently dropped. The reduction in capital expenditures is anticipated to continue through fiscal 2002.

        The Company has historically funded its capital expenditures, overhead expenditures and dividend payments from operating cash flow. With the addition of the monthly payments required on the term loan, the Company has utilized
 (as of August 7, 2002) $1,350,000 of the $5,000,000 line-of-credit to help fund these expenditures. Management expects to borrow additional funds under the line-of-credit during the remainder of fiscal 2002. The Company has the potential availability of equity, which could be offered in a public or private placement, if additional capital were needed for capital expenditures, or for debt reduction, or a combination of uses.


                                      (6)

        RESULTS OF OPERATIONS

         Revenues decreased for the nine-month period and increased for the three-month period ended June 30, 2002, as compared to the same periods in fiscal 2001. The nine-month decrease was a result of sharply decreased natural gas and oil sales prices offset by increased sales volumes of both gas and oil. For the three-month period, the decrease in sales prices was more moderate and the increase in sales volumes during the period overcame the price decreases, thus, increasing revenues. The table below outlines the Company's production and average sales prices for oil and gas for the three and nine-month periods of fiscal 2002 and 2001:

                                                       BARRELS            AVERAGE              MCF              AVERAGE
                                                        SOLD               PRICE              SOLD               PRICE
                                                     ----------         ----------         ----------           --------
  Three months ended 6/30/02                           30,238             $ 25.54             864,108            $ 3.20
  Three months ended 6/30/01                           15,886             $ 29.93             517,081            $ 4.65
  Nine months ended 6/30/02                            96,679             $ 21.55           2,879,901            $ 2.55
  Nine months ended 6/30/01                            49,729             $ 30.00           1,591,722            $ 5.46


         The increased sales volume of both natural gas and oil was primarily due to production added from the Wood Acquisition properties. For the three and nine-month periods of 2002, Wood Oil's production amounted to 17,401 barrels and 312,618 MCF and 53,984 barrels and 1,146,773 MCF, respectively. The remaining increase in gas sales volume was due to new wells drilled in fiscal 2001, and early 2002, coming on line in the first nine-months of fiscal 2002.

         Lease operating expense (LOE) increased in the 2002 periods as compared to the 2001 periods, principally as a result of LOE cost on the Wood Oil properties.

         Exploration costs declined in the 2002 periods as fewer exploratory wells have been drilled in 2002, which reduced the chance of an exploratory well being a dry hole, which under the successful efforts accounting method would be expensed.

         Depreciation, depletion, amortization and impairment (DD&A) increased 278% and 268%, respectively for the three-month and nine-month periods. The major portion of the increase, approximately $2.3 million (for the nine-month period), was DD&A recognized on the Wood properties. Wood DD&A is based on the fair value of Wood oil and gas properties which was assigned in the purchase accounting done at the acquisition date. In addition, DD&A on properties in the Potato Hills field increased in the 2002 periods as initial production on new costly wells in the field was realized in the 2002 periods and decline in the field's expected reserves accelerated DD&A recognition. In addition, impairment expense increased $248,000 in the 2002 nine-month period as compared to the 2001 period.

         General and administrative costs(G&A) increased $262,994 for the nine-month period of fiscal 2002 as compared to the same period in fiscal 2001. Substantially all of the increase was due to the addition of G&A charges related to the Wood Oil office in Tulsa, OK. The Wood office in Tulsa was closed on March 1, 2002 and the remaining three employees were moved to Panhandle's Oklahoma City office. The Wood Oil building was sold in April, 2002.

         Interest expense in the 2002 periods was a result of the Wood Acquisition which closed on October 1, 2001. The acquisition was funded by a new $20,000,000 five-year bank term loan. The Company had no debt outstanding in the comparable periods of fiscal 2001.

         Earnings were adversely affected by the severe decrease in oil and natural gas sales prices discussed above, and increased costs associated with the Wood Oil properties. Natural gas sales prices are recovering and appear to be stabilizing at higher levels than those seen in the first six months of 2002. Management currently anticipates this recovery of natural gas prices to continue through the remainder of fiscal 2002. These increased prices should result in increased oil and gas sales revenues in the last three months of fiscal 2002, and into fiscal 2003, as compared to the first three quarters. However, financial results are expected to remain lower than fiscal 2001, which benefited from oil and gas prices which were at record levels. The Company's financial results are dependent on these natural gas and oil prices, which fluctuate widely in response to changing market conditions.

        CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The more significant financial reporting areas impacted by management's judgement and estimates are tax accruals, crude oil and natural gas reserve estimation, and impairment of assets. Management's judgements and estimates in these areas are based on information available from both internal and external sources, including geologists, engineers and historical experience in similar matters. Actual results could differ from those estimates as additional information becomes known.

         Of these judgements and estimates, management considers the estimation of crude oil and natural gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company's calculation of depreciation and depletion, provision for abandonment and assessment of the need for asset impairments. The Company's consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. As previously discussed, crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management's overall operating decisions in the exploration and production segment.

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



                                      (7)

                           PART II. OTHER INFORMATION


Item 6.     EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibits - Exhibit 99.1 and 99.2 - Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Form 8-K - There were no reports on Form 8-K filed for the three-months ended June 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PANHANDLE ROYALTY COMPANY


  August 13, 2002                                   /s/  H W Peace II
------------------                                  ---------------------------
Date                                                H W Peace II, President
                                                    and Chief Executive Officer


  August 13, 2002                                   /s/  Michael C. Coffman
------------------                                  ---------------------------
Date                                                Michael C. Coffman,
                                                    Vice President,
                                                    Chief Financial Officer and
                                                    Secretary and Treasurer


                                      (8)

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER     DESCRIPTION
         ------     -----------
          99.1      Certification by Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002.

          99.2      Certification by Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.