Form 10-K
period 2002-09-30
PANHANDLE ROYALTY CO
filed 2002-12-20
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 2002
                  --------------------------------------------

                         Commission File Number: 0-9116

                            PANHANDLE ROYALTY COMPANY
                            -------------------------
             (Exact name of registrant as specified in its charter)

           OKLAHOMA                                             73-1055775
 ------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization )                            Identification No.)

Grand Centre, Suite 210, 5400 N. Grand Blvd., Oklahoma City, OK   73112
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number   (405) 948-1560
                                --------------

Securities registered under Section 12(b) of the Act:  NONE
                                                       ----

Securities registered under Section 12(g) of the Act:

                    (Title of Class)

             CLASS A COMMON STOCK (VOTING)           .0333 par value
             -----------------------------           ---------------

                    (Title of Class)

             CLASS B COMMON STOCK (NON-VOTING)       $1.00 par value
             ---------------------------------       ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X  Yes       No
               ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ss. 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant's common stock, at December 4, 2002, was $28,313,933. As of December 4, 2002, 2,079,100 shares of
Class A Common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the registrant's annual meeting of shareholders to be held in 2003 (to be filed within 120 days of the close of registrant's fiscal year) is incorporated by reference into Part III.

                        T A B L E  O F  C O N T E N T S

PART I                                                                                                             PAGE
------                                                                                                             ----
Item  1.           Business.................................................................................        2-5

Item  2.           Properties...............................................................................       5-10

Item  3.           Legal Proceedings........................................................................         10

Item  4.           Submission of Matters to a Vote of Security Holders......................................         11

PART II
-------

Item  5.           Market for Registrants Common Equity and Related Stockholder Matters.....................         11

Item  6.           Selected Financial Data..................................................................         12

Item  7.           Management's Discussion and Analysis of Financial Condition and Results of Operations....      12-17

Item  7A.          Quantitive and Qualitative Disclosure about Market Risk..................................         17

Item  8.           Financial Statements and Supplementary Data..............................................      18-43

Item  9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....         44

PART III
--------

Item 10.-13.       Incorporated by Reference to Proxy Statement

PART IV
-------

Item 14.           Controls and Procedures..................................................................         44

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8- K.........................         44

Signature Page..............................................................................................         45

Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002..............................................................      46-47

Exhibit 21..................................................................................................         48

Exhibit 99.1................................................................................................         49

Exhibit 99.2................................................................................................         50


As used in this report, "SEC" means the United States Securities and Exchange Commission, "Bbl" means barrel, "Mcf" means thousand cubic feet, "Mcf/D" means thousand cubic feet per day, "Mcfe" means natural gas stated on an MCF basis and crude oil converted to a thousand cubic feet of natural gas equivalent by using the ratio of one Bbl of crude oil to six Mcf of natural gas, "PV-10" means estimated pretax present value of future net revenues discounted at 10% using SEC rules, "gross" wells or acres are the wells or acres in which the Company has a working interest, and "net" wells or acres are determined by multiplying gross wells or acres by the Company's net revenue interest in such wells or acres.

                                     PART I


ITEM 1.         BUSINESS

                GENERAL

                Panhandle Royalty Company ("Panhandle" or the "Company") is an Oklahoma Corporation, organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. Panhandle's authorized and registered stock consisted of 100,000 shares of $1.00 par value Class A common stock. In 1982, the Company split the stock on a 10-for-1 basis and reduced the par value to $.10, resulting in 1,000,000 shares of authorized Class A Common stock. In May 1999, the Company's shareholders voted to increase the authorized Class A Common stock of the Company to 6,000,000 shares and to split the shares on a three-for-one basis. In addition, voting rights for the shares were changed from one vote per shareholder to one vote per share.

                Since its formation, the Company has been involved in the acquisition and management of mineral interests and the exploration for, and development of, oil and gas properties, principally involving wells located on the Company's mineral interests. Panhandle's mineral properties and other oil and gas interests are located primarily in Oklahoma, New Mexico and Texas. Properties are also located in twenty other states. The majority of the Company's oil and gas production is from wells located in Oklahoma and New Mexico. In 1988, the Company merged with New Mexico Osage Royalty Company, thus acquiring most of its New Mexico mineral interests.

                On October 1, 2001, Panhandle acquired privately held Wood Oil Company (Wood) of Tulsa, Oklahoma. The acquisition was made pursuant to an Agreement and Plan of Merger among Panhandle Royalty Company, PHC, Inc., and Wood, dated August 9, 2001. Wood merged with Panhandle's wholly owned subsidiary PHC, Inc., on October 1, 2001, with Wood being the surviving Company. Prior to the acquisition, Wood was a privately held company engaged in oil and gas exploration and production and fee mineral ownership and owned interests in certain oil and gas and real estate partnerships and an office building in Tulsa. Wood is operating as a subsidiary of Panhandle. Wood and its shareholders were unrelated parties to Panhandle.

                The Company's office is located at Grand Centre Suite 210, 5400
N. Grand Blvd., Oklahoma City, OK 73112 (405)948-1560, FAX (405)948-2038.

                BUSINESS STRATEGY

                The majority of Panhandle's revenues are derived from the production and sale of oil and natural gas. See "Item 8 - Financial Statements". The Company's oil and gas holdings, including its mineral interests and its interests in producing wells, both working interests and royalty interests, are centered in Oklahoma with activity, in recent years, in New Mexico and Texas. See "Item 2 - Description of Properties". Exploration and development of the Company's oil and gas properties are conducted in association with operating oil and gas companies, including major and independent companies. The Company does not operate any of its oil and gas properties. The Company has been an active participant for several years in wells drilled on the Company's mineral properties and in third party drilling prospects. A large percentage of the Company's recent drilling participations have been on properties in which the Company has mineral interests and in many cases already owns an interest in a producing well in the unit. This "increased density" drilling has accounted for a majority of the successful oil and gas wells completed during these years and has added significant reserves for the Company. The Company acquired additional mineral interest properties, both producing and non-producing and interests in approximately 2000 wells in the Wood acquisition. Several of the mineral properties and well interests were in areas where the Company had no mineral holdings, thus expanding the Company's area of interest.

                PRINCIPAL PRODUCTS AND MARKETS

                The Company's principal products are crude oil and natural gas. These products are sold to various purchasers, including pipeline and marketing companies, which are generally located in and service the areas where the Company's producing wells are located. The Company does not act as operator for any of the properties in which it owns an interest, thus it relies on the operating expertise of numerous companies that operate in the area where the Company owns mineral interests. This expertise includes drilling operations and completions, producing well operations and, in some cases, the marketing or purchasing of the well's production. Natural gas sales are principally handled by the well operator and are normally contracted on a monthly basis with third party gas marketers and pipeline companies. Payment for gas sold is received either from the contracted purchasers or the well operator. Crude oil sales are generally handled by the well operator and payment for oil sold is received from the well operator or from the crude oil purchaser.

                In general, prices of oil and gas are dependent on numerous factors beyond the control of the Company, such as competition, international events and circumstances (including actions taken by the Organization of Petroleum Exporting Countries (OPEC)), and economic, political and regulatory developments. Since demand for natural gas is generally highest during winter months, prices received for the Company's natural gas are subject to seasonal variations.

                COMPETITIVE BUSINESS CONDITIONS

                The oil and gas industry is highly competitive, particularly in the search for new oil and gas reserves. There are many factors affecting Panhandle's competitive position and the market for its products which are beyond its control. Some of these factors are the quantity and price of foreign oil imports, changes in prices received for its oil and gas production, business and consumer demand for refined oil products and natural gas, and the effects of federal and state regulation of the exploration, production and sales of oil and natural gas. Changes in existing economic conditions, weather patterns and actions taken by OPEC and other oil-producing countries have dramatic influence on the price Panhandle receives for its oil and gas production. The Company relies heavily on companies with greater resources, staff, equipment, research, and experience for operation of wells and the development and drilling of subsurface prospects. The Company uses its strong financial base and its mineral property ownership, coupled with it's own geologic and economic evaluation to participate in drilling operations with these larger companies. This method allows the Company to effectively compete in drilling operations it could not undertake on its own due to financial and personnel limits and allows it to maintain low overhead costs.

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

                MAJOR CUSTOMERS

                The Company's oil and gas production is sold by the well operators, in most cases, to many different purchasers on a well-by-well basis. During fiscal 2002, sales to ONEOK, through well operators, accounted for approximately 17% of the Company's total revenues. Generally, if one purchaser declines to continue purchasing the Company's oil and/or natural gas, several other purchasers can be located, especially in the current market environment for natural gas. Pricing is usually reasonably consistent from purchaser to purchaser.

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

                Various aspects of the Company's oil and gas operations are regulated by agencies of the federal government. The transportation of natural gas in interstate commence is generally regulated by the Federal Energy Regulatory Commission (FERC) pursuant to the Natural Gas Act of 1938 (the NGA) and the Natural Gas Policy Act of 1978 (NGPA). The intrastate transportation and gathering of natural gas (and operational and safety matters related thereto) may be subject to regulation by state and local governments.

                In the past, the federal government regulated the prices at which the Company's produced oil and gas could be sold. Currently, "first sales" of natural gas by producers and marketers, and all sales of crude oil, condensate and natural gas liquids, can be made at uncontrolled market prices, but Congress could reenact price controls at any time.

                Within the past decade, the FERC has issued numerous orders and policy statements designed to create a more competitive environment in the national natural gas marketplace, including orders promoting "open access" transportation on natural gas pipelines subject to the FERC's NGA and NGPA jurisdiction. The FERC's "Order 636" was issued in April 1992 and was designed to restructure the interstate natural gas transportation and marketing system and to promote competition within all phases of the natural gas industry. Among other things, Order 636 required interstate pipelines to separate the transportation of gas from the sale of gas, to change the manner in which pipeline rates were designed and to implement other changes intended to promote the growth of market centers. Subsequent FERC initiatives have attempted to standardize interstate pipeline business practices and to allow pipelines to implement market-based, negotiated and incentive rates. The restructured services implemented by Order 636 and successor orders have now been in effect for a number of winter heating seasons and have significantly affected the manner in which natural gas (both domestic and foreign) is transported and sold to consumers.

                FERC has indicated that it remains committed to Order 636's "fundamental goal" of "improving the competitive structure of the natural gas industry in order to maximize the benefits of wellhead decontrol," the future regulatory goals and priorities of FERC may change, and it is not possible to predict the effect, if any, of future restructuring orders or policies on the Company's operations.

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

                While Order 636 and related orders do not directly regulate either the production or sale of gas that may be produced from the Company's properties, the increased competition and changes in business practices within the natural gas industry resulting from such orders have affected the terms and conditions under which the Company markets and transports its available gas supplies. To date, the FERC's pro-competition policies have not materially affected the Company's business or operations. On a prospective basis, however, such orders may substantially increase the burden on producers and transporters to accurately nominate and deliver on a daily basis specified volumes of natural gas, or to bear penalties or increased costs in the event scheduled deliveries are not made.

                ENVIRONMENTAL MATTERS

                As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Compliance with these laws may necessitate significant capital outlays, however, to date the Company's cost of compliance has been insignificant. The Company does not believe the existence of these environmental laws will materially hinder or adversely affect the Company's business operations; however, there can be no assurances of future events. Since the Company does not operate any wells where it owns an interest, actual compliance with environmental laws is controlled by others, with Panhandle being responsible for its proportionate share of the costs involved. Panhandle carries liability insurance and to the extent available at reasonable cost, pollution control coverage. However, all risks are not insured due to the availability and cost of insurance.

                EMPLOYEES

                At September 30, 2002, Panhandle employed fourteen persons on a full-time basis and has no part-time employees. Three of the employees are executive officers and one is also a director of the Company.

ITEM 2.         PROPERTIES

                As of September 30, 2002, Panhandle's principal properties consisted of perpetual ownership of 260,035 net mineral acres, held principally in tracts in New Mexico, Oklahoma and Texas and 19 other states. The Company also held leases on 16,183 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 2002, Panhandle held small royalty and/or working interests in 4,708 producing oil or gas wells, 96 successfully completed but not yet producing wells, and 61 wells in the process of being drilled or completed.

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

                ACREAGE

                The following table of mineral interests owned reflects, as of September 30, 2002, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

                               MINERAL INTERESTS


                       Net        Gross         Net         Gross          Net         Gross          Net          Gross
                      Acres       Acres        Acres        Acres         Acres        Acres         Acres         Acres
                                              Prod'g        Prod'g       Leased        Leased         Open         Open
STATE                                           (1)          (1)           (2)          (2)           (3)           (3)
------------------------------------------------------------------------------------------------------------------------
Arkansas             10,050      44,320       1,065         2,519           157          880          8,828       40,921
Colorado              8,327      39,299         109           219                                     8,217       39,080
Florida               6,924      13,849                                                               6,924       13,849
Illinois              1,068       4,979          33           260                                     1,035        4,719
Kansas                3,122      11,976         120           960                                     3,002       11,016
Montana               1,008      17,947                                                               1,008       17,947
Nebraska              1,319      13,249                                       7          160          1,312       13,089
North Dakota         11,179      64,286                                                              11,179       64,286
New Mexico           57,456     172,879       1,295         5,350         1,916        5,190         54,245      162,339
Oklahoma            112,842     875,717      27,838       195,491         3,221       28,331         81,783      651,895
South Dakota          1,825       9,300                                                               1,825        9,300
Tennessee             1,584       3,587                                                               1,584        3,587
Texas                42,467     352,348       6,737        73,445           290        2,815         35,440      276,088
Others                  864       5,613                                                                 864        5,612
------------------------------------------------------------------------------------------------------------------------
TOTAL:              260,035   1,629,348      37,197       278,244         5,591       37,376        217,246    1,313,728

(1) "Producing" represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.

(2) "Leased" represents the mineral acres, owned by Panhandle, that are leased to third parties but not producing.

(3) "Open" represents mineral acres owned by Panhandle that are not leased or in production.

                The following table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production.


                                     LEASES

                                                                                             Net Acres
                          Net                          Net Lease Acres                        Held by
State                    Acres                             Expiring                          Production
-------------------------------------------------------------------------------------------------------
                                           2003              2004             2005
                                      ---------------- ----------------- ----------------
Kansas                      973             --                --                --                973
Oklahoma                 14,188           2,542             1,993              154              9,429
Texas                       350             40                --                --                310
New Mexico                  476             --                --                --                476
Other                       196             --                --                --                196

-------------------------------------------------------------------------------------------------------
TOTAL                    16,183           2,582             1,993              154             11,384

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

    Proved Developed Reserves                Barrels of Oil                MCF of Gas
    -------------------------                --------------                ----------
 September 30, 2002                              820,790                   24,089,830
 September 30, 2001                              412,705                   13,236,455
 September 30, 2000                              408,732                   11,585,331

Proved Undeveloped Reserves

 September 30, 2002                              294,415                    5,219,570
 September 30, 2001                              263,386                    4,451,895
 September 30, 2000                              251,508                    2,803,789

 Total Proved Reserves

 September 30, 2002                            1,115,205                   29,309,400
 September 30, 2001                              676,091                   17,688,350
 September 30, 2000                              660,240                   14,389,120

                The major portion of the increase in total proved reserves at September 30, 2002, as compared to September 30, 2001, is due to the addition of Wood Oil Company's reserves. At September 30, 2002, Wood's total proved reserves were 521,442 barrels of oil and 10,996,780 mcf of gas.

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

                ESTIMATED FUTURE NET REVENUES

                Set forth below are estimated future net revenues with respect to Panhandle's proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net revenues, computed by applying a ten (10) percent discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net revenues have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of operating costs and production taxes levied by respective states. Prices used for determining future revenues from oil and natural gas for the periods ended September 30, 2002, 2001, and 2000 were as follows: 2002 - $27.76, $3.12; 2001 - $24.03,
$1.81; 2000 - $32.84, $3.96. These future net revenues should not be construed as the fair market value of the Company's reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases.

Estimated Future Net Revenues

                                     9-30-02          9-30-01          9-30-00
                                   -----------      -----------      -----------
Proved Developed                   $76,081,978      $25,797,780      $48,481,740
Proved Undeveloped                 $18,572,672      $10,141,828      $16,604,661
                                   -----------      -----------      -----------
Total Proved (1)                   $94,654,650      $35,939,608      $65,086,401

10% Discounted Present Value of Estimated Future Net Revenues

                                     9-30-02          9-30-01          9-30-00
                                   -----------      -----------      -----------
Proved Developed                   $49,485,409      $17,533,672      $32,122,191
Proved Undeveloped                 $11,868,812      $ 6,589,021      $11,417,769
                                   -----------      -----------      -----------
Total Proved (1)                   $61,354,221      $24,122,693      $43,539,960

           (1) The major portion of the decrease from September 30, 2000 to September 30, 2001, is attributable to the decreased oil and gas prices used in the 2001 reserve report as compared to the prices used in the 2000 reserve report. The increase from September 30, 2001 to September 30, 2002 is attributable to the addition of reserves from Wood Oil Company, the increased oil and gas prices used in the 2002 reserve report (see above listed prices), and new reserve additions from drilling.


                OIL AND GAS PRODUCTION

                The following table sets forth the Company's net production of oil and gas for the fiscal periods indicated.

                                      Year              Year              Year
                                     Ended             Ended             Ended
                                    9-30-02           9-30-01           9-30-00
                                   ---------         ---------         ---------
Bbls - Oil                           132,514            68,530            66,609
MCF - Gas                          3,897,084         2,208,238         2,454,844

                The increase in production volumes from September 30, 2001 to September 30, 2002 was substantially due to the production of 1,582,277 mcf and 74,294 barrels from the Wood Oil properties.

Average Sales Prices and Production Costs

                The following table sets forth unit price and cost data for the fiscal periods indicated.

                                             Year             Year           Year
                                            Ended            Ended          Ended
  Average Sales Price                      9-30-02          9-30-01        9-30-00
  -------------------                    -----------      ----------     -----------
Per Bbl. Oil                              $   22.48       $   28.16       $   27.13
Per MCF Gas                               $    2.59       $    4.81       $    3.03

Average Production (Lifting Cost)
  (Per MCFE of Gas)

                  (1)                 $          .36          $        .27             $         .17
                  (2)                 $          .28          $        .41             $         .34
                                      --------------          ------------             -------------
                                      $          .64          $        .68             $         .51

    (1)         Includes actual well operating costs only.
    (2) Includes production taxes, compression, handling and marketing fees paid on natural gas sales, and other minor expenses associated with well operations.

                Average well operating costs are influenced by the fact that the Company bears no cost of production on many of its well interests. A substantial number of the Company's producing well interests are royalty interests, which bear no share of the operating costs.

                GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

                The following table sets forth Panhandle's gross and net productive oil and gas wells as of September 30, 2002. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

                                               Gross Wells                    Net Wells
                                               -----------                    ---------
            Oil                                     953                       28.587649
            Gas                                   3,755                       73.834639
                                                  -----                      ----------
            TOTAL                                 4,708                      102.422288

                Information on multiple completions is not available from Panhandle's records, but the number of such is insignificant.

                As of September 30, 2002, Panhandle owned 278,244 gross developed mineral acres and 37,197 net developed mineral acres. Panhandle has also leased from others 204,894 gross developed acres which contain 11,384 net developed acres.

                UNDEVELOPED ACREAGE

                As of September 30, 2002, Panhandle owned 1,351,104 gross and 222,838 net undeveloped mineral acres, and leases on 55,524 gross and 4,779 net acres.

                DRILLING ACTIVITY

                The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

                                        Net Productive               Net Dry
Development Wells                          Wells                      Wells
-----------------                       ----------------             -------

    Fiscal year ending
      September 30, 2000                  2.356519                   .277873

    Fiscal year ending
      September 30, 2001                  4.568279                   .969404

    Fiscal year ending
      September 30, 2002                  4.059870                  1.146157

Exploratory Wells

     Fiscal year ending
      September 30, 2000                   .810099                   .400511

     Fiscal year ending
      September 30, 2001                  1.806223                   .676206

     Fiscal year ending
      September 30, 2002                  1.416253                   .550419

Purchased Wells

     Fiscal year ending
      September 30, 2000                   .007321                         0

     Fiscal year ending
      September 30, 2001                   .040365                         0

     Fiscal year ending
      September 30, 2002                 53.246100                         0





PRESENT ACTIVITIES

                The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 2002, in which Panhandle owns a royalty or working interest.

                               Gross Wells           Net Wells
                               -----------           ---------

                Oil                  6                 .130980
                Gas                 55                1.546280


OTHER FACILITIES

                The Company leases approximately 7,600 square feet of office space in Oklahoma City, OK. The obligation under this lease will end in 2003.

ITEM 3.         LEGAL PROCEEDINGS

                There were no material legal proceedings involving Panhandle or its subsidiary, as of the date of this report.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of Panhandle's security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                The Company's common stock is listed on the NASDAQ Small-Cap Market (symbol PANRA). The following table sets forth the high and low trade prices of the Company's common stock during the periods indicated:

                         Quarter Ended              HIGH               LOW
                         -----------------        --------          --------

                         December 31, 2000        $ 14.000          $ 12.250
                         March 31, 2001           $ 19.563          $ 13.250
                         June 30, 2001            $ 23.000          $ 18.050
                         September 30, 2001       $ 19.010          $ 15.160
                         December 31, 2001        $ 18.000          $ 14.700
                         March 31, 2002           $  15.15          $ 14.350
                         June 30, 2002            $ 15.900          $ 14.000
                         September 30, 2002       $ 14.950          $ 12.750

As of December 4, 2002, the approximate number of holders of shares of Panhandle stock were:

                         Title of Class                 Number of Holders
                         --------------                 -----------------
                         Class A Common (Voting) .................. 2,700


During the past two years, cash dividends have been paid as follows on the class A common stock:

                              DATE              RATE PER SHARE
                              ----              --------------

                         December 2000              $ .07
                         March 2001                 $ .14
                         June 2001                  $ .07
                         September 2001             $ .07
                         December  2001             $ .07
                         March 2002                 $ .07
                         June 2002                  $ .07
                         September 2002             $ .07

                The Company's line of credit loan agreement contains a provision limiting the paying or declaring of a cash dividend to fifty percent of cash flow, as defined, of the preceding twelve-month period. See Note 4 to the consolidated financial statements contained herein at "Item 8 - Financial Statements", for a further discussion of the loan agreement.

ITEM 6.         SELECTED FINANCIAL DATA

                The following table summarizes consolidated financial data of the Company and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere in this report.

                                                                 Year Ended September 30,
                                       2002 (A)             2001          2000            1999               1998
REVENUES
Oil & Gas Sales                      $ 13,080,754      $ 12,546,055    $ 9,091,920     $  5,077,240      $ 5,337,832
Lease Bonuses                              41,497            17,991         82,030           10,773           44,269
Interest & Other                          469,146           231,876        104,024           29,462           58,081
                                     $ 13,591,397      $ 12,795,922    $ 9,277,974     $  5,117,475      $ 5,440,182


COSTS & EXPENSES
Lease Oper. Exp.
      & Prod. Taxes                  $  3,001,449      $ 1,771,789     $ 1,458,935     $    963,804      $   961,929
Exploration Costs (B)                     417,971          947,046         514,739          535,431          481,244
Depr. Depl. Amortization                5,845,779        1,670,961       1,789,491        1,379,562        1,287,562
Provision for Impairment                1,116,234          848,535         262,998          357,891          149,851
Gen. & Administrative                   2,263,908        1,689,426       1,450,241        1,164,745        1,099,636
Interest Expense                          895,997              779          15,643           16,943            3,125
                                     $ 13,541,338      $ 6,928,536     $ 5,492,047     $  4,418,376      $ 3,983,347

Income Before Provision
      (Benefit) for Income Taxes     $     50,059      $ 5,867,386     $ 3,785,927     $    699,099        1,456,835
Provision (Benefit)
      for Income Taxes                   (293,000)       1,600,000         925,000          (35,000)         142,000
Net Income                           $    343,059      $ 4,267,386     $ 2,860,927     $    734,099      $ 1,314,835

Diluted Earnings per Share           $        .16      $      2.05     $      1.38     $        .36      $       .64
Dividends Declared per share         $        .28      $       .35     $       .28     $        .27      $       .30

Weighted Average
Shares Outstanding
      Basic                             2,067,872        2,060,109       2,055,470        2,047,507        2,039,292
      Diluted                           2,089,972        2,085,044       2,077,430        2,063,906        2,052,366

Net Cash Provided
      By Operating
      Activities                     $  7,481,195      $ 9,302,965     $ 5,366,066     $  2,836,783      $ 3,458,521

Total Assets                         $ 44,837,068      $25,279,684     $16,210,327     $ 13,263,877      $13,019,312
Long-Term Debt                       $ 14,024,000      $ 4,050,000     $         0     $          0      $         0
Shareholders Equity                  $ 16,953,294      $16,995,050     $13,353,814     $ 11,048,604      $10,804,243

All share per share amounts, are adjusted for the effect of the 3-for-1 stock split which was effective May 7, 1999.

       (A) 2002 results included are consolidated amounts of Panhandle Royalty Company and wholly owned subsidiary Wood Oil Company, acquired October 1, 2001.

       (B) The Company uses the successful efforts method of accounting for its oil and gas activities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

                The Company's principal line of business is the production and sale of its oil and natural gas reserves. Results of operations are dependent upon the quantity of production and the price obtained for such production. Prices received by the Company for the sale of its oil and natural gas have fluctuated significantly from period to period. Such fluctuations affect the Company's ability to maintain or increase its production from existing oil and gas properties and to explore, develop or acquire new properties.

                The following table reflects certain operating data for the periods presented:

                                                   For the Year Ended
                                                      September 30,
                                         2002           2001           2000
         Production:
              Oil (bbls)                132,514         68,530         66,609
              Gas (mcf)               3,897,084      2,208,238      2,454,844
         Average Sales Price:
              Oil (per bbl)             $ 22.48        $ 28.16        $ 27.13
              Gas (per mcf)             $  2.59        $  4.81        $  3.03

RESULTS OF OPERATIONS
      2002 Compared To 2001

REVENUES

                Total revenues increased 6% to $13,591,397 in 2002, compared to $12,795,922 in 2001. The increase was a direct result of increased sales volumes for both oil and natural gas offset by dramatically reduced sales prices for both oil and natural gas, as outlined in the above table. The increased sales volume of both oil and natural gas is almost exclusively due to the addition of production from the Wood Oil acquisition properties. Wood Oil's production volumes were 1,582,277 mcf (94% of the gas volume increase) and 74,294 barrels (100% of the oil volume increase). The reduction in average sales price was simply the result of world market conditions for crude oil and natural gas prices returning to more sustainable price levels from the ultra high prices of certain months in fiscal 2001.

LEASE OPERATING EXPENSES AND PRODUCTION TAXES (LOE)

                LOE increased $1,251,482 to $2,173,667 in 2002. 95% of the increase was due to LOE on the Wood acquisition properties. Gross production taxes are paid as a percentage of oil and gas sales revenues and thus fluctuate by increases in oil and gas sales revenues.

EXPLORATION COSTS

                Exploration costs declined 56% in 2002 as fewer exploratory wells were drilled in 2002, thus, reducing the chance of an exploratory well being a dry hole, which under the successful effects accounting method are expensed as exploration costs.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

                DD&A increased 250% in 2002 or $4,174,818. The majority of the increase, $3,099,085, was DD&A on the Wood acquisition properties. The DD&A on these properties was calculated using the fair value of the properties which was assigned in the purchase accounting done at the acquisition date. In addition, a full year of DD&A on many wells completed late in 2001 was recognized in 2002. Drilling and completion costs in fiscal 2001 were extremely high as drilling rigs and completion equipment enjoyed high utilization rates during the year. These high costs were thus being amortized in 2002.

PROVISION FOR IMPAIRMENT

                The provision for impairment increased 32% or $267,699 in 2002. The increase is due again to the high costs of drilling and equipping wells in 2001 coupled with disappointing production volumes on several wells, resulting in impairment on those fields and several individual wells.

GENERAL AND ADMINISTRATIVE COSTS (G&A)

                G&A increased $574,482 in 2002 or 34%. The majority of the increase was due to G&A associated with Wood Oil and the three employees retained from Wood. Additionally one other employee was hired during 2002 year and personnel related expenses (including salaries, payroll taxes, insurance expense and ESOP expense) increased in during the year.

INTEREST EXPENSE

                Interest expense increased by $895,218 in 2002. The increase is due to interest paid on the loan used to acquire Wood Oil. The acquisition was funded by a new $20,000,000 five-year term loan which requires monthly principal and interest payments. At September 30, 2002 the interest rate on the term loan was 4.5%.

PROVISION FOR INCOME TAXES

                The provision for income taxes decreased in 2002 due to a much lower income before taxes. The Company continues to be able to utilize tax credits from production of "tight gas sands" natural gas and excess percentage depletion on its oil and gas properties. The effective tax rate was approximately 27% in 2001. The aggregate income tax benefit of $293,000 in 2002, was primarily a result of percentage depletion and "tight gas sands" credits reducing the expected federal income tax expense by approximately $279,000.

OVERVIEW

                The Company recorded net income of $343,059 in 2002, compared to net income of $4,267,386 in 2001. This decrease was the result of lower oil and gas natural sales prices and increased LOE, DD&A, impairment, G&A and interest expense. The increased expenses, for the most part, were a result of the Wood Oil acquisition.

2001 COMPARED TO 2000.

REVENUES

                Total revenues increased 38% to $12,795,922 in 2001 compared to $9,277,974 in 2000. The increase was due to a large increase in the average sales price for natural gas in 2001, offset some what by a 10% decrease in gas production volumes in 2001. The decreased sales volumes were principally due to decreased sales from the Potato Hills Field in southeast Oklahoma, as normal production decline takes place. Additionally, nationwide gas storage facilities filled quickly as summer approached, limiting demand for natural gas in the summer months.

LEASE OPERATING EXPENSES AND PRODUCTION TAXES (LOE)

                LOE continues to increase each year as the Company increases the number of working interest wells in which it has an interest. The Company participated in a record number of working interest wells in 2001. Gross production taxes are paid as a percentage of oil and gas sales revenues and thus fluctuate by increases in oil and gas sales revenues.

EXPLORATION COSTS

                Exploration costs increased $432,307 or 84% in 2001 as compared to 2000. The increased costs were primarily dry hole costs. As previously mentioned, the Company participated in a record number of wells in 2001, many of which were exploratory. As the Company utilizes the successful efforts method of accounting for oil and gas operations, dry holes resulted in the expensing of all costs associated with those wells.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

                DD&A declined $118,530 or 7% in 2001. The decline was principally due to decreased gas production volume in 2001, reducing the units of production DD&A on the Company's oil and gas properties.

GENERAL AND ADMINISTRATIVE COSTS (G&A)

                G&A costs increased $239,185 in 2001. The increase was the result of the Company paying an investment banking firm $200,000 to provide a valuation of the Company, strategic planning and other advice. In addition, personnel related expenses (including salaries, payroll taxes, insurance expenses and ESOP expenses) increased approximately $98,000 in 2001. These increases were offset by a reduction in 2001 G&A expense related to the Non-Employee Directors Deferred Compensation Plan ("the Plan"). This decease was a result of the Company recognizing a charge to general and administrative expense of approximately $175,000 to adjust the potential shares in the Plan to market price at September 30, 2000, verses a comparable charge to expense of approximately $31,000 for 2001. The Non-Employee directors have taken these potential shares, rather than a cash payment for their directors fees.

PROVISION FOR INCOME TAXES

                The provision for income taxes increased in 2001, due to a much larger income before taxes (as discussed above). The Company continued to be able to utilize tax credits from production of "tight gas sands" natural gas and excess percentage depletion on its oil and gas properties to reduce its tax liability, and an effective tax rate from the federal and state statutory rates. The effective tax rate was approximately 27% in 2001 and 24% in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

                At September 30, 2002, the Company had a working capital deficit of $2,399,457 as compared to $1,044,334 at September 30, 2001. The decrease is the result of the $3,996,000 current portion of the $20,000,000 term loan used to fund the acquisition of Wood Oil Company on October 1, 2001. Monthly payments on the term loan of $333,000, plus, accrued interest began on December 1, 2001. Cash provided by operating activities was $7,481,195 for 2002, $9,302,965 for 2001 and $5,366,066 for 2000.

                The Company's expenditures for oil and gas activities for 2002 amounted to $6,937,687, exclusive of $15,229,466 used to acquire Wood Oil Company. In 2001, these expenditures amounted to $9,481,077 and in 2000 were $4,070,865. These expenditures are discretionary and increased in 2001 as prices for both oil and gas increased causing a substantial increase in the number of wells being drilled, thus, increasing the actual costs of drilling and completing wells. The decrease in 2002, resulted from dramatically decreased oil and gas prices, thus, causing an industry wide reduction in the number of wells being drilled which reduced the costs of drilling and equiping wells.

                Historically, the Company has funded its capital expenditures, overhead expenditures and dividend payments from operating cash flow. With the addition of the monthly payments required on the term loan, the Company has utilized (as of December 4, 2002), $2,000,000 of the $5,000,000 line-of-credit to help fund these expenditures. Management expects to borrow additional funds under the line-of-credit during the coming fiscal year, as needs arise, to help fund drilling costs. Currently, cash provided from operating activities is expected to increase in 2003, as prices received for natural gas sales are projected to exceed the 2002 prices. However, capital expenditures are also projected to be increased over 2002 levels.

                The Company has the potential availability of equity, which could be offered in a public or private placement, if additional capital were needed for capital expenditures or for debt reduction.

CRITICAL ACCOUNTING POLICIES

                Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by the Company generally do not change the Company's reported cash flows or liquidity. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. Interpretation of the existing rules must be done and judgements made on how the specifics of a given rule apply to the Company.

                The more significant reporting areas impacted by management's judgements and estimates are crude oil and natural gas reserve estimation, impairment of assets and tax accruals. Management's judgements and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

OIL AND GAS RESERVES

                Of these judgements and estimates, management considers the estimation of crude oil and natural gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company's calculation of depreciation and depletion, provision for abandonment and assessment of the need for asset impairments. The Company's consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. As previously discussed, crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating managements overall operating decisions in the exploration and production segment.

 SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

                The Company has elected to utilize the successful efforts method of accounting for its oil and gas exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as oil and gas is produced. The accounting method may yield significantly different operating results than the full cost method.

IMPAIRMENT OF ASSETS

                All long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgement since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Any assets held for sale are reviewed for impairment when the Company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded.

TAX ACCRUALS

                The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations. Although the Company's management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

                The above description of the Company's critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

ITEM 7. A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility and the $20 million five-year term loan, both bearing interest at an annual variable interest rate equal to the national prime rate minus ?%. A one percent change in the prime interest rate would result in approximately a $180,000 change in annual interest expense.

ITEM 8. FINANCIAL STATEMENTS

        Report of Independent Auditors ................................... 19

        Consolidated Balance Sheets
                 As of September 30, 2002 and 2001 ....................... 20-21

        Consolidated Statements of Income for the
                 Years Ended September 30, 2002, 2001 and 2000 ........... 22

        Consolidated Statements of Stockholders' Equity for the Years
                 Ended September 30, 2002, 2001 and 2000 ................. 23

        Consolidated Statements of Cash Flows for
                 the Years Ended September 30, 2002, 2001 and 2000 ....... 24-25

        Notes to Consolidated Financial Statements ....................... 26-43

                         Report of Independent Auditors

Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            ERNST & YOUNG LLP
Oklahoma City, Oklahoma
December 10, 2002

                            Panhandle Royalty Company

                           Consolidated Balance Sheets


                                                                                SEPTEMBER 30
                                                                          2002                2001
                                                                   ---------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $      242,836      $        98,970
   Oil and gas sales receivable                                           2,533,249            1,566,538
   Income tax receivable                                                          -              294,137
   Prepaid expenses                                                           5,709                4,552
                                                                   ---------------------------------------
Total current assets                                                      2,781,794            1,964,197

Property and equipment at cost, based on successful efforts
 accounting:
     Producing oil and gas properties                                    58,697,095           34,737,546
     Nonproducing oil and gas properties                                  9,754,336            6,384,332
     Furniture and fixtures                                                 360,784              287,268
                                                                   ---------------------------------------
                                                                         68,812,215           41,409,146
     Less accumulated depreciation, depletion, and
       amortization                                                      27,860,713           22,061,402
                                                                   ---------------------------------------
Net properties and equipment                                             40,951,502           19,347,744

Investment in partnerships                                                  856,607                    -

Escrow deposit and deferred costs related to Wood Oil
 acquisition                                                                      -            3,860,027

Other assets                                                                247,157              107,716
                                                                   ---------------------------------------
Total assets                                                         $   44,837,060      $    25,279,684
                                                                   =======================================


(Continued on next page.)

                                                                                         SEPTEMBER 30
                                                                                   2002                2001
                                                                            ---------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $       653,758     $       478,580
   Accrued liabilities:
     Deferred compensation                                                            321,555             378,014
     Interest                                                                          66,567                   -
     Other                                                                            133,308              63,269
   Income taxes payable                                                                10,063                   -
   Long-term debt due within one year                                               3,996,000                   -
                                                                            ---------------------------------------
Total current liabilities                                                           5,181,251             919,863

Long-term debt                                                                     14,024,000           4,050,000

Deferred income taxes                                                               8,639,000           3,284,000

Other noncurrent liabilities                                                           39,515              30,771

Stockholders' equity:
   Class A voting common stock, $.0333 par value; 6,000,000 shares authorized,
     2,079,423 issued and outstanding (2,066,441 in 2001)                              69,314              68,881
   Capital in excess of par value                                                     896,643             702,948
   Retained earnings                                                               15,987,337          16,223,221
                                                                            ---------------------------------------
Total stockholders' equity                                                         16,953,294          16,995,050
                                                                            ---------------------------------------
Total liabilities and stockholders' equity                                    $    44,837,060     $    25,279,684
                                                                            =======================================


See accompanying notes.

                            Panhandle Royalty Company

                        Consolidated Statements of Income


                                                                           YEAR ENDED SEPTEMBER 30
                                                                 2002               2001                2000
                                                          -----------------------------------------------------------

Revenues:
   Oil and gas sales                                         $    13,080,754    $    12,546,055       $9,091,920
   Lease bonuses and rentals                                          41,497             17,991           82,030
   Interest                                                           36,743             47,141           17,689
   Income from partnerships and other (Note 2)                       432,403            184,735           86,335
                                                          -----------------------------------------------------------
                                                                  13,591,397         12,795,922        9,277,974

Costs and expenses:
   Lease operating expenses and production taxes                   3,001,449          1,771,789        1,458,935
   Exploration costs                                                 417,971            947,046          514,739
   Depreciation, depletion, and amortization                       5,845,779          1,670,961        1,789,491
   Provision for impairment                                        1,116,234            848,535          262,998
   General and administrative                                      2,263,908          1,689,426        1,450,241
   Interest expense                                                  895,997                779           15,643
                                                          -----------------------------------------------------------
                                                                  13,541,338          6,928,536        5,492,047
                                                          -----------------------------------------------------------
Income before provision for income taxes                              50,059          5,867,386        3,785,927

Provision (benefit) for income taxes                                (293,000)         1,600,000          925,000
                                                          -----------------------------------------------------------
Net income                                                   $       343,059    $     4,267,386       $2,860,927
                                                          ===========================================================

Basic earnings per share                                     $           .17    $          2.07       $     1.39
                                                          ===========================================================
Diluted earnings per share                                   $           .16    $          2.05       $     1.38
                                                          ===========================================================


See accompanying notes.

                            Panhandle Royalty Company

                 Consolidated Statements of Stockholders' Equity


                                             COMMON STOCK          CAPITAL IN
                                       --------------------------   EXCESS OF      RETAINED
                                          SHARES      AMOUNT        PAR VALUE      EARNINGS         TOTAL
                                       -----------------------------------------------------------------------
Balances at September 30, 1999           2,056,990    $ 68,566     $  587,058  $  10,392,980   $  11,048,604

Purchase and cancellation of common
   shares                                   (3,368)       (112)       (70,798)             -         (70,910)
Issuance of common shares to ESOP            6,584         219         92,020              -          92,239
Dividends declared ($.28 per share)              -           -              -       (577,046)       (577,046)
Net income                                       -           -              -      2,860,927       2,860,927
                                       -----------------------------------------------------------------------
Balances at September 30, 2000           2,060,206      68,673        608,280     12,676,861      13,353,814

Purchase and cancellation of common
   shares                                     (146)         (5)        (1,855)             -          (1,860)
Issuance of common shares to ESOP            6,381         213         96,523              -          96,736
Dividends declared ($.35 per share)              -           -              -       (721,026)       (721,026)
Net income                                       -           -              -      4,267,386       4,267,386
                                       -----------------------------------------------------------------------
Balances at September 30, 2001           2,066,441      68,881        702,948     16,223,221      16,995,050

Purchases and cancellation of common
   shares                                     (291)        (10)        (4,100)                        (4,110)
Issuance of common shares to ESOP            8,157         272        118,412              -         118,684
Issuance of common shares to
   directors for services                    5,116         171         79,383              -          79,554
Dividends declared ($.28 per share)              -           -              -       (578,943)       (578,943)
Net income                                       -           -              -        343,059         343,059
                                       -----------------------------------------------------------------------
Balances at September 30, 2002           2,079,423    $ 69,314     $  896,643  $  15,987,337   $  16,953,294
                                       =======================================================================


See accompanying notes.

                            Panhandle Royalty Company

                      Consolidated Statements of Cash Flows


                                                                                  YEAR ENDED SEPTEMBER 30
                                                                        2002               2001               2000
                                                                 ----------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $      343,059      $    4,267,386    $     2,860,927
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion, amortization, and
   impairment                                                          6,962,013           2,519,496          2,052,489
  Deferred income taxes                                                 (453,000)          1,444,000            271,000
  Deferred lease bonus                                                     8,744              30,771                  -
  Exploration costs                                                      417,971             947,046            514,739
  Gain on sale of assets                                                (179,037)                  -                  -
  Equity in earnings of partnerships                                     (77,015)                  -                  -
  Common stock issued to Employee Stock
   Ownership Plan                                                        118,684              96,736             92,239
  Cash provided (used) by changes in assets and
   liabilities, net of amounts acquired in Wood
   Oil acquisition:
      Oil and gas sales receivables                                      191,908             389,052           (821,437)
      Income taxes receivable                                            415,810            (294,137)                 -
      Prepaid expenses                                                   239,691                (735)               315
      Accounts payable and accrued liabilities                          (517,696)            152,677            192,795
      Income taxes payable                                                10,063            (249,327)           202,999
                                                                 ----------------------------------------------------------
Total adjustments                                                      7,138,136           5,035,579          2,505,139
                                                                 ----------------------------------------------------------
Net cash provided by operating activities                              7,481,195           9,302,965          5,366,066

INVESTING ACTIVITIES
Capital expenditures, including dry hole costs                        (6,967,767)         (9,486,994)        (4,089,851)
Acquisition of Wood, net of cash acquired                            (15,229,466)                  -                  -
Distributions from partnerships                                          191,685                   -                  -
Investment in partnerships                                               (90,000)                  -                  -
Proceeds from sale of assets                                           1,371,272                   -                  -
Escrow deposit and payments related to Wood Oil
 acquisition                                                                   -          (3,860,027)                 -
                                                                 ----------------------------------------------------------
Net cash used in investing activities                                (20,724,276)        (13,347,021)        (4,089,851)




Continued on next page.

                            Panhandle Royalty Company

                                                                            YEAR ENDED SEPTEMBER 30
                                                                     2002             2001           2000
                                                                 ---------------------------------------------

FINANCING ACTIVITIES
Borrowings under debt agreement                                    18,100,000       4,050,000      500,000
Payments of loan principal                                         (4,130,000)              -     (500,000)
Purchase and cancellation of common shares                             (4,110)         (1,860)     (70,910)
Payments of dividends                                                (578,943)       (721,026)    (602,600)
                                                                 ---------------------------------------------
Net cash provided by (used in) financing activities                13,386,947       3,327,114     (673,510)
                                                                 ---------------------------------------------
Increase (decrease) in cash and cash equivalents                      143,866        (716,942)     602,705

Cash and cash equivalents at beginning of year                         98,970         815,912      213,207
                                                                 ---------------------------------------------
Cash and cash equivalents at end of year                          $   242,836      $   98,970    $ 815,912
                                                                 =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                     $   829,430      $   36,798    $  15,643
Income taxes paid, net of refunds received                           (215,687)        699,464      451,167


See accompanying notes.

                            Panhandle Royalty Company

                   Notes to Consolidated Financial Statements

                        September 30, 2002, 2001 and 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Panhandle Royalty Company and its wholly owned subsidiaries after elimination of all material intercompany transactions.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

OIL AND GAS SALES AND GAS IMBALANCES

The Company sells oil and natural gas to various customers, recognizing revenues as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where it has underproduced or overproduced its ownership percentage in a property. Under this method, a receivable or liability is recorded to the extent that an underproduced or overproduced position in a reservoir cannot be recouped through the production of remaining reserves. At September 30, 2002 and 2001, the Company had no material gas imbalances. Charges for gathering and transportation are included in lease operating expenses and production taxes.

CONCENTRATION OF CREDIT RISK

Substantially all of the Company's accounts receivable are due from purchasers of oil and natural gas or operators of the oil and gas properties. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 2002.

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has significant royalty interests in wells for which the Company does not share in the costs associated with the wells. Estimated costs of future dismantlement, restoration and abandonment of wells in which the Company owns a working interest are not expected to differ significantly from the estimated salvage value of equipment from such wells and, accordingly, no accrual of such costs is included in the accompanying consolidated financial statements. See Recently Issued Accounting Pronouncements.

Nonproducing oil and gas properties include nonproducing minerals, which have a net book value of $7,253,206 at September 30, 2002, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities is expected to be made within this time frame. Impairment of nonproducing oil and gas properties is recognized based on experience and management judgment.

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with the provisions of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company's oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $1,116,234, $848,535 and $262,998, respectively, for 2002, 2001 and 2000. The majority of the impairment recognized in these years relates to fields comprised of a small number of properties on which the Company does not expect sufficient future net cash flow to recover its carrying cost.

ENVIRONMENTAL COSTS

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2002, there were no such costs accrued.

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

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, prepaid expenses, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of Company's long-term debt approximates its carrying amount due to the variable interest rate on these borrowings.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on October 1, 2002. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. Prior to SFAS No. 143, Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would offset the cost of dismantling the facilities and carrying out the necessary clean-up and reclamation activities. The adoption of SFAS No. 143 on October 1, 2002 resulted in a net increase to Property and Equipment and Retirement Obligations of approximately $325,000 and $250,000, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The increase in expense resulting from the accretion of the asset retirement obligation and the depreciation of the additional capitalized well costs is expected to be substantially offset by the decrease in depreciation from the Company's consideration of the estimated salvage values in the calculation.

                            Panhandle Royalty Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supercedes, with exceptions, SFAS No.
121. SFAS No. 144 was adopted by the Company on October 1, 2002. The adoption of SFAS No. 144 had no material impact on the Company's financial position or results of operations.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS 146 will have any material impact on its financial position or results of operations in the near term.

2. ACQUISITION OF WOOD OIL COMPANY

On October 1, 2001, the Company acquired 100% of the outstanding common stock of Wood Oil Company (Wood). The acquisition was made pursuant to an Agreement and Plan of Merger among the Company, PHC, Inc. and Wood Oil Company, dated August 9, 2001. Wood merged with Panhandle's wholly owned subsidiary PHC, Inc., on October 1, 2001, with Wood being the surviving Company. Prior to the acquisition, Wood was a privately held company engaged in oil and gas exploration and production and fee mineral ownership and owned interests in certain oil and gas and real estate partnerships and owned an office building in Tulsa, Oklahoma. Subsequent to the acquisition, Wood has continued to operate as a subsidiary of Panhandle and personnel were moved to Oklahoma City in early 2002. Wood and its shareholders were unrelated parties to Panhandle.

                            Panhandle Royalty Company

2. ACQUISITION OF WOOD OIL COMPANY (CONTINUED)

The Company's decision to acquire Wood was the result of desired growth in the Company's asset base of producing oil and gas reserves and fee mineral acreage. Wood's oil and gas activity, fee minerals and operating philosophy, in general, had been very similar to the Company's.

Wood's mineral acreage ownership and leasehold position as well as its producing oil and gas properties are located in the same general areas as the Company's. In several cases, both companies owned interests in existing producing wells and several developing fields. The Company intends to actively pursue drilling opportunities on Wood's properties.

Funding for the acquisition was obtained from Banc First of Oklahoma City, Oklahoma in the form of a $20 million five-year term loan. Three million of Wood's cash was used to reduce Panhandle's debt on the date of closing.

The operations of Wood, since October 1, 2001, are included in the accompanying financial statements.

The following table sets forth the allocation of the purchase price to the assets and liabilities acquired:

           Cash                                                   $ 3,759,000
           Other current assets                                     1,260,000
           Land and buildings held for sale                           750,000
           Oil and gas properties - proved                         17,550,000
           Minerals:
              Producing                                               925,000
              Nonproducing                                          3,491,000
           Other property and equipment                                43,000
           Investments in partnerships and other assets             1,731,000
                                                                 --------------
           Total assets acquired                                   29,509,000

           Current liabilities                                       (853,000)
           Deferred income taxes                                   (5,808,000)
                                                                 --------------
           Total liabilities assumed                               (6,661,000)
                                                                 --------------

           Net assets acquired                                    $22,848,000
                                                                 ==============

                            Panhandle Royalty Company

2. ACQUISITIONS (CONTINUED)

In April 2002, the Company sold the land and building and its interest in two partnerships resulting in net proceeds of approximately $1.4 million of which $800,000 were used to pay down long term debt. Other revenues in the accompanying income statement include a gain of $56,487 on the sale of the building and a gain of $122,550 on the sale of the two partnerships.

The following unaudited proforma results of operations give effect to the acquisition as if consummated on October 1, 2000. The data reflects adjustments of the historical Wood results for depreciation and amortization of the property and equipment acquired, adjustments of expenses resulting from contractual requirements of the acquisition agreement, incremental interest expense relating to bank borrowing used to finance the purchase and income taxes. Total revenues for 2001 include non-recurring gains on asset sales of $2.1 million. The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma results of operations data does not purport to represent the results of operations that would have occurred had such transaction been consummated on October 1, 2000 or the Company's results of operation for any future date or period.

                                                      YEAR ENDED
                                                    SEPTEMBER 30,
                                                         2001
                                                  -----------------

             Total revenues                          $25,234,054
             Net income                              $ 8,927,780
             Diluted earnings per share              $      4.27

                            Panhandle Royalty Company

3. INCOME TAXES

The Company's provision for income taxes is detailed as follows:

                           2002        2001               2000
                      -----------------------------------------

Current:
   Federal             $ 150,000    $  160,000         $647,000
   State                  10,000        (4,000)           7,000
                      ------------------------------------------
                         160,000       156,000          654,000

Deferred:
   Federal              (390,000)    1,232,000          244,000
   State                 (63,000)      212,000           27,000
                      ------------------------------------------
                        (453,000)    1,444,000          271,000
                      ------------------------------------------
                       $(293,000)   $1,600,000         $925,000
                      ==========================================

The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes is analyzed below:

                                                   2002         2001          2000
                                             -----------------------------------------

Provision for income taxes at statutory rate   $  17,521    $2,053,587    $1,325,074
Percentage depletion                            (201,600)     (559,668)     (368,687)
Tight-sands gas credits                          (77,404)      (47,114)      (59,359)
State income taxes, net of federal benefit       (34,419)      141,099        22,125
Other                                              2,902        12,096         5,847
                                             -----------------------------------------
                                               $(293,000)   $1,600,000    $  925,000
                                             =========================================

                            Panhandle Royalty Company

3. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                            2002            2001
                                                                       -------------------------------
Deferred tax liabilities:
   Financial bases in excess of tax bases, including
     intangible drilling costs capitalized for financial
     purposes and expensed for tax purposes                              $11,210,000     $4,029,000

Deferred tax assets:
   Percentage depletion and alternative minimum
     tax credit carryforwards                                              1,950,000        308,000
   Financial charges which are deferred for tax purposes                     621,000        437,000
                                                                       -------------------------------
                                                                           2,571,000        745,000
                                                                       -------------------------------
Net deferred tax liabilities                                             $ 8,639,000     $3,284,000
                                                                       ===============================

4. LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

                                                                          2002               2001
                                                                       -------------------------------

Revolving line of credit                                                 $ 1,350,000     $4,050,000
Term loan                                                                 16,670,000              -
                                                                       -------------------------------
                                                                          18,020,000      4,050,000

Current maturities of long-term debt                                       3,996,000              -
                                                                       -------------------------------
                                                                         $14,024,000     $4,050,000
                                                                       ===============================

                            Panhandle Royalty Company

4. LONG-TERM DEBT (CONTINUED)

In October 2001, the Company entered into an amended and restated loan agreement with BancFirst of Oklahoma City, Oklahoma that provided a $20 million five-year term loan and extended the maturity date of the Company's existing $5 million revolving line of credit. Monthly principal payments on the term loan, which began in December 2001, are $333,000. Outstanding borrowings under the revolving line of credit are payable in full on December 31, 2003, unless extended. Interest is payable monthly under both instruments and is based on the national prime rate minus .25% (aggregate of 4.5% at September 30, 2002). Borrowings under these agreements are secured by certain of the Company's oil and gas properties.

The total outstanding borrowings under both the term loan and the revolving line of credit may not exceed the borrowing base which is $25 million as of September 30, 2002. Subsequent determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios.

The amount of required principal payments for the next five years as of September 30, 2002, are as follows: 2003-$3,996,000, 2004-$5,346,000,
2005-$3,996,000, 2006-$3,996,000, and 2007-$686,000.

                            Panhandle Royalty Company

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. The Company's diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Directors' Deferred Compensation Plan (see Note 7).

                                                            YEAR ENDED SEPTEMBER 30,
                                                          2002        2001         2000
                                                       -------------------------------------

Numerator for primary and diluted
   earnings per share:
   Net income                                           $  343,059  $4,267,386   $2,860,927
                                                       =====================================

Denominator:
   For basic earnings per share--
     weighted average shares                             2,067,872   2,060,109    2,055,470
   Effect of potential diluted shares:
     Directors' deferred compensation
       shares                                               22,100      24,935       21,960
                                                       -------------------------------------
Denominator for diluted earnings per
   share--adjusted weighted average
   shares and potential shares                           2,089,972   2,085,044    2,077,430
                                                       =====================================

Basic earnings per share                                      $.17       $2.07        $1.39
                                                       =====================================

Diluted earnings per share                                    $.16       $2.05        $1.38
                                                       =====================================

                            Panhandle Royalty Company

6. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 2002, 2001 or 2000) or the Company's common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 122,747 shares of the Company's common stock held by the plan as of September 30, 2002, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:

               YEAR                            SHARES         AMOUNT
               --------------------------------------------------------

               2002                             8,157       $ 118,684
               2001                             6,381       $  96,736
               2000                             6,584       $  92,239

7. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Effective November 1, 1994, the Company formed the Panhandle Royalty Company Deferred Compensation Plan for Non-Employee Directors (the Plan). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These shares are unissued and vest at the date of grant. The shares are credited to each director's deferred fee account at the fair market value of the stock at the date of grant and are adjusted for changes in market value subsequent thereto. Upon retirement, termination or death of the director, or upon change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the director's discretion, for the fair market value of the shares on the conversion date as defined by the Plan. As of September 30, 2002, 22,100 shares (24,935 shares at September 30, 2001) are included in the Plan. The Company has accrued $321,555 at September 30, 2002 ($378,014 at September 30, 2001) in connection with the Plan ($23,095, $70,570 and $174,717 was charged to the results of operations for the years ended September 30, 2002, 2001 and 2000, respectively, and is included in general and administrative expense in the accompanying income statement).

                            Panhandle Royalty Company

8. INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

All oil and gas producing activities of the Company are conducted within the United States (principally Oklahoma and New Mexico) and represent substantially all of the business activities of the Company.

During 2002, 2001 and 2000 approximately 17%, 23% and 21%, respectively, of the Company's total revenues were derived from gas sales to ONEOK, Inc. The Company also has interests in a field of properties, the production on which accounted for approximately 12%, 15% and 15% of the Company's revenues in 2002, 2001 and 2000, respectively.

AGGREGATE CAPITALIZED COSTS

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion, and amortization as of September 30 is as follows:

                                                          2002             2001
                                                       ----------------------------

Producing properties                                   $ 58,697,095    $ 34,737,546
Nonproducing properties                                   9,754,336       6,384,332
                                                       ----------------------------
                                                         68,451,431      41,121,878
Accumulated depreciation, depletion and amortization    (27,583,242)    (21,813,974)
                                                       ----------------------------
Net capitalized costs                                  $ 40,868,189    $ 19,307,904
                                                       ============================

COSTS INCURRED

During the reporting period, the Company incurred the following costs in oil and gas producing activities:

                                             2002           2001            2000
                                          -----------------------------------------

Property acquisition costs (A)            $  219,306     $  194,645      $  528,691
Exploration costs                          1,080,951      3,839,009       1,776,773
Development costs                          5,637,430      5,447,423       1,765,401
                                          -----------------------------------------
                                          $6,937,687     $9,481,077      $4,070,865
                                          =========================================

(A) Excludes Wood Oil acquisition in 2002 as set forth in Note 2, the cost of which, net of cash acquired, was $15,229,466.

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

The Company's net proved (including certain undeveloped reserves described above) oil and gas reserves, all of which are located in the United States, as of September 30, 2002, 2001, and 2000, have been estimated by Campbell & Associates, Inc., an independent petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 2002, 2001, and 2000. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

                            Panhandle Royalty Company

9. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

Net quantities of proved, developed, and undeveloped oil and gas reserves are summarized as follows:

                                            PROVED RESERVES
                                        ------------------------
                                             OIL          GAS
                                          (MBARRELS)     (MMCF)
                                        ------------------------
September 30, 1999                           721        13,115

Revisions of previous estimates (1)          (81)          396
Purchases of reserves in place                 6           147
Extensions and discoveries                    81         3,186
Production                                   (67)       (2,455)
                                        ------------------------
September 30, 2000                           660        14,389

Revisions of previous estimates (1)          (47)       (2,178)
Extensions and discoveries                   132         7,685
Production                                   (69)       (2,208)
                                        ------------------------
September 30, 2001                           676        17,688

Revisions of previous estimates              (38)          745
Purchases of reserves in place               487         9,712
Extensions and discoveries                   123         5,061
Production                                  (133)       (3,897)
                                        ------------------------
September 30, 2002                         1,115        29,309
                                        ========================

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

                            Panhandle Royalty Company

9. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

                                PROVED DEVELOPED RESERVES       PROVED UNDEVELOPED RESERVES
                                -------------------------       ---------------------------
                                   OIL             GAS             OIL               GAS
                                (MBARRELS)        (MMCF)        (MBARRELS)          (MMCF)
                                -----------------------------------------------------------
September 30, 1999                 433            11,519            288             1,596
                                ===========================================================

September 30, 2000                 409            11,585            251             2,804
                                ===========================================================

September 30, 2001                 413            13,236            263             4,452
                                ===========================================================

September 30, 2002                 821            24,090            294             5,220
                                ===========================================================

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

                                              2002            2001            2000
                                          --------------------------------------------
Future cash inflows                       $123,668,010     $48,294,240     $78,668,350
Future production costs                     25,022,170       9,355,230      12,308,320
Future development costs                     3,991,185       2,999,402       1,273,629
                                          --------------------------------------------
Future net cash inflows before future       94,654,655      35,939,608      65,086,401
   income tax expenses

Future income tax expense                   25,831,291       9,381,868      18,332,743
                                          --------------------------------------------
Future net cash flows                       68,823,364      26,557,740      46,753,658

10% annual discount                         24,878,417       8,927,795      15,892,344
                                          --------------------------------------------
Standardized measure of discounted
   future net cash flows                  $ 43,944,947     $17,629,945     $30,861,314
                                          ============================================

                            Panhandle Royalty Company

9. SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

Changes in the standardized measure of discounted future net cash flows are as follows:

                                                           2002              2001              2000
                                                       ------------------------------------------------

Beginning of year                                      $ 17,629,945      $ 30,861,314      $ 20,071,898
Changes resulting from:
   Sales of oil and gas, net of production costs        (10,079,305)      (10,774,266)       (7,632,985)
   Net change in sales prices and production costs       15,794,503       (17,851,098)       11,642,854
   Net change in future development costs                  (665,685)       (1,154,469)          (60,124)
   Extensions and discoveries                            10,313,163        10,190,264         8,886,844
   Revisions of quantity estimates                          885,028        (2,981,154)         (221,761)
   Purchases of reserves-in-place                        19,370,609                 -           438,663
   Accretion of discount                                  2,412,266         4,295,702         2,770,591
   Net change in income taxes                           (10,933,161)        6,185,986        (4,807,558)
   Change in timing and other, net                         (782,416)       (1,142,334)         (227,108)
                                                       ------------------------------------------------
Net change                                               26,315,002       (13,231,369)       10,789,416
                                                       ------------------------------------------------
End of year                                            $ 43,944,947      $ 17,629,945      $ 30,861,314
                                                       ================================================


10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations.

                                                                FISCAL 2002
                                       ---------------------------------------------------------------
                                                               QUARTER ENDED
                                       ---------------------------------------------------------------
                                       DECEMBER 31        MARCH 31        JUNE 30       SEPTEMBER 30
                                       ---------------------------------------------------------------

Revenues                               $ 3,330,561      $ 2,745,824      $3,792,994     $ 3,722,018
Income (loss) before provision for
   income taxes                           (102,237)        (397,025)        623,684         (74,363)
Net income (loss) (A)                      (76,856)        (287,123)        453,684         253,354
Basic earnings (loss) per share        $      (.04)            (.14)     $      .22     $       .13
Diluted earnings (loss) per share      $      (.04)     $      (.14)     $      .22     $       .12

                            Panhandle Royalty Company

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                           FISCAL 2001
                                       -----------------------------------------------------------
                                                          QUARTER ENDED
                                       -----------------------------------------------------------
                                       DECEMBER 31     MARCH 31       JUNE 30       SEPTEMBER 30
                                       -----------------------------------------------------------

Revenues                               $3,474,221     $3,940,975     $2,918,603     $2,462,123
Income before provision for income
   taxes                                1,561,911      2,374,071      1,367,935        563,469
Net income (A)                          1,386,310      1,690,071      1,027,935        163,070
Basic earnings per share               $      .67     $      .82     $      .50     $      .08
Diluted earnings per share             $      .67     $      .82     $      .49     $      .08

(A) The quarters ended September 30, 2002 and 2001, reflect a change in estimate associated with the Company's income tax provision resulting from the determination of actual percentage depletion and tight sands gas credits available to reduce the Company's taxable income.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                     N O N E

                                    PART III

                In accordance with paragraph (3) of general Instruction G to Form 10-K, Part III, Items 10.-13. Of this Report are omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended September 30, 2002, a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14.        CONTROLS AND PROCEDURES

                Within the 90 days prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                         By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

                (4) Instruments defining the rights of security holders (Incorporated by reference to Certificate of Incorporation and By-Laws listed above)

                (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

                (21)     Subsidiaries of the Registrant

                (99.1)   Certification of Chief Executive Officer

                (99.2)   Certification of Chief Financial Officer



                REPORTS ON FORM 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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


                                        PANHANDLE ROYALTY COMPANY

                                        By:    /s/ H W Peace II
                                            ------------------------------
                                            H W Peace II, Chief
                                            Executive Officer,
                                            President, Director

                                        Date:   December 18, 2002
                                                -------------------

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Jerry L. Smith                          /s/ E. Chris Kauffman
---------------------------------           ----------------------------------
Jerry L. Smith, Chairman of Board           E. Chris Kauffman, Director

Date    December 18, 2002                   Date    December 18, 2002
     ----------------------------                 ----------------------------

  /s/ Robert A. Reece                         /s/ Michael A. Cawley
---------------------------------           ----------------------------------
Robert A. Reece, Director                   Michael A. Cawley, Director

Date    December 18, 2002                   Date    December 18, 2002
     ----------------------------                 ----------------------------

 /s/ H. Grant Swartzwelder                    /s/ Michael C. Coffman
---------------------------------           ----------------------------------
H. Grant Swartzwelder, Director             Michael C. Coffman, Vice President
                                            Treasurer and Secretary
Date    December 18, 2002                   (Principal Financial
     ----------------------------           and Accounting Officer)

                                            Date    December 18, 2002

                                  CERTIFICATION

I, HW Peace II, certify that:

                1. I have reviewed this annual report on Form 10-K;

                2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a). designed such disclosure controls and
                procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                                b). evaluated the effectiveness of the
                registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                                c). presented in this annual report our
                conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                                a). all significant deficiencies in the design
                or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                b). any fraud, whether or not material, that
                involves management or other employees who have a significant role in the registrant's internal controls; and

                6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                          Date:   December 18, 2002
                         /s/ HW Peace II
                         ---------------
                         HW Peace II
                         Chief Executive Officer

                                 CERTIFICATION

I, Michael C. Coffman, certify that:

                1. I have reviewed this annual report on Form 10-K;

                2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a). designed such disclosure controls and
                procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                                b). evaluated the effectiveness of the
                registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                                c). presented in this annual report our
                conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                                a). all significant deficiencies in the design
                or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                b). any fraud, whether or not material, that
                involves management or other employees who have a significant role in the registrant's internal controls; and

                6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                         Date:    December 18, 2002
                         /s/ Michael C. Coffman
                         ----------------------
                         Michael C. Coffman
                         Chief Financial Officer

                                    Part III


                               Index to Exhibits


            Exhibit No.                Description

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

                         By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

                (4) Instruments defining the rights of security holders (Incorporated by reference to Certificate of Incorporation and By-Laws listed above)

                (10) Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

                (21)     Subsidiaries of the Registrant

                (99.1)   Certification of Chief Executive Officer

                (99.2)   Certification of Chief Financial Officer