Form 10-Q
period 2002-12-31
PANHANDLE ROYALTY CO
filed 2003-02-13
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended     December 31, 2002
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

Outstanding shares of Class A Common stock (voting) at February 3, 2003:
2,082,190
---------

                                      INDEX

                                                                            PAGE
Part I.  Financial Information

         Item 1. Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -
                 December 31, 2002 and September 30, 2002..................    1

                 Condensed Consolidated Statements of Operations -
                 Three Months Ended December 31, 2002 and 2001.............    2

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended December 31, 2002 and 2001.............    3

                 Notes to Condensed Consolidated Financial Statements......    4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................    5

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk......................................................    7

         Item 4. Controls and Procedures...................................    8

Part II. Other Information ................................................    8

         Signatures........................................................    8

         Certifications.................................................... 9-10

                          PART I. FINANCIAL INFORMATION

                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at December 31, 2002 is unaudited)

                                                           December 31,   September 30,
       Assets                                                  2002           2002
                                                           ------------   ------------

Current assets:
   Cash and cash equivalents                               $    155,696   $    242,836
   Oil and gas sales receivable                               3,201,905      2,533,249
   Prepaid expenses                                              41,563          5,709
                                                           ------------   ------------
Total current assets                                          3,399,164      2,781,794

Properties and equipment, at cost, based on
   successful efforts accounting:
      Producing oil and gas properties                       60,894,261     58,697,095
      Non producing oil and gas properties                    9,821,964      9,754,336
      Other                                                     362,958        360,784
                                                           ------------   ------------
                                                             71,079,183     68,812,215
   Less accumulated depreciation,
      depletion and amortization                             29,365,464     27,860,713
                                                           ------------   ------------
Net properties and equipment                                 41,713,719     40,951,502

Investment in partnerships                                      827,500        856,607



Marketable securities and other assets                          247,157        247,157
                                                           ------------   ------------

Total Assets                                               $ 46,187,540   $ 44,837,060
                                                           ============   ============

       Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                        $  1,046,849   $    653,758
   Accrued liabilities:
      Deferred compensation                                     368,570        321,555
      Dividends                                                 145,753             --
      Interest                                                   60,042         66,567
      Other                                                     132,961        133,308
      Income taxes payable                                       44,811         10,063
   Current portion of long-term debt                          3,996,000      3,996,000
                                                           ------------   ------------
Total current liabilities                                     5,794,986      5,181,251


Long-term debt                                               13,925,000     14,024,000
Deferred income taxes                                         8,857,500      8,639,000
Other                                                           301,260         39,515

Stockholders' equity:
   Class A voting Common Stock, $.0333 par value;
      6,000,000, shares authorized, 2,079,100 issued
      and outstanding at December 31, 2002 and
      2,079,423 at September 30, 2002                            69,303         69,314
   Capital in excess of par value                               891,963        896,643
   Retained earnings                                         16,347,528     15,987,337
                                                           ------------   ------------
Total stockholders' equity                                   17,308,794     16,953,294
                                                           ------------   ------------
Total liabilities and stockholders' equity                 $ 46,187,540   $ 44,837,060
                                                           ============   ============

                                      (1)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended December 31,
                                                           2002            2001
                                                      -------------   ---------------
Revenues:
   Oil and gas sales                                   $  4,398,987   $  3,184,874
   Lease bonuses and rentals                                 16,844         19,899
   Interest and other                                        45,173         90,466
   Equity in income of partnerships                           2,744         35,322
                                                       ------------   ------------
                                                          4,463,748      3,330,561
Costs and expenses:
   Lease operating expenses and
      production taxes                                      938,583        839,417
   Exploration costs                                        215,174         60,928
   Depreciation, depletion,
      amortization and impairment                         1,581,389      1,643,277
   General and administrative                               710,145        641,658
   Interest expense                                         188,476        247,518
                                                       ------------   ------------
                                                          3,633,767      3,432,798
                                                       ------------   ------------
Income (loss) before provision for
   income taxes and cumulative effect of
   accounting change                                        829,981       (102,237)
Provision (benefit) for income taxes                        225,000        (25,381)
                                                       ------------   ------------

Income (loss) before cumulative effect of
   accounting change                                        604,981        (76,856)
Cumulative effect of accounting change,
   net of taxes of $28,500                                   46,500             --
                                                       ------------   ------------
Net Income (loss)                                      $    651,481   $    (76,856)
                                                       ============   ============
Basic earnings (loss) per common share (Note 3)
Income before cumulative effect of
   accounting change                                   $        .29   $       (.04)
Cumulative effect of accounting change                          .02             --
                                                       ------------   ------------
Net Income                                             $        .31   $       (.04)
                                                       ============   ============

Diluted earnings (loss) per common share (Note 3)
Income before cumulative effect of
   accounting change                                   $        .29   $       (.04)
Cumulative effect of accounting change                          .02             --
                                                       ------------   ------------
Net Income                                             $        .31   $       (.04)
                                                       ============   ============

Dividends declared per share of common stock           $        .07   $         .0
                                                       ============   ============

Dividends declared per share of common stock
   for and to be paid in the quarter ended
   March 31 (Note 5)                                   $        .07   $        .07
                                                       ============   ============


                                      (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   Three months ended December 31,
                                                                         2002            2001
                                                                   ---------------    ------------
Cash flows from operating activities:
    Net income                                                     $       651,481    $    (76,856)
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Cumulative effect of change in accounting principle                    (46,500)             --
    Depreciation, depletion, amortization and impairment                 1,581,389       1,643,277
    Exploration costs                                                      215,174          60,928
    Equity in income of partnerships                                        (2,744)        (35,322)
    Other non-current liabilities                                           11,745           1,679
    Provision (benefit) for deferred income taxes                          190,000         (30,000)

    Cash provided (used) by changes in assets and liabilities, excluding those acquired in Wood Oil acquisition:
           Oil and gas sales receivable                                   (673,656)        (89,679)
           Income taxes receivable                                              --         415,810
           Prepaid expenses and other assets                               (35,854)        223,196
           Income taxes payable                                             34,748              --
           Accounts payable and accrued liabilities                        433,234         (69,056)
                                                                   ---------------    ------------
    Total adjustments                                                    1,707,536       2,120,833
                                                                   ---------------    ------------

    Net cash provided by operating activities                            2,359,017       2,043,977

Cash flows from investing activities:
    Acquisition of Wood Oil, net of cash acquired                               --     (15,229,466)
    Purchase of and development of properties and equipment             (2,233,780)     (2,367,539)
    Distributions from partnerships                                         36,851          94,036
                                                                   ---------------    ------------

    Net cash used in investing activities                               (2,196,929)    (17,502,969)

Cash flows from financing activities:
    Borrowings under credit agreements                                     900,000      20,150,000
    Payments of loan principal                                            (999,000)     (4,383,000)
    Acquisition of common shares                                            (4,691)             --
    Payments of dividends                                                 (145,537)       (144,652)
                                                                   ---------------    ------------

    Net cash provided (used) by financing activities                      (249,228)     15,622,348
                                                                   ---------------    ------------

    Increase (decrease) in cash and cash equivalents                       (87,140)        163,356
    Cash and cash equivalents at beginning of period                       242,836          98,970
                                                                   ---------------    ------------
    Cash and cash equivalents at end of period                     $       155,696    $    262,326
                                                                   ===============    ============


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

NOTE 2: Income Taxes

         The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits are scheduled to be available through calendar year 2002. The Company's provision for income taxes is also reflective of excess percentage depletion, reducing the Company's effective tax rate from the federal statutory rate.

NOTE 3: Earnings (Loss) Per Share

         The following table sets forth the number of shares utilized in the computation of basic and diluted earnings (loss) per share, giving consideration to, certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan, to the extent dilutive:

                                         Three months ended December 31,
                                              2002             2001
                                         --------------   --------------

Denominator:
   For basic earnings per share
   Weighted average shares                    2,079,100      2,066,441
Effect of potential diluted shares:
   Directors deferred
   compensation shares                           22,702             --
                                           ------------   ------------

Denominator for diluted earnings
    per share - adjusted weighted
    average shares and potential
    shares                                    2,101,802      2,066,441
                                           ============   ============

NOTE 4: Long-term Debt

         The Company has a $5,000,000 line-of-credit with BancFirst in Oklahoma City, OK. This facility matures on January 31, 2005. At December 31, 2002, the Company had $2,250,000 outstanding under the BancFirst facility ($2,875,000 at February 5, 2003). In addition, on October 1, 2001, the Company utilized a $20,000,000 five year term loan from BancFirst to make the Wood Oil acquisition. Monthly payments on the term loan, which began in December 2001, are $333,000 plus, accrued interest. At December 31, 2002 the outstanding balance of the term loan was $15,671,000. The line-of-credit and term loan bear interest equal to the national prime rate minus 1/4% (4.0% at December 31, 2002).

NOTE 5: Dividends

         On December 18, 2002, the Company's Board of Directors approved payment of a $.07 per share dividend, to be paid on March 17, 2003, to shareholders of record on February 14, 2003.


                                       (4)

NOTE 6: Recently Issued Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on October 1, 2002. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. Prior to SFAS No. 143, the Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would offset the cost of dismantling the facilities and carrying out the necessary clean-up and reclamation activities. The adoption of SFAS No. 143 on October 1, 2002, resulted in a net increase to Property and Equipment and Retirement Obligations of approximately $325,000 and $250,000, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The impact of adopting SFAS No. 143 has been accounted for through a cumulative effect adjustment that amounted to $46,500, net of taxes ($.02 per share). The increase in expense resulting from the accretion of the asset retirement obligation and the depreciation of the additional capitalized well costs is expected to be substantially offset by the decrease in depreciation from the Company's consideration of the estimated salvage values in the calculation.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Forward-Looking Statements for 2003 and later periods are made in this document. Such statements represent estimates of management based on the Company's historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had negative working capital of $2,395,822, as compared to negative working capital of $2,399,457 at September 30, 2002. Negative working capital is a result of $3,996,000 being recorded as the current portion of the $20,000,000 term loan used to fund the acquisition of Wood Oil Company ("Wood Acquisition") on October 1, 2001. Monthly payments on the term loan of $333,000, plus, accrued interest began on December 1, 2001. Cash flow from operating activities increased 15% to $2,359,017 for the first three-months of fiscal 2003, as compared to the first three-months of fiscal 2002, primarily due to a significant increase in product sales prices.

         Capital expenditures for oil and gas activities for the 2003 three-month amounted to $2,233,780, as compared to $2,367,539 for the 2002 period exclusive of $15,229,466 used to acquire Wood Oil Company. Capital expenditures are anticipated to increase through fiscal 2003 as the increase in product prices should cause an increase in drilling activity as the year progresses. Management's capital expenditures budget is approximately $9,000,000 for fiscal 2003.

         The Company has historically funded its capital expenditures, overhead expenditures and dividend payments from operating cash flow. With the addition of the monthly payments required on the term loan, the Company has utilized (as of February 5, 2003), $2,875,000

                                       (5)
of the $5,000,000 line-of-credit to help fund these expenditures. Management expects to borrow additional funds under the line-of-credit during the remainder of fiscal 2003. The Company may seek to expand the line-of-credit, if needed. Also the Company has the potential availability of equity, which could be offered in a public or private placement, if additional capital were needed for capital expenditures, or for debt reduction, or a combination of uses.

      RESULTS OF OPERATIONS

      Revenues:

         Total revenues increased $1,133,187 or 34% for the 2003 quarter as compared to the 2002 quarter. Sales volumes for both oil and natural gas decreased due to normal production decline in the 2003 quarter but the substantial increase in average sales prices for both products produced the revenue increase. The table below outlines the Company's production and average sales prices for oil and natural gas for the three month periods of fiscal 2003 and 2002:

                                    BARRELS    AVERAGE      MCF      AVERAGE
                                     SOLD       PRICE      SOLD       PRICE
                                    -------    -------   ---------   -------
Three months ended 12/31/02          27,609    $ 27.76     951,535    $ 3.82
Three months ended 12/31/01          34,149    $ 18.68   1,048,648    $ 2.41

         As the table outlines the 49% increase in oil price and the 59% increase in gas price more than offset the 11% decline in equivalent production to 1,117,189 mcfe. These price increases resulted in a 38% increase in oil and gas revenue for the quarter.

      Lease Operating Expenses and Production Taxes  (LOE):

         LOE increased 12% or $99,166 in the 2003 quarter. Production taxes increased in the 2003 quarter as oil and gas sales revenues increased and production taxes are paid as a percentage of oil and gas sales revenue. In addition, well operating costs continue to increase as the Company adds operating costs from the substantial number of new wells drilled each year.

      Exploration Costs:

         These costs increased $154,246 in the 2003 period as there were several exploratory wells which completed drilling in 2003, thus increasing the chances of drilling an exploratory dry hole, which costs are charged to exploration costs in the period incurred. One well accounted for approximately $125,000 of the increase.

      Depreciation, Depletion, Amortization and Impairment (DD&A):

         DD&A decreased $61,888 or 4% in the 2003 period. This decrease was principally the result of decreased production volumes reducing the units of production DD&A calculations for the quarter.

      General and Administrative Costs(G&A):

         G&A expenses increased $68,487 or 11% in the 2003 period. The increase was due to increased professional service fees in the 2003 period for legal, reservoir engineering and audit services. In addition, a charge of $35,000 was incurred for the Non-Employee Directors Deferred Compensation Plan due to Panhandle's common share price increasing from September 30 to December 31, 2002.

      Interest Expense:

         Interest expense decreased in the 2003 quarter due to a lower level of debt and due to a decrease in the interest rate on the debt. The interest rate is 1/4% below prime rate and the prime rate decreased throughout fiscal 2002.

      Income Taxes:

         The 2003 period provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes tight gas sands production tax credits (available through calendar year
2002) and excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 27% and 25% for the 2002 and 2001 periods, respectively.


                                       (6)

      Overview:

         The Company recorded a first quarter 2003 net income of $651,481, or $.31 per share, as compared to a $76,856 net loss or $.04 per share, in the 2002 quarter. The improved 2003 quarter results were due to substantial increases in the sales price of both oil and natural gas and partially offset by modestly higher costs and expenses.


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

Oil and Gas Reserves

         Of these judgements and estimates, management considers the estimation of crude oil and natural gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company's calculation of depreciation and depletion, provision for abandonment and assessment of the need for asset impairments. The Company's consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. These estimates are generally updated only annually unless the Company experiences a significant production volume change on a significant holding. As required by the guidelines and definitions established by the Securities and Exchange Commission, these quarterly estimates are based on then current crude oil and natural gas pricing. As previously discussed, crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating managements overall operating decisions in the exploration and production segment.

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


                                       (7)

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

ITEM 4. CONTROLS and PROCEDURES

         Panhandle Royalty Company management, including, the Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls, subsequent to the date of the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) EXHIBITS - Exhibit 99.1 and 99.2 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PANHANDLE ROYALTY COMPANY


February 11, 2003                               /s/ H W Peace II
------------------------                        -----------------------------
Date                                            H W Peace II, President
                                                and Chief Executive Officer


February 11, 2003                               /s/ Michael C. Coffman
------------------------                        -----------------------------
Date                                            Michael C. Coffman,
                                                Vice President,
                                                Chief Financial Officer and
                                                Secretary and Treasurer




                                       (8)

                                  CERTIFICATION


I, H W Peace II, certify that:

                   1.   I have reviewed this quarterly report on Form 10-Q;

                   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                             a).  designed such disclosure controls and
                                  procedures to ensure that material
                                  information relating to the registrant,
                                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                             b).  evaluated the effectiveness of the
                                  registrant's disclosure controls and
                                  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                             c).  presented in this quarterly report our
                                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                             a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                             b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                   6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                        Date: February 11, 2003

                        /s/ H W Peace II
                        -----------------------
                        H W Peace II
                        Chief Executive Officer



                                 (9)

                             CERTIFICATION


I, Michael C. Coffman, certify that:

                   1.   I have reviewed this quarterly report on Form 10-Q;

                   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                             a).  designed such disclosure controls and
                                  procedures to ensure that material
                                  information relating to the registrant,
                                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                             b).  evaluated the effectiveness of the
                                  registrant's disclosure controls and
                                  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                             c).  presented in this quarterly report our
                                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                             a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                             b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                   6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                        Date: February 11, 2003

                        /s/ Michael C. Coffman
                        -----------------------
                        Michael C. Coffman
                        Chief Financial Officer


                                 (10)

                                 EXHIBIT INDEX

EXHIBIT
INDEX          DESCRIPTION
-------        -----------

99.1           Certification of Chief Executive Officer under Section 906 of the
               Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer under Section 906 of the
               Sarbanes-Oxley Act of 2002.