Form 10-Q
period 2003-03-31
PANHANDLE ROYALTY CO
filed 2003-05-14
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2003
                              --------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                    to
                                        ------------------     -----------------

       Commission File Number     0-9116
                              --------------------------------------------------

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

                                                        [x] Yes    [ ] No

Outstanding shares of Class A Common stock (voting) at May 6, 2003:   2,082,190
                                                                    ------------

                                      INDEX


                                                                                                               Page
Part  I. Financial Information

                Item 1.   Consolidated Financial Statements

                                   Condensed Consolidated Balance Sheets -
                                   March 31, 2003 and September 30, 2002 ......................................  1

                                   Condensed Consolidated Statements of Operations -
                                   Three months and six months ended March 31, 2003
                                   and 2002 ...................................................................  2

                                   Condensed Consolidated Statements of Cash Flows -
                                   Six months ended March 31, 2003 and 2002 ...................................  3

                                   Notes to Condensed Consolidated Financial Statements .......................  4

                Item 2.   Management's discussion and analysis of financial
                                   condition and results of operations ........................................  5

                Item 3.   Quantitative and qualitative disclosures about market risk ..........................  8

                Item 4.   Controls and Procedures .............................................................  8

Part II. Other Information ....................................................................................  9

                Item 4.   Submission of matters to a vote of security holders .................................  9

                Item 6.   Exhibits and reports on Form 8-K ....................................................  9

                Signatures ....................................................................................  9

                Certifications ................................................................................  10-11

                          PART I. FINANCIAL INFORMATION

                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 2003 is unaudited)


                                                                                  March 31,    September 30,
       Assets                                                                          2003             2002
                                                                               ------------    -------------
Current assets:
       Cash and cash equivalents                                               $    436,601     $    242,836
       Oil and gas sales receivable                                               5,269,311        2,533,249
       Prepaid expenses                                                              49,702            5,709
                                                                               ------------     ------------
Total current assets                                                              5,755,614        2,781,794

Properties and equipment, at cost, based on successful efforts accounting:
                Producing oil and gas properties                                 60,861,383       58,697,095
                Non producing oil and gas properties                              9,804,800        9,754,336
                Other                                                               371,824          360,784
                                                                               ------------     ------------
                                                                                 71,038,007       68,812,215
       Less accumulated depreciation,
                depletion and amortization                                       29,050,921       27,860,713
                                                                               ------------     ------------
Net properties and equipment                                                     41,987,086       40,951,502

Investment in partnerships                                                          841,786          856,607



Marketable securities and other assets                                              247,157          247,157
                                                                               ------------     ------------

Total Assets                                                                   $ 48,831,643     $ 44,837,060
                                                                               ============     ============
       Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                        $    835,864     $    653,758
       Accrued liabilities:
                Deferred compensation                                               349,040          321,555
                Interest                                                             13,489           66,567
                Other                                                               227,735          133,308
                Income taxes payable                                                197,439           10,063
       Current portion of long-term debt                                          2,000,004        3,996,000
                                                                               ------------     ------------
Total current liabilities                                                         3,623,571        5,181,251

Long-term debt                                                                   15,546,996       14,024,000
Deferred income taxes                                                             9,654,500        8,639,000
Other                                                                               333,664           39,515
Stockholders' equity:
       Class A voting Common Stock, $.0333 par value; 6,000,000,
                shares authorized, 2,082,190 issued and
                outstanding at March 31, 2003 and 2,079,423 at
                September 30, 2002                                                   69,406           69,314
       Capital in excess of par value                                               935,305          896,643
       Retained earnings                                                         18,668,201       15,987,337
                                                                               ------------     ------------
Total stockholders' equity                                                       19,672,912       16,953,294
                                                                               ------------     ------------
Total liabilities and stockholders' equity                                     $ 48,831,643     $ 44,837,060
                                                                               ============     ============


                                       (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)



                                                       Three Months Ended March 31,         Six Months Ended March 31,
                                                              2003             2002              2003             2002
                                                      ------------     ------------      ------------     ------------
Revenues:
       Oil and gas sales                              $  6,924,539     $  2,693,527      $ 11,323,526     $  5,878,401
       Lease bonuses and rentals                            19,584           (8,219)           36,428           11,680
       Interest and other                                    7,208           56,660            52,381          147,126
       Equity in income of partnerships                     29,608            3,856            32,352           39,178
                                                      ------------     ------------      ------------     ------------
                                                         6,980,939        2,745,824        11,444,687        6,076,385
Costs and expenses:
       Lease operating expenses and
          production taxes                               1,087,197          617,418         2,025,780        1,456,835
       Exploration costs                                   192,284           71,159           407,458          132,087
       Depreciation, depletion,
          amortization and impairment                    1,603,051        1,577,300         3,184,440        3,220,577
       General and administrative                          599,506          650,531         1,309,651        1,292,189
       Interest expense                                    175,227          226,441           363,703          473,959
                                                      ------------     ------------      ------------     ------------
                                                         3,657,265        3,142,849         7,291,032        6,575,647
                                                      ------------     ------------      ------------     ------------
Income (loss) before provision
       for income taxes and cumulative effect of
       accounting change                                 3,323,674         (397,025)        4,153,655         (499,262)
Provision (benefit) for income taxes                     1,003,000         (109,902)        1,228,000         (135,283)
                                                      ------------     ------------      ------------     ------------

Net income (loss) before cumulative effect of
       accounting change                                 2,320,674         (287,123)        2,925,655         (363,979)
Cumulative effect of
       accounting change, net of taxes of $28,500               --               --            46,500               --
                                                      ------------     ------------      ------------     ------------
Net Income (loss)                                     $  2,320,674     $   (287,123)     $  2,972,155     $   (363,979)
                                                      ============     ============      ============     ============
Basic earnings (loss) per common share (Note 3)
Net income (loss) before cumulative effect of
       accounting change                              $       1.12     $       (.14)     $       1.41     $       (.18)
Cumulative effect of
       accounting change                              $         --     $         --      $        .02     $         --
                                                      ------------     ------------      ------------     ------------
Net income (loss)                                     $       1.12     $       (.14)     $       1.43     $       (.18)
                                                      ============     ============      ============     ============

Diluted earnings (loss) per common share (Note 3)
Net income (loss) before cumulative effect of
       accounting change                              $       1.10     $       (.14)     $       1.39     $       (.18)
Cumulative effect of
       accounting change                              $         --     $         --      $        .02     $         --
                                                      ------------     ------------      ------------     ------------
Net income (loss)                                     $       1.10     $       (.14)     $       1.41     $       (.18)
                                                      ============     ============      ============     ============

Dividends declared
       per share of common stock                      $        .07     $        .07      $        .14     $        .14
                                                      ============     ============      ============     ============



                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                     Six months ended March 31,
                                                                                         2003              2002
                                                                                 ------------      ------------
Cash flows from operating activities:
       Net income (loss)                                                         $  2,972,155      $   (363,979)
       Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of change in accounting principle                            (46,500)               --
       Depreciation, depletion, amortization and impairment                         3,184,440         3,220,577
       Exploration costs                                                              407,458           132,087
       Equity in income of partnerships                                               (32,352)          (39,178)
       Other non-current liabilities                                                   44,150            18,876
       Provision (benefit) for deferred income taxes                                  987,000          (253,000)
       Loss on sale of assets                                                          17,294

       Cashprovided (used) by changes in assets and liabilities, excluding those acquired in Wood Oil acquisition:
                Oil and gas sales receivables                                      (2,741,062)          711,149
                Income taxes receivable                                                    --           415,810
                Prepaid expenses and other assets                                     (43,993)          218,403
                Income taxes payable                                                  187,376            63,000
                Accounts payable and accrued liabilities                              250,940          (631,209)
                                                                                 ------------      ------------

       Total adjustments                                                            2,034,751         3,856,515
                                                                                 ------------      ------------
       Net cash provided by operating activities                                    5,186,906         3,492,536

Cash flows from investing activities:
       Acquisition of Wood Oil, net of cash acquired                                       --       (15,229,466)
       Purchase of and development of
           properties and equipment                                                (4,371,155)       (3,865,944)
       Proceeds from sale of assets                                                     6,378                --
       Distributions from partnerships                                                 97,172            88,106
                                                                                 ------------      ------------
       Net cash used in investing activities                                       (4,267,605)      (19,007,304)

Cash flows from financing activities:
       Borrowings under credit agreements                                           1,525,000        21,700,000
       Payments of loan principal                                                  (1,998,000)       (5,382,000)
       Acquisition of common shares                                                    (4,691)               --
       Issuance of common shares                                                       43,445                --
       Payments of dividends                                                         (291,290)         (289,303)
                                                                                 ------------      ------------

       Net cash provided (used) by financing activities                              (725,536)       16,028,697
                                                                                 ------------      ------------


       Increase in cash and cash equivalents                                          193,765           513,929
       Cash and cash equivalents at beginning of period                               242,836            98,970
                                                                                 ------------      ------------
       Cash and cash equivalents at end of period                                $    436,601      $    612,899
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

NOTE 2: Income Taxes

       The Company utilizes tight gas sands production tax credits to reduce its federal income tax liability, if any. These credits were available through calendar year 2002. The Company's provision for income taxes is also reflective of excess percentage depletion, reducing the Company's effective tax rate from the federal statutory rate.

NOTE 3: Earnings (Loss) Per Share

       The following table sets forth the number of shares utilized in the computation of basic and diluted earnings (loss) per share, giving consideration to, certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan, to the extent dilutive:


                                         Three months ended March 31,      Six months ended  March 31,
                                                2003             2002             2003             2002
                                        ------------     ------------     ------------     ------------
Denominator:
  For basic earnings per share
  Weighted average shares                  2,081,950        2,066,441        2,080,512        2,066,441
Effect of potential diluted shares:
  Directors deferred
  compensation shares                         21,207               --           20,031               --
                                        ------------     ------------     ------------     ------------
Denominator for diluted earnings
   per share - adjusted weighted
   average shares and potential
   shares                                  2,103,157        2,066,441        2,100,543        2,066,441
                                        ============     ============     ============     ============

NOTE 4: Long-term Debt

       On March 25, 2003, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement now consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on April 1, 2005. Monthly payments on the term loan are $166,667, plus accrued interest, beginning on May 1, 2003. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (3.5% at March 31, 2003) or Libor (for one, three or six month periods), plus 1.80%. The Company, at March 31, 2003, elected a six month Libor rate (aggregate of 3.08%). At March 31, 2003, the Company had $7,547,000 outstanding under the revolving loan ($7,047,000 at May 5, 2003).

                                       (4)

NOTE 5: Asset Retirement Obligation

       In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on October 1, 2002. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. Prior to SFAS No. 143, the Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would offset the cost of dismantling the facilities and carrying out the necessary clean-up and reclamation activities. The adoption of SFAS No. 143 on October 1, 2002, resulted in a net increase to Property and Equipment and Retirement Obligations of approximately $325,000 and $250,000, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The increase in expense resulting from the accretion of the asset retirement obligation and the depreciation of the additional capitalized well costs is expected to be substantially offset by the decrease in depreciation from the Company's consideration of the estimated salvage values in the calculation. The proforma impact of SFAS No. 143 on the 2002 period was not material.

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

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, the Company had positive working capital of $2,132,043, as compared to negative working capital of $2,399,457 at September 30, 2002. The increase in working capital from September 30, 2002 to March 31, 2003, is the result of increased oil and gas sales revenues during fiscal 2003, which is discussed in Results of Operations below, and the reduction in the current portion of long-term debt by $2,000,000. This reduction is the result of the restructuring of the Company's bank debt. The fixed monthly principal payment on the bank debt was reduced from $333,000 to $166,667. For a further discussion of the Company's bank debt see Note 4: Long Term Debt to the Financial Statements contained here-in. Cash flow from operating activities increased 49% to $5,186,906 for the first six-months of fiscal 2003, as compared to the first six-months of fiscal 2002, primarily due to a significant increase in product sales prices.

      Capital expenditures for oil and gas activities for the 2003 six-month period amounted to $4,371,155, as compared to $3,865,944 for the 2002 period, exclusive of $15,229,466 used to acquire Wood Oil Company. Capital expenditures are anticipated to increase through fiscal 2003 as the increase in product prices should cause an increase in drilling activity as the year progresses. Management's current expectation for capital expenditures in 2003 is approximately $8,000,000.

      The Company has historically funded its capital expenditures, overhead expenditures and dividend payments from operating cash flow. With the addition of the monthly payments required on the term loan, the Company has utilized (as of May 5, 2003), $7,047,000 of the $15,000,000 revolving loan to help fund these expenditures. Management currently does not expect to borrow additional funds under the revolving loan during the remainder of fiscal 2003. The Company has the potential availability of equity, which could be offered in a public or private placement, if additional capital were needed, above the amount available from bank debt, for capital expenditures, or for debt reduction, or a combination of uses.


                                      (5)

RESULTS OF OPERATIONS

    THREE MONTHS COMPARED TO THREE MONTHS

        Revenues:

            Total revenues increased $4,235,115 or 154% for the 2003 quarter as compared to the 2002 quarter. Sales volumes for oil decreased due to normal production decline in the 2003 quarter, and sales volumes for natural gas increased 4% as a result of new wells coming online. However, the substantial increase in average sales prices for both products produced the substantial revenue increase. The table below outlines the Company's production and average sales prices for oil and natural gas for the three month periods of fiscal 2003 and 2002:


                                               BARRELS          AVERAGE           MCF             AVERAGE
                                                 SOLD            PRICE            SOLD              PRICE
                                             ------------     ------------     ------------     ------------

Three months ended 3/31/03                         29,613     $      32.21        1,005,376     $       5.94
Three months ended 3/31/02                         34,092     $      19.48          967,146     $       2.09

            As the table outlines the 65% increase in oil price and the 184% increase in gas price and the slight increase in equivalent production to 1,183,054 mcfe resulted in a 157% increase in oil and gas revenue for the quarter.

       Lease Operating Expenses and Production Taxes (LOE):

            LOE increased 76% or $469,779 in the 2003 quarter. Production taxes increased $293,804 in the 2003 quarter as oil and gas sales revenues increased and production taxes are paid as a percentage of oil and gas sales revenue. In addition, well operating costs continue to increase ($175,975 for the quarter) as the Company adds operating costs from the substantial number of new wells drilled each year.

       Exploration Costs:

            These costs increased $121,125 in the 2003 period as there were several exploratory wells which completed drilling in 2003, thus increasing the chances of drilling an exploratory dry hole, which costs are charged to exploration costs in the period incurred. Three wells accounted for the increase.

       Depreciation, Depletion, Amortization and Impairment (DD&A):

            DD&A increased $25,751 or 2% in the 2003 period. This minor increase was principally the result of the slightly increased production volume of natural gas in the quarter.

       General and Administrative Costs (G&A):

            G&A expenses decreased $51,025 or 8% in the 2003 period. The decrease was due to increased personnel related costs in the 2003 period, offset by a reduction in the expense related to the Directors Deferred Compensation Plan as a result of Panhandle's common share price decreasing from December 31, 2002 to March 31, 2003. In addition, the 2002 period included G&A costs for Wood prior to the Tulsa office being closed.

       Interest Expense:

            Interest expense decreased in the 2003 quarter due to a lower level of debt and due to a decrease in the interest rate on the debt. The interest rate is tied to the prime rate which decreased throughout fiscal 2002.

       Income Taxes:

            The 2003 period provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes tight gas sands production tax credits (available through calendar year
2002) and excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 30% for the 2003 period and a benefit of 28% for the 2002 period.

SIX MONTHS COMPARED TO SIX MONTHS

       Revenues:

            Total revenues increased $5,368,302 or 88% for the 2003 six months as compared to the 2002 six months. Sales volumes for both oil and natural gas decreased due to normal production decline in the 2003 six months but the substantial increase in sales prices for both products produced the revenue increase. The table below outlines the Company's production and average sales prices for oil and natural gas for the six month periods of fiscal 2003 and 2002:


                                               BARRELS         AVERAGE             MCF            AVERAGE
                                                SOLD            PRICE              SOLD            PRICE
                                             ------------     ------------     ------------     ------------

Six months ended 3/31/03                           57,222     $      30.06        1,956,911     $       4.91
Six months ended 3/31/02                           66,440     $      19.73        2,015,794     $       2.26



                                       (6)

            As the table outlines the 52% increase in oil price and the 117% increase in gas price more than offset the 5% decline in equivalent production to 2,300,243 mcfe. These price increases resulted in a 93% increase in oil and gas revenue for the 2003 six months to $11,323,526.

        Lease Operating Expenses and Production Taxes (LOE):

            LOE increased 39% or $568,945 in the 2003 six months. Production taxes increased $322,430 in the 2003 six months as oil and gas sales revenues increased and production taxes are paid as a percentage of oil and gas sales revenue. In addition, well operating costs continue to increase ($246,515 for the six months) as the Company adds operating costs from the substantial number of new wells drilled each year.

        Exploration Costs:

            These costs increased $275,371 in the 2003 period as there were several exploratory wells which completed drilling in 2003, thus increasing the chances of drilling an exploratory dry hole, which costs are charged to exploration costs in the period incurred. Three wells accounted for approximately $250,000 of the increase.

        Depreciation, Depletion, Amortization and Impairment (DD&A):

            DD&A decreased $36,137 in the 2003 period. This minor decrease was principally the result of the decreased production volumes reducing the units of production DD&A calculations for the 2003 six months.

        General and Administrative Costs (G&A):

            G&A expenses increased $17,462 in the 2003 period. The minor increase was due to increased legal and personnel related costs in the 2003 period, partially offset by reduced expenses for the Non-Employee Directors Deferred Compensation Plan due to Panhandles common share price decreasing from September 30, 2002 to March 31, 2003. Professional service fees were also lower in the 2003 period.

        Interest Expense:

            Interest expense decreased in the 2003 six month period due to a lower level of debt and due to a decrease in the interest rate on the debt. The interest rate is tied to the prime rate which decreased throughout fiscal 2002.

        Income Taxes:

            The 2003 period provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes tight gas sands production tax credits (available through calendar year
2002) and excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 30% for the 2003 period and a benefit of 27% for the 2002 period.

Overview:

            The Company recorded a second quarter 2003 net income of $2,500,674, or $1.19 per share, as compared to a $287,123 net loss, or $.14 per share, in the 2002 quarter and a 2003 six month net income of $3,152,155, or $1.50 per share, as compared to a $363,979 net loss, or $.18 per share, in the 2002 six months. The improved 2003 results were due to substantial increases in the sales price of both oil and natural gas and relatively stable costs and expenses.

        CRITICAL ACCOUNTING POLICIES

            Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by the Company generally do not change the Company's reported cash flows or liquidity. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to the Company.

            The more significant reporting areas impacted by management's judgments and estimates are crude oil and natural gas reserve estimation, impairment of assets and tax accruals. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

Oil and Gas Reserves

            Of these judgments and estimates, management considers the estimation of crude oil and natural gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company's calculation of depreciation and depletion, provision for abandonment and assessment of the need for asset impairments. The Company's consulting engineer with assistance

                                       (7)
from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating managements overall operating decisions in the exploration and production segment.

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

Impairment of Assets

        All long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Any assets held for sale are reviewed for impairment when the Company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded.

Tax Accruals

        The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of the Company's percentage depletion deduction. Although the Company's management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus 3/4% or Libor for one, three or six month periods, plus 1.8%. A one percent change in the prime interest rate would result in approximately a $70,000 change in annual interest expense. The Company has a $10,000,000 term loan which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.

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

                                       (8)

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)         The annual meeting of shareholders was held on February
                        28, 2003.

            (b) Two directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follows:

                                                       SHAREHOLDERS
                                                   ---------------------
                                                     For        Withheld
                                                   ---------    --------
            Directors

               E. Chris Kauffman                   1,471,525    11,294
               H. Grant Swartzwelder               1,471,357    11,462

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

            (a)         EXHIBITS - Exhibit 99.1 and 99.2 - Certification under
                        Section 906 of the Sarbanes-Oxley Act of 2002

            (b) Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PANHANDLE ROYALTY COMPANY

May 13, 2003                                     /s/ H W Peace II
------------------                               -------------------------------
Date                                             H W Peace II, President
                                                 and Chief Executive Officer

May 13, 2003                                     /s/ Michael C. Coffman
------------------                               -------------------------------
Date                                             Michael C. Coffman
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Secretary and Treasurer


                                      (9)

                                  CERTIFICATION

I, HW Peace II, certify that:

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

                   Date:    May 13, 2003
                   /s/ HW Peace II
                   ---------------------------------
                   HW Peace II
                   Chief Financial Officer


                                      (10)

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

                   Date:    May 13, 2003
                   /s/ Michael C. Coffman
                   ---------------------------------
                   Michael C. Coffman
                   Chief Financial Officer


                                      (11)