Form 10-Q
period 2003-06-30
PANHANDLE ROYALTY CO
filed 2003-08-13
CIK 315131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended             June 30, 2003
                             ---------------------------------------------------

(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from                   to
                                       -------------------  -------------------

Commission File Number    0-9116
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


Outstanding shares of Class A Common stock (voting) at August 6, 2003: 2,082,190

                                      INDEX

Part  I. Financial Information

         Item 1.   Consolidated Financial Statements                                         Page

                            Condensed Consolidated Balance Sheets -
                            June 30, 2003 and September 30, 2002.........................      1

                            Condensed Consolidated Statements of Operations -
                            Three months and nine months ended June 30, 2003
                            and 2002.....................................................      2

                            Condensed Consolidated Statements of Cash Flows -
                            Nine months ended June 30, 2003 and 2002.....................      3

                            Notes to Condensed Consolidated Financial Statements.........    4-5

         Item 2.   Management's discussion and analysis of financial
                            condition and results of operations..........................    5-8

         Item 3.   Quantitative and qualitative disclosures about market risk............      8

         Item 4.   Controls and Procedures...............................................      8

Part II. Other Information ..............................................................      9

         Item 6.   Exhibits and reports on Form 8-K......................................      9

         Signatures......................................................................      9

                          PART I. FINANCIAL INFORMATION

                            PANHANDLE ROYALTY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Information at June 30, 2003 is unaudited)


                                                                                             June 30,            September 30,
       Assets                                                                                  2003                   2002
                                                                                           ------------          -------------

Current assets:
       Cash and cash equivalents                                                           $    898,292          $    242,836
       Oil and gas sales receivable                                                           4,604,181             2,533,249
       Prepaid expenses                                                                          49,169                 5,709
                                                                                           ------------          ------------
Total current assets                                                                          5,551,642             2,781,794
Properties and equipment, at cost, based on successful efforts accounting:
                Producing oil and gas properties                                             63,826,445            58,697,095
                Non producing oil and gas properties                                          9,660,187             9,754,336
                Other                                                                           393,341               360,784
                                                                                           ------------          ------------
                                                                                             73,879,973            68,812,215
       Less accumulated depreciation,
                depletion and amortization                                                   30,288,625            27,860,713
                                                                                           ------------          ------------
Net properties and equipment                                                                 43,591,348            40,951,502

Investment in partnerships                                                                      811,072               856,607


Marketable securities and other assets                                                          247,157               247,157
                                                                                           ------------          ------------

Total Assets                                                                               $ 50,201,219          $ 44,837,060
                                                                                           ============          ============

       Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                                    $    966,619          $    653,758
       Accrued liabilities:
                Deferred director compensation                                                  504,203               321,555
                Interest                                                                         95,758                66,567
                Other                                                                           250,435               133,308
                Income taxes payable                                                            196,918                10,063
       Current portion of long-term debt                                                      2,000,004             3,996,000
                                                                                           ------------          ------------
Total current liabilities                                                                     4,013,937             5,181,251

Long-term debt                                                                               14,666,662            14,024,000
Deferred income taxes                                                                        10,110,500             8,639,000
Asset retirement obligations and other                                                          344,378                39,515
Stockholders' equity:
       Class A voting Common Stock, $.0333 par value; 6,000,000, shares authorized, 2,082,190 issued and outstanding at June 30, 2003
                and 2,079,423 at September 30, 2002                                              69,406                69,314
       Capital in excess of par value                                                           935,305               896,643
       Retained earnings                                                                     20,061,031            15,987,337
                                                                                           ------------          ------------
Total stockholders' equity                                                                   21,065,742            16,953,294
                                                                                           ------------          ------------
Total liabilities and stockholders' equity                                                 $ 50,201,219          $ 44,837,060
                                                                                           ============          ============



                                       (1)

                            PANHANDLE ROYALTY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                            Three Months Ended June 30,             Nine Months Ended June 30,
                                                                2003            2002                  2003             2002
                                                            ------------    ------------          ------------     ------------
Revenues:
       Oil and gas sales                                    $  5,539,482    $  3,548,007          $ 16,863,008     $  9,426,408
       Lease bonuses and rentals                                  14,995          17,177                51,423           28,857
       Interest and other                                         57,785         210,456               110,166          357,582
       Equity in income of partnerships                           49,877          17,354                82,229            56,53
                                                            ------------    ------------          ------------     ------------
                                                               5,662,139       3,792,994            17,106,826        9,869,379
Costs and expenses:
       Lease operating expenses and
          production taxes                                     1,004,449         734,689             3,030,229        2,191,524
       Exploration costs                                          10,516         116,014               417,974          248,101
       Depreciation, depletion,
          amortization and impairment                          1,534,634       1,648,872             4,719,074        4,869,449
       General and administrative                                747,936         454,903             2,057,587        1,747,092
       Interest expense                                          171,021         214,832               534,724          688,791
                                                            ------------    ------------          ------------     ------------
                                                               3,468,556       3,169,310            10,759,588        9,744,957
                                                            ------------    ------------          ------------     ------------
Income before provision
          for income taxes and cumulative effect of
          accounting change                                    2,193,583         623,684             6,347,238          124,422
Provision for income taxes                                       655,000         170,000             1,883,000           34,717
                                                            ------------    ------------          ------------     ------------
Income before cumulative effect of
         accounting change                                     1,538,583         453,684             4,464,238           89,705
Cumulative effect of
         accounting change, net of taxes of $28,500                   --              --                46,500               --
                                                            ------------    ------------          ------------     ------------
Net Income                                                  $  1,538,583    $    453,684          $  4,510,738     $     89,705
                                                            ============    ============          ============     ============
Basic earnings per common share (Note 3)
Income before cumulative effect of
         accounting change                                  $        .74    $        .22          $       2.15     $        .04
Cumulative effect of
         accounting change                                  $         --    $         --          $        .02     $         --
                                                            ------------    ------------          ------------     ------------
Net income                                                  $        .74    $        .22          $       2.17     $        .04
                                                            ============    ============          ============     ============

Diluted earnings per common share (Note 3)
Income before cumulative effect of
          accounting change                                 $        .73    $        .21          $       2.12     $        .04
Cumulative effect of
          accounting change                                 $         --    $         --          $        .02     $         --
                                                            ------------    ------------          ------------     ------------
Net income                                                  $        .73    $        .21          $       2.14     $        .04
                                                            ============    ============          ============     ============
Dividends declared
       per share of common stock                            $        .07    $        .07          $        .21     $        .21
                                                            ============    ============          ============     ============



                                       (2)

                            PANHANDLE ROYALTY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             Nine months ended June 30,
                                                                                             2003                     2002
                                                                                         -------------           -------------

Operating activities:
       Net income                                                                        $   4,510,739           $      89,705
       Adjustments to reconcile net income to net cash provided by operating activities:
                Cumulative effect of change in accounting principle                            (46,500)                     --
                Depreciation, depletion, amortization and impairment                         4,719,074               4,869,449
                Exploration costs                                                              417,974                 248,101
                Equity in earnings of partnerships                                             (82,229)                (56,532)
                Other non-current liabilities                                                   54,863                  20,157
                Provision (benefit) for deferred income taxes                                1,443,000                (128,000)
                Gain on sale of assets                                                          (4,001)               (178,987)

       Cash provided (used) by changes in assets and liabilities, excluding those acquired in Wood Oil acquisition:
                Oil and gas sales receivable                                                (2,075,932)                169,999
                Income taxes receivable                                                             --                 415,810
                Prepaid expenses                                                               (43,460)                229,047
                Income taxes payable                                                           186,855                  63,298
                Accounts payable and accrued liabilities                                       641,828                (639,604)
                                                                                         -------------           -------------
       Total adjustments                                                                     5,211,472               5,012,738
                                                                                         -------------           -------------
       Net cash provided by operating activities                                             9,722,211               5,102,443

Investing activities:
       Acquisition of Wood Oil, net of cash acquired                                                --             (15,229,466)
       Purchase of and development of
           properties and equipment, including dry hole costs                               (7,523,226)             (5,185,908)
       Proceeds from sale of assets                                                             30,331               1,371,273
       Distributions from partnerships                                                         177,763                 125,823
                                                                                         -------------           -------------
       Net cash used in investing activities                                                (7,315,132)            (18,918,278)

Financing activities:
       Borrowings under credit agreements                                                    1,525,000              21,700,000
       Payments of loan principal                                                           (2,878,334)             (7,181,000)
       Acquisition of common shares                                                             (4,691)                 (1,715)
       Issuance of common shares                                                                43,445                      --
       Payments of dividends                                                                  (437,043)               (434,002)
                                                                                         -------------           -------------
       Net cash provided (used) by financing activities                                     (1,751,623)             14,083,283
                                                                                         -------------           -------------
       Increase in cash and cash equivalents                                                   655,456                 267,448
       Cash and cash equivalents at beginning of period                                        242,836                  98,970
                                                                                         -------------           -------------
       Cash and cash equivalents at end of period                                        $     898,292           $     366,418
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

NOTE 3: Earnings (Loss) Per Share

         The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share, giving consideration to, certain shares that may be issued under the Non-Employee Director's Deferred Compensation Plan, to the extent dilutive:

                                                           Three months ended June 30,              Nine months ended June 30,
                                                             2003                2002                2003                2002
                                                          ----------          ----------          ----------          ----------
       Denominator:
          For basic earnings per share
          Weighted average shares                          2,082,190           2,066,402           2,081,071           2,066,428
       Effect of potential diluted shares:
          Directors deferred
          compensation shares                                 22,409              26,691              21,207              25,915
                                                          ----------          ----------          ----------          ----------
       Denominator for diluted earnings
           per share - adjusted weighted
           average shares and potential
           shares                                          2,104,599           2,093,093           2,102,278           2,092,343
                                                          ==========          ==========          ==========          ==========

NOTE 4: Long-term Debt

         On March 25, 2003, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on April 1, 2005. Monthly payments on the term loan are $166,667, plus accrued interest, beginning on May 1, 2003. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (3.25% at June 30, 2003) or Libor (for one, three or six month periods), plus 1.80%. The Company, at March 31, 2003, elected a six month Libor rate (aggregate of 3.08%). At June 30, 2003, the Company had $9,666,667 outstanding under the term loan and $7,000,000 outstanding under the revolving loan.



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

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had positive working capital of $1,537,705, as compared to negative working capital of $2,399,457 at September 30, 2002. The increase in working capital from September 30, 2002 to June 30, 2003, is the result of increased oil and gas sales revenues during fiscal 2003, which is discussed in Results of Operations below, and the reduction in the current portion of long-term debt by $2,000,000. This reduction in the current portion of long-term debt is the result of the restructuring of the Company's bank debt. The fixed monthly principal payment on the bank debt was reduced from $333,000 to $166,667. For a further discussion of the Company's bank debt see
Note 4: Long Term Debt of Notes to the Condensed Consolidated Financial Statements contained here-in. Cash flow from operating activities increased 90% to $9,722,211 for the first nine-months of fiscal 2003, as compared to the first nine-months of fiscal 2002, primarily due to a significant increase in product sales prices.

         Capital expenditures for oil and gas activities for the 2003 nine-month period amounted to $7,523,226, as compared to $5,185,908 for the 2002 period, exclusive of $15,229,466 used to acquire Wood Oil Company. Management's current expectation for capital expenditures in 2003 is approximately $9,000,000.

         The Company has historically funded its capital expenditures, overhead expenditures and dividend payments from operating cash flow. Due to the increased capital expenditure level in fiscal 2003, the Company has utilized (as of August 6, 2003), $7,000,000 of the $15,000,000 revolving loan to help fund these expenditures. As a result of the increased cash flow from the higher prices being received for natural gas in fiscal 2003, management currently does not expect to borrow additional funds under the revolving loan during the remainder of fiscal 2003. The Company has the potential availability of equity, which could be offered in a public or private placement, if additional capital were needed, above the amount available from bank debt, for capital expenditures, or for debt reduction, or a combination of uses.



                                       (5)

RESULTS OF OPERATIONS

   THREE MONTHS COMPARED TO THREE MONTHS

    Revenues:

         Total revenues increased $1,869,145 or 49% for the 2003 quarter as compared to the 2002 quarter. Sales volumes for oil decreased due to normal production decline in the 2003 quarter, and sales volumes for natural gas increased 16% as a result of new wells coming on line. However, the increase in average sales prices for both products produced the majority of the revenue increase. The table below outlines the Company's production and average sales prices for oil and natural gas for the three month periods of fiscal 2003 and 2002:

                                                  BARRELS            AVERAGE              MCF              AVERAGE
                                                   SOLD               PRICE              SOLD               PRICE
                                                 ---------          ---------          ---------          ---------
         Three months ended 6/30/03                 27,864          $   27.79            999,246          $    4.77
         Three months ended 6/30/02                 30,238          $   25.54            864,108          $    3.20

         The table outlines a 9% increase in oil price and a 49% increase in gas price and an increase in equivalent production to 1,166,430 mcfe, resulting in a 56% increase in oil and gas sales revenue for the quarter.

    Lease Operating Expenses and Production Taxes (LOE):

        LOE increased 37% or $269,760 in the 2003 quarter. A majority of this increase was the result of a $179,549 increase in production taxes in the 2003 quarter as oil and gas sales revenues increased and production taxes are paid as a percentage of oil and gas sales revenue. In addition, lease operating costs continue to increase ($90,211 for the quarter) as the Company adds operating costs from the substantial number of new wells drilled each year.

    Exploration Costs:

         These costs decreased $105,498 in the 2003 period as there were fewer high cost exploratory wells which completed drilling in the 2003 period, resulting in lesser costs being charged to exploration costs in the period incurred.

     Depreciation, Depletion, Amortization and Impairment (DD&A):

         DD&A decreased $114,238 or 7% in the 2003 period. This decrease was principally the result of impairment charges declining by approximately $128,000 in the 2003 period somewhat offset by the increase in gas sales volume.

     General and Administrative Costs (G&A):

         G&A expenses increased $293,033 or 64% in the 2003 period. The majority of the increase in the 2003 period, was due to higher personnel related costs in the 2003 period, an increase of $171,000 in the expense related to the Directors Deferred Compensation Plan as a result of Panhandle's common share price increasing from March 31, 2003 to June 30, 2003; professional service fees, and costs for additional directors and officers liability insurance.

     Interest Expense:

         Interest expense decreased in the 2003 quarter due to a lower level of debt and due to a decrease in the interest rate on the debt. The interest rate is tied to the prime rate or Libor which has decreased throughout fiscal 2002 and 2003.

     Income Taxes:

         The 2003 period provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes tight gas sands production tax credits (available through calendar year
2002) and excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 30% for the 2003 period and 27% for the 2002 period.

NINE MONTHS COMPARED TO NINE MONTHS

     Revenues:

         Total revenues increased $7,237,447 or 73% for the 2003 nine months as compared to the 2002 nine months. Sales volumes for oil decreased 12% due to normal production decline in the 2003 nine months while the sales volume for natural gas increased 3% as a result of recently completed wells coming on line. However, the substantial increases in sales prices for both products produced the 2003 period revenue increase. The table below outlines the Company's production and average sales prices for oil and natural gas for the nine month periods of fiscal 2003 and 2002:

                                          BARRELS              AVERAGE                MCF                AVERAGE
                                           SOLD                 PRICE                SOLD                  PRICE
                                        -----------          -----------          -----------          -----------
Nine months ended 6/30/03                    85,086          $     29.32            2,956,157          $      4.86
Nine months ended 6/30/02                    96,679          $     21.55            2,879,901          $      2.55

        As the table outlines, the 36% increase in oil price and the 91% increase in gas price resulted in a 79% increase in oil and gas revenue for the 2003 nine months to $17,106,826. Mcfe production was basically flat in the two periods.



                                       (6)

     Lease Operating Expenses and Production Taxes (LOE):

         LOE increased 38% or $838,705 in the 2003 nine months. A majority of this increase was the result of a $501,980 increase in production taxes in the 2003 nine months as oil and gas sales revenues increased and production taxes are paid as a percentage of oil and gas sales revenue. In addition, well operating costs continue to increase ($336,725 for the nine months) as the Company adds operating costs from the substantial number of new wells drilled each year.

       Exploration Costs:

         These costs increased $169,873 in the 2003 period as there were several exploratory wells which completed drilling in 2003, thus increasing the chances of drilling an exploratory dry hole. These costs are charged to exploration costs in the period they are determined to be unsuccessful. Three wells accounted for substantially all of the expense.

     Depreciation, Depletion, Amortization and Impairment (DD&A):

         DD&A decreased $150,375 in the 2003 period. This decrease was the result of impairment charges declining by approximately $67,000 in the 2003 period and lower production volumes on the Wood Oil properties. These properties have proportionately higher depreciable values due to the purchase price accounting used for the Wood acquisition. Thus, volume reductions on these wells reduced DD&A per mcfe more than the small volume increases on newly completed Panhandle wells increased DD&A per mcfe.

     General and Administrative Costs (G&A):

         G&A expenses increased $310,495 in the 2003 period. The majority of the increase in the 2003 period was due to higher personnel related costs in the 2003 period, an increase of $138,000 in the expense related to the Directors Deferred Compensation Plan as a result of Panhandle's common share price increasing from September 30, 2002 to June 30, 2003; professional service fees, and costs for additional directors and officers liability insurance.

     Interest Expense:

         Interest expense decreased in the 2003 nine month period due to a lower level of debt and due to a decrease in the interest rate on the debt. The interest rate is tied to the prime rate or Libor which has decreased throughout fiscal 2002 and 2003.

     Income Taxes:

         The 2003 period provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes tight gas sands production tax credits (available through calendar year
2002) and excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 30% for the 2003 period and 28% for the 2002 period.

     Overview:

         The Company recorded a third quarter 2003 net income of $1,538,583, or $.73 per share, as compared to a $453,684 net income, or $.21 per share in the 2002 quarter, and a 2003 nine month net income of $4,510,738, or $2.14 per share, as compared to a $89,705 net income, or $.04 per share in the 2002 nine months. The improved 2003 results were primarily due to substantial increases in the sales price of both oil and natural gas.

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

Oil and Gas Reserves

         Of these judgments and estimates, management considers the estimation of crude oil and natural gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company's calculation of depreciation and depletion,



                                       (7)
provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a limited scope semi-annual update, the Company's consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating managements overall operating decisions in the exploration and production segment.

Successful Efforts Method of Accounting

         The Company has elected to utilize the successful efforts method of accounting for its oil and gas exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as oil and gas is produced. This accounting method may yield significantly different operating results than the full cost method.

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

ITEM 4. CONTROLS and PROCEDURES

         Panhandle Royalty Company management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.



                                       (8)

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


         (a)      EXHIBITS - Exhibit 31.1 and 31.2 - Certification under Section
                             302 of the Sarbanes-Oxley Act of 2002
                           - Exhibit 32.1 and 32.2 - Certification under
                             Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Form 8-K - Dated May 14, 2003, Regulation FD disclosure of
                             Company's earnings release for the second quarter of fiscal 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PANHANDLE ROYALTY COMPANY


August 12, 2003                          /s/ H W Peace II
-----------------------                  --------------------------------------
Date                                     H W Peace II, President
                                         and Chief Executive Officer


August 12, 2003                          /s/ Michael C. Coffman
----------------------                   --------------------------------------
Date                                     Michael C. Coffman,
                                         Vice President,
                                         Chief Financial Officer and
                                         Secretary and Treasurer



                                       (9)