Form 10-Q
period 2003-12-31
PANHANDLE ROYALTY CO
filed 2004-02-11
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number               0-9116

PANHANDLE ROYALTY COMPANY

(Exact name of registrant as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	73-1055775 (I.R.S. Employer Identification No.)

Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112

(Address of principal executive offices)

Registrant’s telephone number including area code (405) 948-1560

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes       ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☒ No

Outstanding shares of Class A Common stock (voting) at February 4, 2004: 2,089,101

INDEX

		Page
Part I.	Financial Information
	Item 1 Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2003 and September 30, 2003	1
	Condensed Consolidated Statements of Income - Three months ended December 31, 2003 and 2002	2
	Condensed Consolidated Statements of Cash Flows - Three months ended December 31, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements	4-5
	Item 2 Management’s discussion and analysis of financial condition and results of operations	5-8
	Item 3 Quantitative and qualitative disclosures about market risk	8
	Item 4 Controls and Procedures	8
Part II.	Other Information	9
	Item 6 Exhibits and reports on Form 8-K	9
	Signatures	9

PART I. FINANCIAL INFORMATION

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at December 31, 2003 is unaudited)

	December 31,	September 30,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$653,678	$593,006
Oil and gas sales receivable	3,550,119	3,989,877
Prepaid expenses	87,611	117,422

Total current assets	4,291,408	4,700,305
Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	67,181,710	65,342,062
Non producing oil and gas properties	9,673,519	9,610,757
Other	405,463	405,514

	77,260,692	75,358,333
Less accumulated depreciation, depletion and amortization	33,064,179	31,685,848

Net properties and equipment	44,196,513	43,672,485
Investment in partnerships	751,790	782,587
Marketable securities and other assets	247,157	247,157

Total Assets	$49,486,868	$49,402,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$857,448	$552,201
Accrued liabilities:
Deferred compensation	750,541	519,783
Dividends	167,128	—
Interest	67,458	40,213
Other	189,971	121,972
Income taxes payable	121,418	130,788
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	4,153,968	3,364,961
Long-term debt	11,016,660	12,666,661
Deferred income taxes	10,609,000	10,315,000
Other non-current liabilities	523,578	528,227
Stockholders’ equity:
Class A voting Common Stock, $.0333 par value; 6,000,000, shares authorized, 2,089,101 issued and outstanding at December 31, 2003 and at September 30, 2003	69,637	69,637
Capital in excess of par value	1,091,886	1,091,886
Retained earnings	22,022,139	21,366,162

Total Stockholders’ Equity	23,183,662	22,527,685

Total Liabilities and Stockholders’ Equity	$49,486,868	$49,402,534

(1)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,

	2003	2002

Revenues:
Oil and gas sales	$4,794,406	$4,398,987
Lease bonuses and rentals	23,084	16,844
Interest and other	108,296	45,173
Equity in income of partnerships	47,676	2,744

	4,973,462	4,463,748
Costs and expenses:
Lease operating expenses	641,798	711,142
Production taxes	309,265	227,441
Exploration costs	21,531	215,174
Depreciation, depletion, amortization and impairment	1,446,653	1,581,389
General and administrative	1,009,879	710,145
Interest expense	142,103	188,476

	3,571,229	3,633,767

Income before provision for income taxes and cumulative effect of accounting change	1,402,233	829,981
Provision for income taxes	412,000	225,000

Income before cumulative effect of accounting change	990,233	604,981
Cumulative effect of accounting change, net of taxes of $28,500	—	46,500

Net Income	$990,233	$651,481

Basic earnings per common share (Note 3)
Income before cumulative effect of accounting change	$.47	$.29
Cumulative effect of accounting change	$—	$.02

Net income	$.47	$.31

Diluted earnings per common share (Note 3)
Income before cumulative effect of accounting change	$.47	$.29
Cumulative effect of accounting change	$—	$.02

Net income	$.47	$.31

Dividends declared per share of common stock	$.08	$.07

Dividends declared per share of common stock for and to be paid in the quarter ended March 31 (Note 6)	$.08	$.07

(2)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,

	2003	2002

Cash flows from operating activities:
Net income	$990,233	$651,481
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(46,500)
Depreciation, depletion, amortization and impairment	1,446,653	1,581,389
Exploration costs	21,531	215,174
Equity in income of partnerships	(47,676)	(2,744)
Other non-current liabilities	(4,649)	11,745
Provision for deferred income taxes	294,000	190,000
Cash provided by changes in assets and liabilities,
Oil and gas sales receivable	443,663	(673,656)
Prepaid expenses and other assets	25,906	(35,854)
Income taxes payable	(9,370)	34,748
Accounts payable and accrued liabilities	631,247	433,234

Total adjustments	2,801,305	1,707,536

Net cash provided by operating activities	3,791,538	2,359,017
Cash flow from investing activities:
Capital expenditures including dry hole costs	(1,992,210)	(2,233,780)
Distributions received from partnerships	78,473	36,851

Net cash used in investing activities	(1,913,737)	(2,196,929)
Cash flow from financing activities:
Borrowings under credit agreements	950,000	900,000
Payments of loan principal	(2,600,001)	(999,000)
Acquisition of common shares	—	(4,691)
Payments of dividends	(167,128)	(145,537)

Net cash by financing activities	(1,817,129)	(249,228)

Increase (decrease) n cash and cash equivalents	60,672	(87,140)
Cash and cash equivalents at beginning of period	593,006	242,836

Cash and cash equivalents at end of period	$653,678	$155,696

(See accompanying notes)

(3)

PANHANDLE ROYALTY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: Accounting Principles and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission, and include the Company’s wholly-owned subsidiary, Wood Oil Company (Wood). Management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year. The Company’s fiscal year runs from October 1, through September 30.

NOTE 2: Income Taxes

The Company’s provision for income taxes is reflective of excess percentage depletion, reducing the Company’s effective tax rate from the federal statutory rate.

NOTE 3: Earnings Per Share

The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share, giving consideration to certain shares that may be issued under the Non-Employee Director’s Deferred Compensation Plan, to the extent dilutive:

	Three months ended December 31,

	2003	2002

Denominator:
For basic earnings per share
Weighted average shares	2,089,101	2,079,100
Effect of potential diluted shares:
Directors deferred compensation shares	23,315	22,702

Denominator for diluted earnings per share — adjusted weighted average shares and potential shares	2,112,416	2,101,802

NOTE 4: Long-term Debt

On March 25, 2003, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2006. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (3.25% at December 31, 2003) or Libor (for one, three or six month periods), plus 1.80%. The Company, at September 30, 2003, elected a six month Libor rate (aggregate of 2.98%). At December 31, 2003, the Company had $8,666,664 outstanding under the term loan and $4,350,000 outstanding under the revolving loan.

(4)

NOTE 5: Asset Retirement Obligation

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method and the liability should be accreted to its face amount. The Company adopted SFAS No. 143 on October 1, 2002. The primary impact of this standard relates to oil and gas wells on which the Company has a legal obligation to plug and abandon the wells. Prior to SFAS No. 143, the Company had not recorded an obligation for these plugging and abandonment costs due to its assumption that the salvage value of the surface equipment would offset the cost of dismantling the facilities and carrying out the necessary clean-up and reclamation activities. The adoption of SFAS No. 143 on October 1, 2002, resulted in a net increase to Property and Equipment and Retirement Obligations of approximately $481,000 and $406,000, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The increase in expense resulting from the accretion of the asset retirement obligation and the depreciation of the additional capitalized well costs was substantially offset by the decrease in depreciation from the Company’s consideration of the estimated salvage values in the calculation.

NOTE 6: Dividends

     On December 17, 2003, the Company’s Board of Directors approved payment of an $.08 per share dividend to be paid on March 18, 2004, to Class A common shareholders of record on February 16, 2004.

NOTE 7: Stock-based Compensation

     The Company applies APB Opinion No. 25 in accounting for its Deferred Compensation Plan for Outside Directors. Under APB No. 25, compensation cost is recognized for changes in the fair value of the stock credited to each director’s account at the fair market value of the stock at the date of grant. The shares are then adjusted for changes in the shares market value subsequent to the date of grant until the conversion date.

NOTE 8: Accounting for Mineral Interests Investment

     The Securities and Exchange Commission (SEC) has been discussing with certain public companies in the oil and gas and mining industries, the proper accounting for, and reporting of, oil and gas mineral rights held under lease and other contractual arrangements under Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” (FAS 141) and FASB Statement No. 142, “Goodwill and Intangible Assets” (FAS 142). These accounting standards became effective in 2001 and 2002, respectively.

     At issue in whether such oil and gas mineral rights held under lease or other contractual arrangement should be classified on the balance sheet as part of “Properties, plant and equipment” or as “Intangible assets”. The Company will continue to classify these costs as “Properties, plant and equipment” under the Company’s existing accounting policy until the SEC, or other standard setting body provides definitive guidance on this issue. Any change in classification of these assets would have no impact on the Company’s net income, total assets, net worth or cash flow. Panhandle’s net book value of oil and gas leasehold at December 31, 2003, is approximately $9.3 million. It is currently unclear whether costs, assigned to leasehold, from oil and gas property purchases would be affected. Most of Panhandle’s leasehold costs fall in this category.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Forward-Looking Statements for fiscal 2004 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, the Company had positive working capital of $137,440, as compared to positive working capital of $1,335,344 at September 30, 2003. The decrease in working capital is the result of a decrease in oil and gas sales receivable and an increase in accounts payable and accrued liabilities. Accounts payable increased as several bills for well drilling costs were received in late December and were not paid until January. The increase in accrued liabilities resulted from a dividend payment for March, 2004, being declared in December, 2003. In addition, deferred compensation for outside directors increased in excess of $178,000 as the Company’s stock price, to which the deferred compensation is tied, increased significantly during the 2004 first quarter.

(5)

     Capital expenditures for oil and gas activities for the 2004 three-month period amounted to $1,992,210, as compared to $2,233,780 for the 2003 period. Management currently expects capital expenditures for oil and gas activities to be approximately $8,000,000 for fiscal 2004. Any acquisitions of oil and gas properties would add to the capital expenditure amount.

     The Company has historically funded capital expenditures, overhead expenditures and dividend payments from operating cash flow. Due to the increased capital expenditure level of fiscal 2003 and into fiscal 2004, the Company has utilized the revolving loan to help fund these expenditures. As a result of the increased cash flow from higher prices being received for natural gas in late fiscal 2003, and continuing into fiscal 2004, the Company has been able to reduce outstanding bank borrowings by $1,650,000 in the first quarter of fiscal 2004. Management currently does not expect to borrow substantial funds under the revolving loan during the remainder of fiscal 2004, but small amounts may be borrowed on a temporary basis. The Company has in excess of $8 million available under the bank debt facility and the availability could be increased if needed.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2003 — COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

     Revenues:

         Total revenues increased $509,714 or 11% for the 2004 quarter. The increase was principally the result of a $395,419 increase in oil and natural gas sales revenues and the receipt of $78,144 from a class action lawsuit settlement, which was included in other revenues. The increase in oil and gas sales revenues resulted from a 9% increase in the average sales price for natural gas and oil. In addition, oil sales volumes increased 9% while gas sales volumes decreased 2%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2004 and 2003:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE

Three months ended 12/31/03	30,066	$30.30	934,032	$4.16
Three months ended 12/31/02	27,609	$27.76	951,535	$3.82

         The increase in oil sales volumes for the 2004 quarter is the result of production from two new oil wells. The slight decrease in gas production was the result of normal production decline

     Lease Operating Expenses (LOE):

         Lease operating expenses decreased $69,344 or 10% in the 2004 quarter. The decrease is a result of fewer new wells going on line in the 2004 quarter, as new wells normally have high operating costs the first several months of production, and the timing of bills being received from well operators.

     Production Taxes:

         Production taxes increased $81,824 or 36% in the 2004 quarter. The increase is the result of increased oil and gas revenues in the 2004 quarter, as production taxes are paid as a percentage of these revenues. In addition, severance tax rebates on several wells received in the 2003 quarter resulted in lower severance taxes for that quarter.

     Exploration Costs:

         These costs decreased $193,643 in the 2004 quarter. These costs are principally dry hole costs resulting from exploratory dry holes drilled. In the 2004 quarter the Company had no high cost exploratory wells which resulted in dry holes, as compared to the 2003 quarter which had three.

     Depreciation, Depletion, Amortization and Impairment (DD&A):

         DD&A decreased $134,736 or 9% in the 2004 quarter. The decrease is due to impairment recognized on the Company’s oil and gas properties declining approximately $44,000 in the 2004 quarter. In addition, DD&A expenses on many of the wells acquired in the Wood Oil acquisition continue to decline as production volumes continue their natural decline.

     General and Administrative Costs (G&A):

         G&A costs increased $299,734 or 42% in the 2004 quarter. Approximately $178,000 of the increase is due to costs related to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased $9.12 during the 2004 quarter, thus, the $9.12 increase on the approximate 23,000 potential shares in the plan, was recognized as an expense in the quarter. Additionally, in the 2004 quarter personnel related expenses increased approximately $53,000, and the directors’ and officers’ liability insurance policy cost increased.

     Interest Expense:

         Interest expense decreased in the 2004 quarter due to lower outstanding debt balances.

(6)

Income Taxes:

         The 2004 quarter provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 29% for the 2004 period and 27% for the 2003 period.

     Overview:

                The Company recorded a first quarter 2004 net income of $990,233, or $.47 per share, as compared to a net income $651,481 or $.31 per share in the 2003 quarter. The improved results were due to increased sales prices for both oil and natural gas and slightly decreased costs and expenses.

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

         The more significant reporting areas impacted by management’s judgments and estimates are crude oil and natural gas reserve estimation, impairment of assets, oil and gas sales revenue accruals and tax accruals. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

                Oil and Gas Reserves

         Of these judgments and estimates, management considers the estimation of crude oil and natural gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation and depletion, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a limited scope semi-annual update, the Company’s consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating managements overall operating decisions in the exploration and production segment.

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

(7)

                Tax Accruals

         The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

         The above description of the Company’s critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus 3/4% or Libor for one, three or six month periods, plus 1.8%. A one percent change in the prime interest rate would result in approximately a $43,000 change in annual interest expense.

The Company has a $10,000,000 term loan, with a balance of $8,666,664 outstanding at December 31, 2003, which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.

ITEM 4 CONTROLS and PROCEDURES

         Panhandle Royalty Company management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(8)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS	- Exhibit 31.1 and 31.2 — Certification under Section 302 of the Sarbanes-Oxley Act of 2002
- Exhibit 32.1 and 32.2 — Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K — Dated November 11, 2003, Regulation FD disclosure of Company’s press release discussing the fiscal year-end September 30,2003 oil and gas reserve calculations.

Form 8-K — Dated December 11, 2003, Regulation FD disclosure of Company’s earnings release for the fiscal year-end September 30, 2003.

Form 8-K — Dated December 18, 2003, Regulation FD disclosure of Company’s press release discussing a proposed 2-for-1 stock split and an increase in authorized shares.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE ROYALTY COMPANY

February 10, 2004 Date	/s/ H W Peace II H W Peace II, President and Chief Executive Officer

February 10, 2004 Date	/s/ Michael C. Coffman Michael C. Coffman, Vice President, Chief Financial Officer and Secretary and Treasurer

(9)