Form 10-Q
period 2004-03-31
PANHANDLE ROYALTY CO
filed 2004-05-12
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the period ended	March 31, 2004

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to

Commission File Number	0-9116

PANHANDLE ROYALTY COMPANY

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Centre Suite 210, 5400 N Grand Blvd., Oklahoma City, Oklahoma    73112

(Address of principal executive offices)

Registrant’s telephone number including area code	(405) 948-1560

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(X)   Yes      (   )   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

(   )   Yes      (X)   No

Outstanding shares of Class A Common stock (voting) at May 4, 2004:    4,178,202

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2004 is unaudited)

	March 31,	September 30,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$339,800	$593,006
Oil and gas sales receivable	4,299,346	3,989,877
Prepaid expenses	77,799	117,422

Total current assets	4,716,945	4,700,305
Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	69,272,161	65,342,062
Non producing oil and gas properties	9,710,273	9,610,757
Other	417,830	405,514

	79,400,264	75,358,333
Less accumulated depreciation, depletion and amortization	34,453,857	31,685,848

Net properties and equipment	44,946,407	43,672,485
Investment in partnerships	720,993	782,587
Marketable securities and other assets	247,157	247,157

Total Assets	$50,631,502	$49,402,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$765,431	$552,201
Accrued liabilities:
Deferred compensation	832,089	519,783
Interest	37,023	40,213
Other	207,819	121,972
Income taxes payable	57,080	130,788
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	3,899,446	3,364,961
Long-term debt	10,016,659	12,666,661
Deferred income taxes	11,069,000	10,315,000
Other non-current liabilities	565,098	528,227
Stockholders’ Equity:
Class A voting Common Stock, $.0166 par value; 12,000,000, shares authorized, 4,178,202 issued and outstanding at March 31, 2004 and at September 30, 2003	69,637	69,637
Capital in excess of par value	1,091,886	1,091,886
Retained earnings	23,919,776	21,366,162

Total Stockholders’ Equity	25,081,299	22,527,685

Total Liabilities and Stockholders’ Equity	$50,631,502	$49,402,534

(1)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Oil and gas sales	$6,119,181	$6,924,539	$10,913,587	$11,323,526
Lease bonuses and rentals	33,705	19,584	56,789	36,428
Interest and other	13,331	7,208	121,627	52,381
Equity in income of partnerships	18,388	29,608	66,064	32,352

	6,184,605	6,980,939	11,158,067	11,444,687
Costs and expenses:
Lease operating expenses	648,145	620,900	1,289,943	1,332,042
Production taxes	397,366	466,297	706,631	693,738
Exploration costs	(11,503)	192,284	10,028	407,458
Depreciation, depletion, amortization and impairment	1,575,160	1,603,051	3,021,813	3,184,440
General and administrative	742,223	599,506	1,752,102	1,309,651
Interest expense	127,346	175,227	269,449	363,703

	3,478,737	3,657,265	7,049,966	7,291,032

Income before provision for income taxes and cumulative effect of accounting change	2,705,868	3,323,674	4,108,101	4,153,655
Provision for income taxes	808,231	1,003,000	1,220,231	1,228,000

Income before cumulative effect of accounting change	1,897,637	2,320,674	2,887,870	2,925,655
Cumulative effect of accounting change, net of taxes of $28,500	—	—	—	46,500

Net income	$1,897,637	$2,320,674	$2,887,870	$2,972,155

Basic earnings per common share (Note 4):
Income before cumulative effect of accounting change	$.45	$.56	$.69	$.70
Cumulative effect of accounting change	$—	$—	$—	$.01

Net income	$.45	$.56	$.69	$.71

Diluted earnings per common share (Note 4):
Income before cumulative effect of accounting change	$.45	$.55	$.68	$.70
Cumulative effect of accounting change	$—	$—	$—	$.01

Net income	$.45	$.55	$.68	$.71

Dividends declared per share of common stock	$.04	$.035	$.08	$.07

(2)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,887,870	$2,972,155
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(46,500)
Depreciation, depletion, amortization and impairment	3,021,813	3,184,440
Exploration costs	3,610	407,458
Equity in income of partnerships	(66,064)	(32,352)
Other non-current liabilities	36,871	44,150
Provision for deferred income taxes	754,000	987,000
Loss (gain) on sale of assets	(3,426)	17,294
Cash provided by changes in assets and liabilities:
Oil and gas sales receivable	(305,564)	(2,741,062)
Prepaid expenses and other assets	35,718	(43,993)
Income taxes payable	(73,708)	187,376
Accounts payable and accrued liabilities	608,191	250,940

Total adjustments	4,011,441	2,214,751

Net cash provided by operating activities	6,899,311	5,186,906
Cash flow from investing activities:
Capital expenditures including dry hole costs	(4,299,492)	(4,371,155)
Proceeds from sale of assets	3,575	6,378
Distributions received from partnerships	127,658	97,172

Net cash used in investing activities	(4,168,259)	(4,267,605)
Cash flow from financing activities:
Borrowings under credit agreements	2,750,000	1,525,000
Payments of loan principal	(5,400,002)	(1,998,000)
Acquisition of common shares	—	(4,691)
Issuance of common shares	—	43,445
Payments of dividends	(334,256)	(291,290)

Net cash used in financing activities	(2,984,258)	(725,536)

Increase (decrease) in cash and cash equivalents	(253,206)	193,765
Cash and cash equivalents at beginning of period	593,006	242,836

Cash and cash equivalents at end of period	$339,800	$436,601

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

NOTE 3: Stockholders’ Equity

On December 18, 2004, the Company’s Board of Directors approved a proposal to (i) amend the Company’s Articles of Incorporation to increase the number of authorized shares of Class A common stock from 6,000,000 to 12,000,000 shares and (ii) effect a 2-for-1 stock split of outstanding Class A common stock and a corresponding reduction of the par-value per share from $.0333 to $.0166. On February 27, 2004, these proposals were put forth to a vote of the stockholders, for which a majority of the stockholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A common stock split was effected in the form of a stock dividend, distributed on April 15, 2004 to shareholders of record on April 1, 2004.

All references to number of shares, per share and authorized share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split and increase in authorized shares.

NOTE 4: Earnings per Share

The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share, giving consideration to certain shares that may be issued under the Non-Employee Directors Deferred Compensation Plan, to the extent dilutive. The weighted average shares outstanding, potentially dilutive shares and earnings per share for 2003 have been restated to effect the 2-for-1 stock split discussed in Note 3.

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Denominator:
For basic earnings per share Weighted average shares	4,178,202	4,163,900	4,178,202	4,161,024
Effect of potential diluted shares:
Directors deferred compensation shares	47,890	42,414	47,308	40,062

Denominator for diluted earnings per share — adjusted weighted average shares and potential shares	4,226,092	4,206,314	4,225,510	4,201,086

NOTE 5: Long-term Debt

On March 25, 2003, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2006. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (3.25% at March 31, 2004) or Libor (for one, three or six month periods), plus 1.80%. The Company at March 31, 2004, elected a six month Libor rate (aggregate of 2.95%). At March 31, 2004, the Company had $8,166,663 outstanding under the term loan and $3,850,000 outstanding under the revolving loan.

(4)

NOTE 6: Asset Retirement Obligation

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

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Company had positive working capital of $817,499, as compared to positive working capital of $1,335,344 at September 30, 2003. The decrease in working capital is principally the result of an increase in accounts payable and accrued liabilities. Accounts payable increased as bills for well drilling costs are increasing and the increase in accrued liabilities is a result of deferred compensation for outside directors increasing, as the Company’s stock price, to which the deferred compensation is tied, increased significantly during the 2004 period.

     Capital expenditures for oil and gas activities for the 2004 six-month period amounted to $4,299,492, as compared to $4,371,155 for the 2003 period. Management currently expects capital expenditures for oil and gas activities to be approximately $8,000,000 to $9,000,000 for fiscal 2004. Any acquisitions of oil and gas properties would add to the capital expenditure amount.

(5)

     The Company has historically funded capital expenditures, overhead expenditures and dividend payments from operating cash flow. Due to the increased capital expenditure level of fiscal 2003 and continuing into fiscal 2004, the Company has utilized the revolving line-of-credit facility to help fund these expenditures. As a result of the increased cash flow from higher prices being received for natural gas in late fiscal 2003, and continuing into fiscal 2004, the Company has been able to reduce outstanding bank borrowings by $2,650,000 in fiscal 2004. Management currently does not expect to borrow substantial funds under the revolving loan during the remainder of fiscal 2004, but small amounts may be borrowed on a temporary basis. The Company has in excess of $8 million available under the bank debt facility and the availability could be increased if needed.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED MARCH 31, 2004 — COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

Revenues:

     Total revenues decreased $286,620 or 3% for the 2004 period. The decrease was principally the result of a $409,939 decrease in oil and natural gas sales revenues offset by minor increases in other revenues. The decrease in oil and gas sales revenues resulted from a 4% decrease in the average sales price for natural gas and a sales volume decrease of natural gas of 2%. These decreases were partially offset by a 4% increase in oil production and a 7% increase in the oil sales price.

     The table below outlines the Company’s production and average sales prices for oil and natural gas for the six month periods of fiscal 2004 and 2003:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Six months ended 3/31/04	59,805	$32.05	1,912,136	$4.71
Six months ended 3/31/03	57,222	$30.06	1,956,911	$4.91

     The increase in oil sales volumes for the 2004 period was the result of production from two new oil wells. The slight decrease in gas production was the result of normal production decline.

     Lease Operating Expenses (LOE):

     Lease operating expenses decreased $42,099 or 3% in the 2004 period. The decrease is a result of fewer new wells going on line in the 2004 period, as new wells normally have higher operating costs the first several months of production, and the timing of bills being received from well operators.

     Production Taxes:

     Production taxes increased $12,893 or 2% in the 2004 period. The increase is the result of severance tax rebates on several wells being received in the 2003 period resulting in lower severance taxes for that period.

     Exploration Costs:

     These costs decreased $397,430 in the 2004 period. These costs are principally dry hole costs resulting from exploratory dry holes drilled. In the 2004 period the Company had no high cost exploratory wells which resulted in dry holes, as compared to the 2003 period which had several.

Depreciation, Depletion, Amortization and Impairment (DD&A):

     DD&A decreased $162,627 or 5% in the 2004 period. The decrease is due to impairment recognized on the Company’s oil and gas properties declining approximately $42,000 in the 2004 period and DD&A expenses on many of the wells acquired in the Wood Oil acquisition continue to decline as production volumes continue their natural decline.

     General and Administrative Costs (G&A):

     G&A costs increased $442,451 or 34% in the 2004 period. Approximately $257,000 of the increase is due to costs related to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased $6.17 per share during the 2004 period, thus, the increase on the approximate 47,000 potential shares in the plan was recognized as an expense in the 2004 period as compared to the 2003 period where the share price increased only $.88 per share. Additionally, in the 2004 period personnel related expenses increased over 2003 amounts by approximately $85,000.

     Interest Expense:

     Interest expense decreased in the 2004 period due to lower outstanding debt balances.

(6)

     Income Taxes:

     The 2004 provision for income taxes decreased slightly due to decreased income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 30% for both the 2004 and the 2003 period.

     Overview:

     The Company recorded a six month 2004 net income of $2,887,870, or $.68 per share, as compared to a net income $2,972,155 or $.72 per share in the 2003 period. The decreased results were due to declines in sales prices for natural gas and offset slightly by increased oil production and sales prices and a 3% decline in costs and expenses.

     THREE MONTHS ENDED MARCH 31, 2004 — COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Revenues:

     Total revenues decreased $796,334 or 11% for the 2004 quarter. The decrease was principally the result of an $805,358 reduction in oil and natural gas sales revenues. The decrease in oil and gas sales revenues resulted from a 12% decrease in the average sales price for natural gas and a 3% reduction in gas sales volumes. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2004 and 2003:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Three months ended 3/31/04	29,738	$33.83	978,104	$5.23
Three months ended 3/31/03	29,613	$32.21	1,005,376	$5.94

     The decrease in gas production was the result of normal production decline

     Lease Operating Expenses (LOE):

     Lease operating expenses increased $27,245 or 4% in the 2004 quarter. The increase is a result of the Company having increased the number of wells in which it has a working interest and several of these wells having higher operating costs with gas compressors on the site.

     Production Taxes:

     Production taxes decreased $68,931 or 15% in the 2004 quarter. The decrease is principally the result of smaller oil and gas revenues in the 2004 quarter, as production taxes are paid as a percentage of these revenues.

     Exploration Costs:

     These costs decreased $203,787 in the 2004 quarter. These costs are principally dry hole costs resulting from exploratory dry holes drilled. In the 2004 quarter the Company had no high cost exploratory wells which resulted in dry holes, as compared to the 2003 quarter which did and a refund of some costs paid on an earlier dry hole was received in the 2004 quarter.

Depreciation, Depletion, Amortization and Impairment (DD&A):

     DD&A decreased $27,891 or 2% in the 2004 quarter. The minor decrease was a result of DD&A expenses on many of the wells acquired in the Wood Oil acquisition continuing to decline as production volumes continue their natural decline.

     General and Administrative Costs (G&A):

     G&A costs increased $142,717 or 24% in the 2004 quarter. Approximately $122,000 of the increase is due to costs related to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased $1.60 per share during the 2004 quarter, thus, the increase on the approximate 47,000 potential shares in the plan, was recognized as an expense in the 2004 quarter as compared to the 2003 quarter where the share price decreased $1.05 per share and a credit was recognized on the approximate 45,000 shares in the plan. Additionally, in the 2004 quarter personnel related expenses increased over 2003 amounts.

     Interest Expense:

     Interest expense decreased in the 2004 quarter due to lower outstanding debt balances.

     Income Taxes:

     The 2004 provision for income taxes decreased due to a lower income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 30% for both the 2004 and the 2003 period.

(7)

     Overview:

     The Company recorded a second quarter 2004 net income of $1,897,637, or $.45 per share, as compared to a net income $2,320,674 or $.55 per share in the 2003 quarter. The decreased net income was due to decreased sales prices for natural gas offset by slightly decreased costs and expenses.

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

          Oil and Gas Reserves

     Of these judgments and estimates, management considers the estimation of crude oil and natural gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation and depletion, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a limited scope semi-annual update, the Company’s consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management’s overall operating decisions in the exploration and production segment.

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

(8)

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus 3/4% or Libor for one, three or six month periods, plus 1.8%. A one percent change in the prime interest rate would result in approximately a $39,000 change in annual interest expense.

The Company has a $10,000,000 term loan, with a balance of $8,166,663 outstanding at March 31, 2004, which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.

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

PART II OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on February 27, 2004.

(b)	Three directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follows:

	SHARES
Directors	FOR	WITHHELD
Michael A. Cawley	1,566,702	30,822
Ben D. Hare	1,568,361	29,163
Robert O. Lorenz	1,565,547	31,899

(c)	Two proposals were also voted upon (i) a proposal to increase the authorized shares of the Company’s Class A common stock from 6,000,000 shares to 12,000,000 shares, (ii) a proposal to effect a two-for-one stock split of the outstanding common stock entitling each shareholder to receive one additional share of common stock for each one share owned.

	SHARES
	FOR	AGAINST	ABSTAINING
Proposal (i)	1,534,976	29,731	32,817
Proposal (ii)	1,547,794	19,894	29,836

(9)

ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS	- Exhibit 31.1 and 31.2 — Certification under Section 302 of the Sarbanes-Oxley Act of 2002
- Exhibit 32.1 and 32.2 — Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K — Dated February 11, 2004, Regulation FD disclosure of Company’s earnings release for the first fiscal quarter ended December 31, 2003.

Form 8-K — Dated February 27, 2004, Regulation FD disclosure of Company’s press release of a summary of annual shareholders meeting.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE ROYALTY COMPANY
May 11, 2004	/s/ H W Peace II
Date	H W Peace II, President
and Chief Executive Officer

May 11, 2004	/s/ Michael C. Coffman
Date	Michael C. Coffman,
Vice President, Chief Financial Officer and Secretary and Treasurer

(10)