Form 10-Q
period 2004-06-30
PANHANDLE ROYALTY CO
filed 2004-08-11
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( X )	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2004

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

( X ) Yes    (    ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

(    ) Yes     ( X ) No

Outstanding shares of Class A Common stock (voting) at August 4, 2004: 4,179,725

PART I. FINANCIAL INFORMATION

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2004 is unaudited)

	June 30,	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$350,425	$593,006
Oil and gas sales receivable	4,865,263	3,989,877
Prepaid expenses	52,436	117,422

Total current assets	5,268,124	4,700,305
Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	71,664,948	65,342,062
Non producing oil and gas properties	9,727,775	9,610,757
Other	443,107	405,514

	81,835,830	75,358,333
Less accumulated depreciation, depletion and amortization	35,891,307	31,685,848

Net properties and equipment	45,944,523	43,672,485
Investment in partnerships	690,196	782,587
Marketable securities and other assets	247,157	247,157

Total Assets	$52,150,000	$49,402,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$582,457	$552,201
Accrued liabilities:
Deferred compensation	763,050	519,783
Interest	49,501	40,213
Other	265,744	121,972
Income taxes payable	502,069	130,788
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	4,162,825	3,364,961
Long-term debt	8,841,658	12,666,661
Deferred income taxes	11,565,000	10,315,000
Other non-current liabilities	555,485	528,227
Stockholders’ Equity:
Class A voting Common Stock, $.0166 par value; 12,000,000, shares authorized, 4,179,725 issued and outstanding at June 30, 2004 and 4,178,202 at September 30, 2003	69,662	69,637
Capital in excess of par value	1,114,020	1,091,886
Retained earnings	25,841,350	21,366,162

Total Stockholders’ Equity	27,025,032	22,527,685

Total Liabilities and Stockholders’ Equity	$52,150,000	$49,402,534

(1)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Oil and gas sales	$6,389,418	$5,539,482	$17,303,005		$16,863,008
Lease bonuses and rentals	29,758	14,995	86,547		51,423
Interest and other	293,077	57,785	414,704		110,166
Equity in income of partnerships	97,517	49,877	163,581		82,229

	6,809,770	5,662,139	17,967,837		17,106,826
Costs and expenses:
Lease operating expenses	638,578	603,167	1,928,521		1,935,209
Production taxes	418,385	401,282	1,125,016		1,095,020
Exploration costs	173,344	10,516	183,372		417,974
Depreciation, depletion, amortization and impairment	1,505,539	1,534,634	4,527,352		4,719,074
General and administrative	584,688	747,936	2,336,790		2,057,587
Interest expense	114,752	171,021	384,201		534,724

	3,435,286	3,468,556	10,485,252		10,759,588

Income before provision for income taxes and cumulative effect of accounting change	3,374,484	2,193,583	7,482,585		6,347,238
Provision for income taxes	1,244,000	655,000	2,464,231		1,883,000

Income before cumulative effect of accounting change	2,130,484	1,538,583	5,018,354		4,464,238
Cumulative effect of accounting change, net of taxes of $28,500	—	—	—		46,500

Net income	$2,130,484	$1,538,583	$5,018,354		$4,510,738

Basic earnings per common share (Note 4):
Income before cumulative effect of accounting change	$.51	$.37	$1.20		$1.08
Cumulative effect of accounting change	$—	$—	$—	$	. 01

Net income	$.51	$.37	$1.20		$1.09

Diluted earnings per common share (Note 4):
Income before cumulative effect of accounting change	$.50	$.37	$1.19		$1.06
Cumulative effect of accounting change	$—	$—	$—		$.01

Net income	$.50	$.37	$1.19		$1.07

Dividends declared per share of common stock	$.05	$.035	$.13		$.11

(2)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,018,354	$4,510,739
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(46,500)
Depreciation, depletion, amortization and impairment	4,527,352	4,719,074
Exploration costs	183,372	417,974
Equity in income of partnerships	(163,581)	(82,229)
Other non-current liabilities	27,258	54,863
Provision for deferred income taxes	1,250,000	1,443,000
Loss (gain) on sale of assets	(3,359)	(4,001)
Cash provided by changes in assets and liabilities:
Oil and gas sales receivable	(871,481)	(2,075,932)
Prepaid expenses and other assets	61,081	(43,460)
Income taxes payable	371,281	186,855
Accounts payable and accrued liabilities	426,581	641,828

Total adjustments	5,808,504	5,211,472

Net cash provided by operating activities	10,826,858	9,722,211
Cash flow from investing activities:
Capital expenditures including dry hole costs	(6,986,931)	(7,523,226)
Proceeds from sale of assets	7,530	30,331
Distributions received from partnerships	255,972	177,763

Net cash used in investing activities	(6,723,429)	(7,315,132)
Cash flow from financing activities:
Borrowings under credit agreements	5,175,000	1,525,000
Payments of loan principal	(9,000,003)	(2,878,334)
Acquisition of common shares	—	(4,691)
Issuance of common shares	22,159	43,445
Payments of dividends	(543,166)	(437,043)

Net cash used in financing activities	(4,346,010)	(1,751,623)

Increase (decrease) in cash and cash equivalents	(242,581)	655,456
Cash and cash equivalents at beginning of period	593,006	242,836

Cash and cash equivalents at end of period	$350,425	$898,292

(See accompanying notes)

(3)

PANHANDLE ROYALTY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: Accounting Principles and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission, and include the Company’s wholly owned subsidiary, Wood Oil Company (Wood). Management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year. The Company’s fiscal year runs from October 1, through September 30.

NOTE 2: Income Taxes

The Company’s provision for income taxes is reflective of excess percentage depletion, reducing the Company’s effective tax rate from the federal statutory rate.

NOTE 3: Stockholders’ Equity

On December 18, 2003, the Company’s Board of Directors approved a proposal to (i) amend the Company’s Articles of Incorporation to increase the number of authorized shares of Class A common stock from 6,000,000 to 12,000,000 shares and (ii) effect a 2-for-1 stock split of outstanding Class A common stock and a corresponding reduction of the par-value per share from $.0333 to $.0166. On February 27, 2004, these proposals were put forth to a vote of the stockholders, for which a majority of the stockholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A common stock split was affected in the form of a stock dividend, distributed on April 15, 2004 to shareholders of record on April 1, 2004.

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

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Denominator:
For basic earnings per share Weighted average shares	4,178,888	4,164,380	4,178,430	4,162,142
Effect of potential diluted shares:
Directors deferred compensation shares	49,704	44,818	49,335	42,414

Denominator for diluted earnings per share - adjusted weighted average shares and potential shares	4,228,592	4,209,198	4,227,765	4,204,556

NOTE 5: Long-term Debt

On March 25, 2003, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2006. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (3.25% at June 30, 2004) or Libor (for one, three or six month periods), plus 1.80%. The Company at March 31, 2004, elected a six-month Libor rate (aggregate of 2.95%). At June 30, 2004, the Company had $7,666,662 outstanding under the term loan and $3,175,000 outstanding under the revolving loan.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Company had positive working capital of $1,105,299, as compared to positive working capital of $1,335,344 at September 30, 2003. Oil and gas sales receivable has increased due to higher oil and natural gas prices, but is more than offset by an increase in income taxes payable and an increase in the liability for deferred compensation for outside directors. The provision for income taxes increased as the result of higher earnings and the exhaustion of tax depletion carry forward deductions. Deferred compensation for outside directors increased as the Company’s stock price, to which the deferred compensation is tied, increased significantly during the 2004 fiscal year.

     Capital expenditures for oil and gas activities for the 2004 nine-month period amounted to $6,986,931, as compared to $7,523,226 for the 2003 period. Management currently expects capital expenditures for oil and gas activities to be approximately $9,000,000 for fiscal 2004. Any acquisitions of oil and gas properties would add to the capital expenditure amount.

     The Company has historically funded capital expenditures, overhead expenditures and dividend payments from operating cash flow. Due to the increased capital expenditure level of fiscal 2003 and continuing into fiscal 2004, the Company has utilized the revolving line-of-credit facility to help fund these expenditures. As a result of the increased cash flow from higher prices being received for natural gas in late fiscal 2003, and continuing into fiscal 2004, the Company has been able to reduce outstanding bank borrowings by $3,825,000 in fiscal 2004. Management currently does not expect to borrow substantial funds under the revolving loan during the remainder of fiscal 2004, but small amounts may be borrowed on a temporary basis. The Company has in excess of $11 million available under the bank debt facility and the availability could be increased if needed.

(5)

RESULTS OF OPERATIONS

     NINE MONTHS ENDED JUNE 30, 2004 - COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

Revenues:

     Total revenues increased $861,011 or 5% for the 2004 period. The increase was principally the result of a $439,997 increase in oil and natural gas sales revenues and a $304,538 increase in other revenues. The increase in oil and gas sales revenues resulted from a 2.5% and a 15% increase in the average sales price of natural gas and oil, respectively. These increases were partially offset by a 2% decrease in natural gas production. The increase in other revenues consists of a $224,859 lawsuit settlement received on the McElmo Dome CO2 Unit and a $49,000 payment received from the initiation of stage 2 development on the Witcher Waterflood Unit.

     The table below outlines the Company’s production and average sales prices for oil and natural gas for the nine-month periods of fiscal 2004 and 2003:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Nine months ended 6/30/04	86,150	$33.66	2,894,861	$4.98
Nine months ended 6/30/03	85,086	$29.32	2,956,157	$4.86

     The increase in oil sales volumes for the 2004 period was principally the result of production from two new oil wells. The slight decrease in gas production was the result of normal production decline.

Lease Operating Expenses (LOE):

     Lease operating expenses decreased $6,688 or less than 1% in the 2004 period. The decrease is a result of fewer new wells going on line in the 2004, as new wells normally have higher operating costs the first several months of production.

Production Taxes:

     Production taxes increased $29,996 or 3% in the 2004 period. The increase is the result of larger oil and natural gas sales for the period in 2004, as production taxes are paid as a percentage of oil and natural gas revenues.

Exploration Costs:

     These costs decreased $234,602 in the 2004 period. Exploration costs are principally dry hole costs resulting from the drilling of exploratory dry holes. In the 2004 period, the Company had only two high cost exploratory wells which resulted in dry holes, as compared to the 2003 period which had several.

Depreciation, Depletion, Amortization and Impairment (DD&A):

     DD&A decreased $191,722 or 4% in the 2004 period. The decrease is due to impairment recognized on the Company’s oil and gas properties declining approximately $91,000 in the 2004 period and DD&A expenses on many of the wells acquired in the Wood Oil acquisition continue to decline as production volumes continue their natural decline.

General and Administrative Costs (G&A):

     G&A costs increased $279,203 or 14% in the 2004 period. In the 2004 period, personnel related expenses increased over 2003 amounts by approximately $136,000. The increase of $61,000 is due to costs related to the Directors’ Deferred Compensation Plan. Also, costs related to Panhandle Royalty Company’s stock listing have increased by approximately $45,000 in the 2004 period due to listing on the AMEX in late 2003.

Interest Expense:

     Interest expense decreased in the 2004 period due to lower outstanding debt balances.

Income Taxes:

     The 2004 provision for income taxes increased $581,231. This increase is due to increased income before provision for income taxes of $1,135,347 and the exhaustion of depletion deduction carry forwards. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate for the 2004 period is 33% vs. 30% for the 2003 period.

(6)

Overview:

     The Company recorded a nine-month 2004 net income of $5,018,354, or $1.19 per share, as compared to a net income $4,510,738 or $1.07 per share in the 2003 period. The increased results were due to increases in sales prices for both oil and natural gas, increased other income and a 2.5% decline in costs and expenses offset by a significant increase in income tax.

     THREE MONTHS ENDED JUNE 30, 2004 - COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues:

     Total revenues increased $1,147,631 or 20% for the 2004 quarter. The increase was principally the result of an $849,936 increase in oil and natural gas sales revenues. The increase in oil and gas sales revenues resulted from a 15% and a 34% increase in the average sales price for natural gas and oil, respectively, offset by a 2% reduction in natural gas sales volumes and a 5% reduction in oil sales volumes. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three-month periods of fiscal 2004 and 2003:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Three months ended 6/30/04	26,345	$37.29	982,725	$5.50
Three months ended 6/30/03	27,864	$27.79	999,246	$4.77

     The decrease in natural gas and oil production was the result of normal production decline.

Lease Operating Expenses (LOE):

     Lease operating expenses increased $35,411 or 6% in the 2004 quarter. The increase is a result of the Company having increased the number of wells in which it has a working interest and several wells having higher operating costs with gas compressors on-site.

Production Taxes:

     Production taxes increased $17,103 or 4% in the 2004 quarter. The increase is principally the result of larger oil and natural gas revenues in the 2004 quarter, as production taxes are paid as a percentage of these revenues. This increase was partially offset by production tax refunds received on wells that qualify for state production tax incentive programs.

Exploration Costs:

     These costs increased $162,828 in the 2004 quarter. These costs are principally dry hole costs resulting from exploratory dry holes drilled and expired leasehold interests. In the 2004 quarter the Company had two high cost exploratory wells totaling $106,295 which resulted in dry holes, as compared to the 2003 quarter which had none that were high cost. Expired leases totaled $44,632 in the 2004 quarter vs. $408 in the 2003 quarter.

Depreciation, Depletion, Amortization (DD&A) and Impairment:

     DD&A and Impairment decreased $29,095 or 2% in the 2004 quarter. The decrease was a result of lower impairment costs partially offset by a slight increase in DD&A.

General and Administrative Costs (G&A):

     G&A costs decreased $163,248 or 22% in the 2004 quarter as a result of a $224,202 decrease in Deferred Directors’ Compensation offset by an increase of $50,912 in personnel related expenses. The decrease in Deferred Directors’ Compensation is the result of Panhandle’s share price decreasing $1.88 per share during the 2004 quarter. When the price decrease is applied to the approximate 49,000 potential shares in the plan, expense in the 2004 quarter is reduced as compared to the 2003 quarter where the share price increased $3.20 per share and an increase in expense was recognized on the approximate 45,000 shares in the plan.

(7)

Interest Expense:

     Interest expense decreased in the 2004 quarter due to lower outstanding debt balances.

Income Taxes:

     The 2004 provision for income taxes increased $589,000 due to a higher income before provision for income taxes and the exhaustion of depletion deduction carry forwards. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate for the 2004 period is 37% vs. 30% for the 2003 period.

Overview:

     The Company recorded a third quarter 2004 net income of $2,130,484, or $.50 per share, as compared to a net income of $1,538,583 or $.37 per share in the 2003 quarter. The increased net income was due to increased sales prices for natural gas and oil offset by increased income taxes.

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

(8)

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus ¾% or Libor for one, three or six month periods, plus 1.8%. A one percent change in the prime interest rate would result in approximately a $32,000 change in annual interest expense.

     The Company has a $10,000,000 term loan, with a balance of $7,666,662 outstanding at June 30, 2004, which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.

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

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS - Exhibit 31.1 and 31.2 - Certification under Section 302 of the Sarbanes-Oxley Act of 2002 - Exhibit 32.1 and 32.2 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K - Dated May 11, 2004, Regulation FD disclosure of Company’s earnings release for the first fiscal quarter ended March 31, 2004.

(9)

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE ROYALTY COMPANY

August 10, 2004	/s/ H W Peace II

Date	H W Peace II, President and Chief Executive Officer

August 10, 2004	/s/ Michael C. Coffman

Date	Michael C. Coffman,
Vice President,
Chief Financial Officer and Secretary and Treasurer

(10)