Form 10-K
period 2004-09-30
PANHANDLE ROYALTY CO
filed 2004-12-21
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004

Commission File Number: 0-9116

PANHANDLE ROYALTY COMPANY

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Centre, Suite 305, 5400 North Grand Blvd., Oklahoma City, OK 73112

(Address of principal executive offices)                                              (Zip code)

Registrant’s telephone number: (405) 948-1560

Securities registered under Section 12(b) of the Act:

CLASS A COMMON STOCK (VOTING)	AMERICAN STOCK EXCHANGE
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Act:
          (Title of Class)

CLASS B COMMON STOCK (NON-VOTING) $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant’s common stock, at March 31, 2004, was $64,613,932. As of December 3, 2004, 4,189,783 shares of Class A Common stock were outstanding.

Documents Incorporated By Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in February 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

As used in this report, “SEC” means the United States Securities and Exchange Commission, “Bbl” means barrel, “Mcf” means thousand cubic feet, “Mcf/D” means thousand cubic feet per day, “Mcfe” means natural gas stated on an MCF basis and crude oil converted to a thousand cubic feet of natural gas equivalent by using the ratio of one Bbl of crude oil to six Mcf of natural gas, “PV-10” means estimated pretax present value of future net revenues discounted at 10% using SEC rules, “gross” wells or acres are the wells or acres in which the Company has a working interest, and “net” wells or acres are determined by multiplying gross wells or acres by the Company’s net revenue interest in such wells or acres. References to years 2001-2005 refer to the Company’s fiscal years ended September 30, each year.

PART I

ITEM 1 BUSINESS

     GENERAL

     Panhandle Royalty Company (“Panhandle” or the “Company”) is an Oklahoma Corporation, organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. Panhandle’s authorized and registered stock consisted of 100,000 shares of $1.00 par value Class A common stock. In 1982, the Company split the stock on a 10-for-1 basis and reduced the par value to $.10, resulting in 1,000,000 shares of authorized Class A Common stock. In May 1999, the Company’s shareholders voted to increase the authorized Class A Common stock of the Company to 6,000,000 shares and to split the shares on a three-for-one basis. In addition, voting rights for the shares were changed from one vote per shareholder to one vote per share. In February 2004, the Company’s shareholders voted to increase the authorized Class A Common Stock of the Company to 12,000,000 shares and to split the shares on a two for one basis.

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

     The Company’s office is located at Grand Centre, Suite 305, 5400 North Grand Blvd., Oklahoma City, OK 73112 (405)948-1560, FAX (405)948-2038. Its website is located at www.panra.com.

     BUSINESS STRATEGY

     The majority of Panhandle’s revenues are derived from the production and sale of oil and natural gas. See “Item 8 — Financial Statements”. The Company’s oil and gas holdings, including its mineral interests and its interests in producing wells, both working interests and royalty interests, are centered in Oklahoma with some activity in New Mexico and Texas. See “Item 2 - Description of Properties”. Exploration and development of the Company’s oil and gas properties are conducted in association with operating oil and gas companies, including major and independent companies. The Company does not operate any of its oil and gas properties. The Company has been an active participant for many years in wells drilled on the Company’s mineral properties and in third party drilling prospects. A large percentage of the Company’s recent drilling participations have been on properties in which the Company has mineral interests and in many cases already owns an interest in a producing well in the unit. This “increased

(1)

density” drilling has accounted for a large part of the successful oil and gas wells completed during these years and has added significant reserves for the Company. The Company acquired additional mineral interest properties, both producing and non-producing and interests in approximately 2000 wells in the Wood acquisition. Several of the mineral properties and well interests were in areas where the Company had no mineral holdings, thus expanding the Company’s area of interest.

     PRINCIPAL PRODUCTS AND MARKETS

     The Company’s principal products are crude oil and natural gas. These products are sold to various purchasers, including pipeline and marketing companies, which are generally located in and service the areas where the Company’s producing wells are located. The Company does not act as operator for any of the properties in which it owns an interest, thus it relies on the operating expertise of numerous companies that operate in the areas where the Company owns mineral interests. This expertise includes drilling operations and completions, producing well operations and, in some cases, the marketing or purchasing of the well’s production. Natural gas sales are principally handled by the well operator and are normally contracted on a monthly basis with third party gas marketers and pipeline companies. Payment for gas sold is received either from the contracted purchasers or the well operator. Crude oil sales are generally handled by the well operator and payment for oil sold is received from the well operator or from the crude oil purchaser.

     In general, prices of oil and gas are dependent on numerous factors beyond the control of the Company, such as competition, international events and circumstances, including actions taken by the Organization of Petroleum Exporting Countries (OPEC), and economic, political and regulatory developments. Since demand for natural gas is generally highest during winter months, prices received for the Company’s natural gas are subject to seasonal variations. The Company has not engaged in price hedging on its oil or gas production.

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

(2)

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

     MAJOR CUSTOMERS

     The Company’s oil and gas production is sold by the well operators, in most cases, to many different purchasers on a well-by-well basis. During fiscal 2004, sales to ONEOK, through well operators, accounted for approximately 10% of the Company’s total revenues. Generally, if one purchaser declines to continue purchasing the Company’s oil and natural gas, several other purchasers can be located, especially in the current market environment for natural gas. Pricing is usually reasonably consistent from purchaser to purchaser.

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

     The State of Oklahoma and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. These states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. These statutes and regulations currently limit the rate at which oil and gas can be produced from certain of the Company’s properties. As previously discussed, the well operators are relied upon by Panhandle to comply with governmental regulations.

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

(3)

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

(4)

     EMPLOYEES

     At September 30, 2004, Panhandle employed sixteen persons on a full-time basis and has no part-time employees. Four of the employees are executive officers and one is a director of the Company.

ITEM 2 PROPERTIES

     As of September 30, 2004, Panhandle’s principal properties consisted of perpetual ownership of 259,211 net mineral acres, held principally in tracts in Oklahoma, New Mexico and Texas and 19 other states. The Company also held leases on 18,781 net acres of minerals in Louisiana, Oklahoma and Texas. At September 30, 2004, Panhandle held small royalty and/or working interests in 5,022 producing oil or gas wells, and 78 wells in the process of being drilled or completed.

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

     ACREAGE

     The following table of mineral interests owned reflects, as of September 30, 2004, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

     MINERAL INTERESTS

			Net	Gross	Net	Gross	Net	Gross
	Net	Gross	Acres	Acres	Acres	Acres	Acres	Acres
	Acres	Acres	Prod’g	Prod’g	Leased	Leased	Open	Open
State			(1)	(1)	(2)	(2)	(3)	(3)
Arkansas	10,050	44,596	1,073	2,836			8,977	41,760
Colorado	8,326	39,299	109	219	31	200	8,186	38,880
Florida	6,839	13,849					6,839	13,849
Illinois	1,068	4,979	40	261			1,028	4,718
Kansas	3,122	11,976	112	1,120	40	160	2,970	10,696
Montana	1,007	17,947					1,007	17,947
Nebraska	1,319	13,249					1,319	13,249
North Dakota	11,179	64,286					11,179	64,286
New Mexico	57,396	174,460	1,335	6,200	47	125	56,014	168,135
Oklahoma	113,089	940,620	29,616	242,845	2,509	20,388	80,964	677,387
South Dakota	1,825	9,300					1,825	9,300
Texas	43,085	361,182	7,173	88,872	877	4,987	35,035	267,323
OTHER	906	6,112					906	6,112

Total:	259,211	1,701,855	39,458	342,353	3,504	25,860	216,249	1,333,642

(1)	“Producing” represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.

(2)	“Leased” represents the mineral acres, owned by Panhandle, that are leased to third parties but not producing.

(3)	“Open” represents mineral acres owned by Panhandle that are not leased or in production.

(5)

     The following table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production.

     LEASES

					Net Acres
	Net	Lease Acres			Held by
State	Acres	Expiring			Production
		2005	2006	2007
Kansas	2,117	—	—	—	2,117
Oklahoma	14,442	469	645	908	12,420
Texas	396	—	—	64	332
New Mexico	528	—	—	—	528
Other	1,298	—	—	—	1,298

TOTAL	18,781	469	645	972	16,695

     PROVED RESERVES

     The following table summarizes estimates of the proved reserves of oil and gas held by Panhandle. All reserves are located within the United States. Because the Company’s non-producing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico and Texas and because the Company is a non-operator and must rely on third parties to propose and drill wells, it is not feasible to provide estimates of all proved undeveloped reserves and associated future net revenues. Prior to fiscal 1995, the Company did not provide estimates of any proved undeveloped reserves. Beginning in 1995 the Company directed its consulting petroleum engineering firm to include proved undeveloped reserves in certain significant areas in the scope of properties evaluated for the Company. The Company, expects drilling to continue in these areas for the next several years, and thus made the decision to provide limited proved undeveloped reserve estimates for these areas. All reserve quantity estimates were prepared by Campbell & Associates, Inc., Norman, Oklahoma, a consulting petroleum engineering firm. The Company’s reserve estimates were not filed with any other federal agency. These reserves exclude approximately 1.2 mmcf of CO2 gas reserves for all years presented.

	Barrels of Oil	MCF of Gas
Proved Developed Reserves
September 30, 2004	710,513	24,086,120
September 30, 2003	703,400	23,599,473
September 30, 2002	820,790	22,896,330
Proved Undeveloped Reserves
September 30, 2004	49,729	4,164,633
September 30, 2003	132,575	4,670,400
September 30, 2002	294,415	5,219,570
Total Proved Reserves
September 30, 2004	760,242	28,250,753
September 30, 2003	835,978	28,269,873
September 30, 2002	1,115,205	28,115,900

(6)

     Because the determination of reserves is a function of testing, evaluating, developing oil and gas reservoirs and establishing a production decline history, along with product price fluctuations, estimates will change as future information concerning those reservoirs is developed and as market conditions change. Estimated reserve quantities and future net revenues are affected by changes in product prices, and these prices have varied substantially in recent years. Proved developed reserves are those expected to be recovered through existing well bores under existing economic and operating conditions. Proved undeveloped reserves are reserves that may be recovered from undrilled acreage, but are limited to those sites directly offsetting established production units and have sufficient geological data to indicate a reasonable expectation of commercial success.

     ESTIMATED FUTURE NET CASH FLOWS

     Set forth below are estimated future net cash flows with respect to Panhandle’s proved reserves (based on the estimated units set forth in the immediately preceding table) as of year ends, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by the rules and regulations of the Securities and Exchange Commission. Estimated future net cash flows have been computed by applying current year-end prices to future production of proved reserves less estimated future expenditures (based on costs as of year end) to be incurred with respect to the development and production of such reserves. Such pricing is based on SEC guidelines. No federal income taxes are included in estimated costs. However, the amounts are net of operating costs and production taxes levied by respective states. Prices used for determining future cash flows from oil and natural gas for the periods ended September 30, 2004, 2003, 2002 were as follows: 2004 -$44.68, $5.42; 2003 — $27.39, $4.43; 2002 — $27.76, $3.12. These future net cash flows should not be construed as the fair market value of the Company’s reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price increases or decreases. The future net cash flows are net of $413,854 undiscounted and $253,842 discounted at 10% from CO2 reserves.

Estimated Future Net Cash Flows

	9-30-04	9-30-03	9-30-02
Proved Developed	$129,410,259	$97,847,582	$76,081,978
Proved Undeveloped	$18,782,490	$17,893,760	$18,572,672

Total Proved	$148,192,749	$115,741,342	$94,654,650

10% Discounted Present Value of Estimated Future Net Cash Flows

	9-30-04	9-30-03	9-30-02
Proved Developed	$84,400,194	$63,591,623	$49,485,409
Proved Undeveloped	$12,812,424	$11,905,681	$11,868,812

Total Proved	$97,212,618	$75,497,304	$61,354,221

(7)

     OIL AND GAS PRODUCTION

     The following table sets forth the Company’s net production of oil and gas for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
	9-30-04	9-30-03	9-30-02
Bbls — Oil	114,986	112,746	132,514
MCF — Gas	3,863,277	3,926,124	3,897,084

     Gas production includes 176,605, 152,384 and 145,686 MCF of CO2 sold at average prices of $.41, $.32 and $.27 per MCF for the years ended September 30, 2004, 2003 and 2002, respectively.

Average Sales Prices and Production Costs

     The following table sets forth unit price and cost data for the fiscal periods indicated.

	Year	Year	Year
	Ended	Ended	Ended
	9-30-04	9-30-03	9-30-02
Average Sales Price
Per Bbl Oil	$35.89	$29.30	$22.48
Per MCF Gas	$5.03	$4.79	$2.59
Average Production (Lifting Cost)
(Per MCFE of Gas)
(1)	$.48	$.46	$.36
(2)	$.42	$.41	$.28

	$.90	$.87	$.64

(1)	Includes actual well operating costs only.

(2)	Includes production taxes, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.

     A substantial number of the Company’s producing well interests are royalty interests, which bear no share of the operating costs.

     GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

     The following table sets forth Panhandle’s gross and net productive oil and gas wells as of September 30, 2004. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

	Gross Wells	Net Wells
Oil	935	26.2430
Gas	4,087	82.8126

TOTAL	5,022	109.0556

     Information on multiple completions is not available from Panhandle’s records, but the number of such is insignificant.

(8)

     As of September 30, 2004, Panhandle owned 342,353 gross developed mineral acres and 39,458 net developed mineral acres. Panhandle has also leased from others 177,606 gross developed acres, which contain 16,695 net developed acres.

     UNDEVELOPED ACREAGE

     As of September 30, 2004, Panhandle owned 1,333,642 gross and 216,249 net undeveloped mineral acres, and leases on 28,399 gross and 2,086 net acres.

     DRILLING ACTIVITY

     The following net productive development and exploratory wells and net dry development and exploratory wells, in which the Company had a fractional royalty or working interest, were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

	Net Productive	Net Dry
	Wells	Wells
Development Wells
Fiscal year ending September 30, 2002	4.059870	1.146157
Fiscal year ending September 30, 2003	4.986539	.462544
Fiscal year ending September 30, 2004	4.362204	.322523
Exploratory Wells
Fiscal year ending September 30, 2002	1.416253	.550419
Fiscal year ending September 30, 2003	1.117805	.541950
Fiscal year ending September 30, 2004	1.245048	.305172
Purchased Wells
Fiscal year ending September 30, 2002	53.246100	0
Fiscal year ending September 30, 2003	.113069	0
Fiscal year ending September 30, 2004	.009749	0

(9)

     PRESENT ACTIVITIES

     The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 2004, in which Panhandle owns a royalty or working interest.

	Gross Wells	Net Wells
Oil	15	.454565
Gas	63	1.818652

     OTHER FACILITIES

     The Company leases approximately 8,189 square feet of office space in Oklahoma City, OK. The obligation under this lease will end in 2008.

ITEM 3 LEGAL PROCEEDINGS

     There were no material legal proceedings involving Panhandle or its subsidiary, as of the date of this report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Panhandle’s security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Class A Common Stock (“Common Stock”) is listed on the American Stock Exchange (symbol PHX). The following table sets forth the high and low trade prices of the Common Stock during the periods indicated (all share and per share amounts, are adjusted for a 2-for-1 stock split, which was effective April 16, 2004):

Quarter Ended	High	Low
December 31, 2002	$10.10	$6.00
March 31, 2003	$9.07	$7.63
June 30, 2003	$11.92	$7.47
September 30, 2003	$11.96	$10.70
December 31, 2003	$15.68	$10.94
March 31, 2004	$19.35	$13.22
June 30, 2004	$19.27	$14.31
September 30, 2004	$17.80	$14.76

(10)

     As of December 3, 2004, the approximate number of holders of shares of Panhandle Common Stock was:

Title of Class	Number of Holders
Class A Common (Voting)	3,190

     During the past two years, cash dividends have been paid as follows on the Common Stock:

Date	Rate Per Share
December 2002	$.035
March 2003	$.035
June 2003	$.035
September 2003	$.035
December 2003	$.04
March 2004	$.04
June 2004	$.05
September 2004	$.05

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

	Year Ended September 30,
	2004(A)	2003(A)	2002(A)	2001	2000
Revenues
Oil & Gas Sales	$23,578,615	$22,098,198	$13,080,754	$12,546,055	$9,091,920
Lease Bonuses	115,938	72,765	41,497	17,991	82,030
Interest & Other	912,056	285,075	469,146	231,876	104,024

	$24,606,609	$22,456,038	$13,591,397	$12,795,922	$9,277,974

Costs & Expenses
Lease Oper. Exp & Prod. Taxes	$4,098,124	$4,013,572	$3,001,449	$1,771,789	$1,458,935
Exploration Costs (B)	236,939	469,224	417,971	947,046	514,739
Depr. Depl. Amortization	6,115,500	5,783,457	5,845,779	1,670,961	1,789,491
Provision for Impairment	841,687	692,220	1,116,234	848,535	262,998
Gen. & Administrative	3,033,437	2,666,177	2,263,908	1,689,426	1,450,241
Interest Expense	488,097	699,266	895,997	779	15,643

	$14,813,784	$14,323,916	$13,541,338	$6,928,536	$5,492,047

(11)

	Year Ended September 30,
	2004 (A)	2003 (A)	2002 (A)	2001	2000
Income before Provision (Benefit) for Income Taxes	$9,792,825	$8,132,122	$50,059	$5,867,386	$3,785,927
Cumulative effect of accounting changes, net of taxes of $28,500 (C)	—	46,500	—	—	—
Provision (Benefit) for Income Taxes	3,063,000	2,217,000	(293,000)	1,600,000	925,000

Net Income	$6,729,825	$5,961,622	$343,059	$4,267,386	$2,860,927

Diluted Earnings per share	$1.59	$1.42	$.08	$1.02	$.69
Dividends Declared per share	$.18	$.14	$.14	$.18	$.14
Weighted Average Shares Outstanding
Basic	4,178,783	4,162,744	4,135,744	4,120,218	4,110,940
Diluted	4,228,801	4,207,426	4,179,944	4,170,088	4,154,860
Net Cash Provided by Operating Activities	$15,529,639	$13,198,368	$7,481,195	$9,302,965	$5,366,066
Total Assets	$54,186,362	$49,402,534	$44,837,068	$25,279,684	$16,210,327
Long-Term Debt	$8,516,657	$12,666,661	$14,024,000	$4,050,000	$0
Shareholders Equity	$28,700,515	$22,527,685	$16,953,294	$16,995,050	$13,353,814

All share and per share amounts, are adjusted for the effect of the 2-for-1 stock split which was effective April 16, 2004.

(A)	2002, 2003 and 2004 results included are consolidated amounts of Panhandle Royalty Company and its wholly owned subsidiary Wood Oil Company, acquired October 1, 2001.

(B)	The Company uses the successful efforts method of accounting for its oil and gas activities.

(C)	Represents the income effect of the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations on October 1, 2003. See Note 1: Summary of Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements for a complete discussion.

(12)

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements for 2005 and later periods are made throughout this report. Such statements represent estimates of management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to oil and natural gas price risk, environmental risk, drilling risk, reserve quantity risk and operations and production risks. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

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

     The following table reflects certain operating data for the periods presented:

	For the Year Ended September 30,
	2004	2003	2002
Production:
Oil (Bbls)	114,986	112,746	132,514
Gas (MCF)	3,863,277	3,926,124	3,897,084
Average Sales Price:
Oil (per Bbl)	$35.89	$29.30	$22.48
Gas (per MCF)	$5.03	$4.79	$2.59

     RESULTS OF OPERATIONS

     2004 COMPARED TO 2003

     OVERVIEW

     The Company recorded a net income of $6,729,825 in 2004, compared to a net income of $5,961,622 in 2003. Total revenues were larger as a result of increased oil and gas sales revenues generated by increases in the average sales prices of oil and natural gas in 2004 as compared to 2003. It currently appears oil and gas sales prices will remain at the levels seen in 2004, or even slightly increased, for at least the next year.

     REVENUES

     Total revenues increased 10% to $24,606,609 in 2004 compared to $22,456,038 in 2003. The increase was due to increases in the average sales price for oil and natural gas in 2004. Production volumes were basically flat in 2004 compared to 2003. New production from the Company’s drilling activity almost replaced the normal production decline of existing gas wells, thus, gas production declined only 2%. Oil wells beginning production in 2004 replaced the decline of existing oil well production, and increased oil production 2%.

(13)

     LEASE OPERATING EXPENSES AND PRODUCTION TAXES (LOE)

     LOE continues to increase each year as the Company increases the number of working interest wells in which it has an interest and due to normal inflation of costs. Gross production taxes are paid as a percentage of oil and gas sales revenues and thus, increased in 2004 due to the increase in oil and gas sales revenues.

     EXPLORATION COSTS

     Exploration costs decreased $232,285 or 50% in 2004 as compared to 2003. The Company utilizes the successful efforts method of accounting for oil and gas operations thus, only exploratory dry holes result in their costs being charged to exploration costs. In fiscal 2004, there were no high cost exploratory dry holes.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     DD&A increased $332,043 or 6% in 2004 as compared to 2003. The increase is due to several new wells, with large cost basis, going on production in 2004 and having high initial production rates. These production rates and the large cost basis resulted in the increase in DD&A.

     PROVISON FOR IMPAIRMENT

     The provision for impairment increased $149,467 or 22% in 2004 as compared to 2003. This increase was the result of several older fields’ fair values being reduced along with several individual wells, which were completed and began production in 2004, having a fair value at year-end less than their book value, as their initial production rates were substantially less than expected.

     GENERAL AND ADMINISTRATIVE COSTS (G&A)

     G&A costs increased $367,260 or 14% in 2004. Personnel related expenses (including salaries, payroll taxes, insurance and ESOP expenses) increased approximately $203,000 in 2004. G&A expense related to the Non-Employee Directors Deferred Compensation Plan (the “Plan”) increased approximately $130,000 in 2004. The increase resulted from the Company recognizing a charge to G&A to adjust the potential shares in the Plan to market price at September 30, 2004. The non-employee directors have taken these potential shares, rather than a cash payment for their directors fees.

     INTEREST EXPENSE

     Interest expense decreased $211,169 or 30% in 2004. The decrease was due to lower average outstanding debt balances during 2004.

     PROVISION FOR INCOME TAXES

     The provision for income taxes increased in 2004, due to increased income before taxes (as discussed above). The Company continued to be able to utilize excess percentage depletion on its oil and gas properties to reduce its tax liability, and its effective tax rate from the federal and state statutory rates. The effective tax rate was approximately 31% in 2004, 27% in 2003, while a tax benefit was provided in 2002.

(14)

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Company had positive working capital of $1,941,634 as compared to $1,335,344 at September 30, 2003. The increase in working capital at September 30, 2004 compared to September 30, 2003, is the result of increased oil and gas sales revenues during 2004, which is discussed in Results of Operation above. Cash flow from operating activities increased 16% to $15,529,639 for fiscal 2004, as compared to fiscal 2003, primarily due to the increase in oil and gas sales prices.

     Capital expenditures for oil and gas activities for 2004 amounted to $10,960,810, as compared to $9,195,916 for 2003. The Company has historically funded its capital expenditures, overhead costs and dividend payments from operating cash flow. Due to the increased capital expenditure level in 2004, the Company borrowed on its revolving bank loan to help fund those expenditures. However, as a result of the increased cash flow from higher prices received for natural gas in fiscal 2004, the Company was able to reduce its bank debt by a net of $4,150,004. Approximately $12 million is available under the Company’s current bank debt facility for capital expenditures, acquisitions or any combination of uses. Further, the credit facility could be increased, if needed, for a large acquisition. The Company expects to increase its capital expenditure level to approximately $12 million in 2005. Funds for this level of expenditures will come from cash flow and/or bank debt, if required.

     CONTRACTUAL OBLIGATIONS

     The Company has a credit facility with BancFirst of Oklahoma City, Oklahoma. The facility consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the facility is $22,500,000. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2006. Monthly payments on the term loan are $166,667, plus accrued interest, beginning on May 1, 2003. Borrowings under the revolving loan are due at maturity. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (4.0% at September 30, 2004) or LIBOR (for one, three or six month periods), plus 1,80%. The Company, at September 30, 2004, has elected the prime rate option.

     The total outstanding borrowings under both the term loan and the revolving line of credit may not exceed the borrowing base, which is $22.5 million as of September 30, 2004. Subsequent determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At September 30, 2004 the Company was in compliance with the covenants.

     The table below summarizes the Company’s contractual obligations as of September 30, 2004:

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$10,516,661	$2,000,004	$7,350,008	$1,166,649	—

(15)

     2003 COMPARED TO 2002

     OVERVIEW

     The Company recorded a net income of $5,961,622 in 2003, compared to a net income of $343,059 in 2002. Total revenues were larger as a result of significantly increased oil and gas sales revenues generated by increases in the average sales prices of oil and natural gas in 2003 as compared to 2002.

     REVENUES

     Total revenues increased 65% to $22,456,038 in 2003 compared to $13,591,397 in 2002. The increase was due to a large increase in the average sales price for natural gas in 2003; offset some what by a 15% decrease in oil production volumes in 2003. Gas production volume was basically flat in 2003 compared to 2002. New production from the Company’s drilling activity replaced the normal production decline of existing gas wells allowing gas production to remain flat. Fewer oil wells have been drilled in recent years, thus, oil production continues to decline as existing wells production continues its normal decline.

     LEASE OPERATING EXPENSES AND PRODUCTION TAXES (LOE)

     LOE continues to increase each year as the Company increases the number of working interest wells in which it has an interest and due to normal inflation of costs. The Company participated in a record number of working interest wells in 2003. Gross production taxes are paid as a percentage of oil and gas sales revenues and thus increased substantially in 2003 due to the large increase in oil and gas sales revenues.

     EXPLORATION COSTS

     Exploration costs increased $51,253 or 12% in 2003 as compared to 2002. The increased costs were primarily dry hole costs. As previously mentioned, the Company participated in a record number of wells in 2003, several of which were exploratory wells. As the Company utilizes the successful efforts method of accounting for oil and gas operations exploratory dry holes result in the expensing of all costs associated with those wells. Several of the exploratory wells drilled in 2003 were dry holes.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

     DD&A declined $62,322 or 1% in 2003. The decline was principally due to decreased oil production volume in 2003; reducing the units of production, DD&A on the Company’s oil properties.

     PROVISON FOR IMPAIRMENT

     The provision for impairment of the Company’s oil and gas properties decreased $424,014, or 38% in 2003. This decrease can be principally attributed to the higher market price for natural gas at year-end 2003 as compared to year-end 2002, which increased the fair value of the Company’s oil and gas properties in 2003 as compared to the carrying amount of the properties.

     GENERAL AND ADMINISTRATIVE COSTS (G&A)

     G&A costs increased $402,269 in 2003. Personnel related expenses (including salaries, payroll taxes, insurance expenses and ESOP expenses) increased approximately $137,000 in 2003. G&A expense

(16)

related to the Non-Employee Directors Deferred Compensation Plan (“the Plan”) increased approximately $180,000 in 2003. This increase was a result of the Company recognizing a charge to general and administrative expense to adjust the potential shares in the Plan to market price at September 30, 2003, versus a minimal charge in 2002 for the same adjustment. The Non-Employee directors have taken these potential shares, rather than a cash payment for their director’s fees. In addition, the Company incurred expenses of approximately $50,000 upon listing its shares on the American Stock Exchange in 2003.

     INTERST EXPENSE

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

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, the Company had positive working capital of $1,335,344 as compared to negative working capital of $2,399,457 at September 30, 2002. The increase in working capital from September 30, 2002 to September 30, 2003, is the result of increased oil and gas sales revenues during 2003, which is discussed in “Results of Operation” above, and the reduction in the current portion of long-term debt by $2,000,000. This reduction in the current portion of long-term debt is the result of the restructuring of the Company’s bank debt in March 2003. The fixed monthly principal payment on the bank debt was reduced from $333,000 to $166,667. For a further discussion of the Company’s bank debt see “Note 4: Long Term Debt” of Notes to the Condensed Consolidated Financial Statements. Cash flow from operating activities increased 76% to $13,198,368 for fiscal 2003, as compared to fiscal 2002, primarily due to a significant increase in product sales prices.

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

(17)

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

(18)

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

ITEM 7 A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to either the national prime rate minus 3/4% or LIBOR for one, three or six month periods, plus 1.8%. At September 30, 2004, a 1% change in the prime interest rate would result in approximately a $33,500 change in annual interest expense. The Company has a $10,000,000 term loan (outstanding balance of $7,166,661 at September 30, 2004) which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.

ITEM 8 FINANCIAL STATEMENTS

Report of Independent Auditors	20
Consolidated Balance Sheets As of September 30, 2004 and 2003	21-22
Consolidated Statements of Income for the Years Ended September 30, 2004, 2003 and 2002	23
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002	24
Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002	25-26
Notes to Consolidated Financial Statements	27-41

(19)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Panhandle Royalty Company

We have audited the accompanying consolidated balance sheets of Panhandle Royalty Company (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Royalty Company at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States.

Ernst & Young, LLP
Oklahoma City, Oklahoma
December 6, 2004

(20)

Panhandle Royalty Company
Consolidated Balance Sheets

	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$642,343	$593,006
Oil and gas sales receivable	4,962,992	3,989,877
Income tax and other receivables	239,895	117,422

Total current assets	5,845,230	4,700,305
Property and equipment at cost, based on successful efforts accounting:
Producing oil and gas properties	74,928,073	65,342,062
Non-producing oil and gas properties	9,790,377	9,610,757
Furniture and fixtures	471,564	405,514

	85,190,014	75,358,333
Less accumulated depreciation, depletion, and amortization	37,755,438	31,685,848

Net properties and equipment	47,434,576	43,672,485
Investment in partnerships, at equity	659,399	782,587
Other	247,157	247,157

Total assets	$54,186,362	$49,402,534

(Continued on next page.)

(21)

Panhandle Royalty Company
Consolidated Balance Sheets

	September 30,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$825,941	$552,201
Accrued liabilities:
Deferred compensation	864,333	519,783
Interest	30,936	40,213
Other	182,382	121,972
Income taxes payable	—	130,788
Long-term debt due within one year	2,000,004	2,000,004

Total current liabilities	3,903,596	3,364,961
Long-term debt	8,516,657	12,666,661
Deferred income taxes	12,249,000	10,315,000
Asset retirement obligation and other noncurrent liabilities	816,594	528,227
Stockholders’ equity:
Class A voting common stock, $.0166 par value; 6,000,000 shares authorized, 4,189,783 issued and outstanding (4,158,846 in 2003)	69,830	69,637
Capital in excess of par value	1,286,850	1,091,886
Retained earnings	27,343,835	21,366,162

Total stockholders’ equity	28,700,515	22,527,685

Total liabilities and stockholders’ equity	$54,186,362	$49,402,534

See accompanying notes.

(22)

Panhandle Royalty Company
Consolidated Statements of Income

	Year ended September 30,
	2004	2003	2002
Revenues:
Oil and gas sales	$23,578,615	$22,098,198	$13,080,754
Lease bonuses and rentals	115,938	72,765	41,497
Interest	5,436	13,580	36,743
Income from partnerships and other	906,620	271,495	432,403

	24,606,609	22,456,038	13,591,397
Costs and expenses:
Lease operating expenses and production taxes	4,098,124	4,013,572	3,001,449
Exploration costs	236,939	469,224	417,971
Depreciation, depletion, and amortization	6,115,500	5,783,457	5,845,779
Provision for impairment	841,687	692,220	1,116,234
General and administrative	3,033,437	2,666,177	2,263,908
Interest expense	488,097	699,266	895,997

	14,813,784	14,323,916	13,541,338

Income before provision for income taxes and cumulative effect of accounting change	9,792,825	8,132,122	50,059
Provision (benefit) for income taxes	3,063,000	2,217,000	(293,000)

Net income before cumulative effect of accounting change	6,729,825	5,915,122	343,059

Cumulative effect of accounting changes, net of taxes of $28,500	—	46,500	—

Net income	$6,729,825	$5,961,622	$343,059

Basic earnings per common share:
Income before cumulative effect of accounting change	$1.61	$1.42	$.08
Cumulative effect of accounting change	—	.01	—

Net income	1.61	1.43	.08

Diluted earnings per common share:
Income before cumulative effect of accounting change	1.59	1.41	.08
Cumulative effect of accounting change	—	.01	—

Net income	$1.59	$1.42	$.08

See accompanying notes.

(23)

Panhandle Royalty Company
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital in
			Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
Balances at September 30, 2002	4,158,846	$69,314	$896,643	$15,987,337	$16,953,294
Purchases and cancellation of common shares	(108)	(2)	(776)	—	(778)
Issuance of common shares to ESOP	13,284	222	152,676	—	152,898
Issuance of common shares to directors for services	6,180	103	43,343	—	43,446
Dividends declared ($.14 per share)	—	—	—	(582,797)	(582,797)
Net income	—	—	—	5,961,622	5,961,622

Balances at September 30, 2003	4,178,202	69,637	$1,091,886	$21,366,162	$22,527,685
Issuance of common shares to ESOP	10,058	168	172,830	—	172,998
Issuance of common shares to directors for services	1,523	25	22,134	—	22,159
Dividends declared ($.18 per share)	—	—	—	(752,152)	(752,152)
Net income	—	—	—	6,729,825	6,729,825

Balances at September 30, 2004	4,189,783	$69,830	$1,286,850	$27,343,835	$28,700,515

See accompanying notes.

(24)

Panhandle Royalty Company
Consolidated Statements of Cash Flows

	Year ended September 30,
	2004	2003	2002
Operating Activities
Net income	$6,729,825	$5,961,622	$343,059
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(46,500)	—
Depreciation, depletion, amortization, and impairment	6,957,186	6,475,677	6,962,013
Deferred income taxes	1,920,000	1,676,000	(453,000)
Deferred lease bonus	288,028	67,673	8,744
Exploration costs	236,939	469,224	417,971
Gain on sale of assets	(6,959)	(38,378)	(179,037)
Equity in earnings of partnerships	(246,573)	(133,836)	(77,015)
Common stock issued to Employee Stock Ownership Plan/Directors for Services	195,156	152,898	118,684
Cash provided (used) by changes in assets and liabilities, net of amounts acquired in Wood Oil acquisition:
Oil and gas sales and other receivables	(1,121,476)	(1,456,628)	191,908
Prepaid expenses and other	96,893	(111,713)	655,501
Accounts payable and accrued liabilities	669,422	61,604	(517,696)
Income taxes payable	(203,141)	120,725	10,063

Total adjustments	8,785,475	7,236,746	7,138,136

Net cash provided by operating activities	15,515,300	13,198,368	7,481,195
Investing Activities
Capital expenditures, including dry hole costs	(10,946,471)	(9,195,916)	(6,967,767)
Acquisition of Wood, net of cash acquired		—	(15,229,466)
Distributions received from partnerships	369,761	252,856	191,685
Investment in partnerships	—	(45,000)	(90,000)
Proceeds from sale of assets	12,903	76,772	1,371,272

Net cash used in investing activities	(10,563,807)	(8,911,288)	(20,724,276)

Continued on next page.

(25)

Panhandle Royalty Company
Consolidated Statements of Cash Flows (continued)

	Year ended September 30
	2004	2003	2002
Financing Activities
Borrowings under debt agreement	$6,825,000	$1,525,000	$18,100,000
Payments of loan principal	(10,975,004)	(4,878,335)	(4,130,000)
Purchase and cancellation of common shares	0	(778)	(4,110)
Payments of dividends	(752,152)	(582,797)	(578,943)

Net cash provided by (used in) financing activities	(4,902,156)	(3,936,910)	13,386,947

Increase (decrease) in cash and cash equivalents	49,337	350,170	143,866
Cash and cash equivalents at beginning of year	593,006	242,836	98,970

Cash and cash equivalents at end of year	$642,343	$593,006	$242,836

Supplemental Disclosures of Cash Flow Information
Interest paid	$496,441	$727,153	$829,430
Income taxes paid, net of refunds received	1,344,321	456,338	(215,687)

See accompanying notes.

(26)

Panhandle Royalty Company
Notes to Consolidated Financial Statements

September 30, 2004, 2003 and 2002

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

Oil and Gas Sales and Gas Imbalances

The Company sells oil and natural gas to various customers, recognizing revenues as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where it has underproduced or overproduced its ownership percentage in a property. Under this method, a receivable or liability is recorded to the extent that an underproduced or overproduced position in a reservoir cannot be recouped through the production of remaining reserves. At September 30, 2004 and 2003, the Company had no material gas imbalances.

Charges for gathering and transportation are included in lease operating expenses and production taxes.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from purchasers of oil and natural gas or operators of the oil and gas properties. Oil and natural gas sales are generally unsecured. The Company has not experienced significant credit losses in prior years and is not aware of any significant uncollectible accounts at September 30, 2004.

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

Non-producing oil and gas properties include non-producing minerals, which have a net book value of $6,593,777 at September 30, 2004, consisting of perpetual ownership of mineral interests in several states, including Oklahoma, Texas and New Mexico. These costs are being amortized over a thirty-three year period using the straight-line method. An ultimate determination of whether these properties contain recoverable reserves in economical quantities is expected to be made within this time frame. Impairment of non-producing oil and gas properties is recognized based on experience and management judgment.

In accordance with the provisions of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows. The Company’s oil and gas properties were reviewed for indicators of impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $841,687, $692,220, and, $1,116,234 respectively, for 2004, 2003 and 2002. The majority of the impairment recognized in these years relates to fields comprised of a small number of properties or single wells on which the Company does not expect sufficient future net cash flow to recover its carrying cost.

Asset Retirement Obligations

The adoption of SFAS No. 143 on October 1, 2002 resulted in a net increase to Property and Equipment and Asset Retirement Obligations of approximately $481,000 and $406,000, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligations on the balance sheet. The increase in expense resulting from the accretion of the asset retirement obligation and the depreciation of the additional capitalized well costs was substantially offset by the decrease in depreciation from the Company’s consideration of the estimated salvage values in the calculation. At September 30, 2004 the net increase to Property and Equipment had increased to $728,037 and the Asset Retirement Obligation increased to $602,979.

Environmental Costs

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2004, there were no such costs accrued.

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

The Company applies SOP 93-6 in accounting for its non-leveraged Employee Stock Ownership Plan. Under SOP 93-6 the Company records as expense, the fair market value of the stock at the time of contribution.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, prepaid expenses, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of Company’s long-term debt approximates its carrying amount due to the interest rate on the Company’s term-loan being a fixed rate, which approximated market rates at September 30, 2004, the remaining borrowings bear interest at a variable rate.

(29)

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

(30)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

3. Income Taxes

The Company’s provision for income taxes is detailed as follows:

	2004	2003	2002
Current:
Federal	$1,113,000	$521,000	$150,000
State	30,000	20,000	10,000

	1,143,000	541,000	160,000
Deferred:
Federal	1,851,000	1,607,000	(390,000)
State	69,000	69,000	(63,000)

	1,920,000	1,676,000	(453,000)

	$3,063,000	$2,217,000	$(293,000)

The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes is analyzed below:

	2004	2003	2002
Provision for income taxes at statutory rate	$3,329,561	$2,762,324	$17,521
Percentage depletion	(334,365)	(653,947)	(201,600)
Tight-sands gas credits	—	(20,000)	(77,404)
State income taxes, net of federal benefit	64,350	57,850	(34,419)
Other	3,454	70,773	2,902

	$3,063,000	$2,217,000	$(293,000)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following:

	2004	2003
Deferred tax liabilities:
Financial basis in excess of tax basis, including intangible drilling costs capitalized for financial purposes and expensed for tax purposes	$12,843,000	$11,744,000
Deferred tax assets:
Percentage depletion and alternative minimum tax credit, and state net operating loss carry forwards	233,000	991,000
Financial charges which are deferred for tax purposes	361,000	438,000

	594,000	1,429,000

Net deferred tax liabilities	$12,249,000	$10,315,000

(31)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

4. Long-Term Debt

Long-term debt consisted of the following at September 30:

	2004	2003
Revolving line of credit	$3,350,000	$5,500,000
Term loan	7,166,661	9,166,665

	10,516,661	14,666,665
Current maturities of long-term debt	2,000,004	2,000,004

	$8,516,657	$12,666,661

On March 25, 2003, the Company amended its Loan Agreement with BancFirst of Oklahoma City, Oklahoma. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the Agreement is $22,500,000. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2006. Monthly payments on the term loan are $166,667, plus accrued interest, beginning on May 1, 2003. Borrowings under the revolving loan are due at maturity. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (4.0% at September 30, 2004) or LIBOR (for one, three or six month periods), plus 1.80%. The Company, at September 30, 2004, has elected the prime rate option.

The total outstanding borrowings under both the term loan and the revolving line of credit may not exceed the borrowing base, which is $22.5 million as of September 30, 2004. Subsequent determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At September 30, 2004 the Company was in compliance with the covenants.

The amount of required principal payments for the next five years as of September 30, 2004, are as follows: 2005–$2,000,004, 2006–$5,350,004, 2007–$2,000,004 and 2008–$1,166,649.

(32)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity

On December 18, 2003, the Company’s Board of Directors approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 6,000,000 shares to 12,000,000 shares and effect a 2-for-1 stock split of the outstanding Class A Common Stock and a corresponding reduction of the par value per share from $.03333 to $.01666. On February 27, 2004, these proposals were put forth to a vote of the shareholders, for which a majority of the shareholders voted in favor of each proposal, causing these proposals to become effective on such date. The Class A Common Stock split was effected in the form of a stock dividend, distributed on April 15, 2004, to stockholders of record on April 1, 2004.

All agreements concerning Common Stock of the Company, including the Company’s Employee Stock Ownership Plan and the Company’s commitment under the Deferred Compensation Plan for Non-Employee Directors, provide for the issuance or commitment, respectively, of additional shares of the Company’s stock due to the declaration of the stock split. All references to number of shares, per share, and authorized share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split and increase in authorized shares approved on February 27, 2004, at the Annual Meeting of the Stockholders of the Company.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share. The Company’s diluted earnings per share calculation takes into account certain shares that may be issued under the Non-Employee Directors’ Deferred Compensation Plan (see Note 7).

	Year ended September 30,
	2004	2003	2002
Numerator for primary and diluted earnings per share:
Net income	$6,729,825	$5,961,622	$343,059

Denominator:
For basic earnings per share—weighted average shares	4,178,783	4,162,744	4,135,744
Effect of potential diluted shares:
Directors’ deferred compensation shares	50,018	44,682	44,200

Denominator for diluted earnings per share—adjusted weighted average shares and potential shares	4,228,801	4,207,426	4,179,944

The weighted average shares outstanding, potentially dilutive shares, and earnings per share for 2002 and 2003 have been restated to affect the 2-for-1 stock split discussed in Note 5.

(33)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

7. Employee Stock Ownership Plan

The Company has an employee stock ownership plan that covers substantially all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 2004, 2003 or 2002) or the Company’s common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 249,847 shares of the Company’s common stock held by the plan as of September 30, 2004, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:

Year	Shares	Amount
2004	10,058	$173,125
2003	13,822	$156,978
2002	16,314	$118,684

8. Deferred Compensation Plan for Directors

Effective November 1, 1994, the Company formed the Panhandle Royalty Company Deferred Compensation Plan for Non-Employee Directors (the Plan). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board meeting fees and board committee meeting fees. These shares are unissued and vest at the date of grant. The shares are credited to each director’s deferred fee account at the fair market value of the stock at the date of grant and are adjusted for changes in market value subsequent thereto. Upon retirement, termination or death of the director or upon change in control of the Company, the shares accrued under the Plan will be either issued to the director or may be converted to cash, at the director’s discretion, for the fair market value of the shares on the conversion date as defined by the Plan. As of September 30, 2004, 50,251 shares (45,816 shares at September 30, 2003) are included in the Plan. The Company has accrued $864,334 at September 30, 2004 ($519,783 at September 30, 2003) in connection with the Plan ($344,551, $241,673 and $23,095 was charged to the results of operations for the years ended September 30, 2004, 2003 and 2002, respectively, and is included in general and administrative expense in the accompanying income statement).

(34)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

9. Information on Oil and Gas Producing Activities

All oil and gas producing activities of the Company are conducted within the United States (principally in Oklahoma) and represent substantially all of the business activities of the Company.

During 2004, 2003 and 2002 approximately 10%, 14%, and 17%, respectively, of the Company’s total revenues were derived from gas sales to ONEOK, Inc. The Company also has interests in a field of properties, the production on which accounted for approximately 7%, 9%, and 12% of the Company’s revenues in 2004, 2003 and 2002, respectively.

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion, and amortization as of September 30 is as follows:

	2004	2003
Producing properties	$74,928,073	$65,342,062
Non-producing properties	9,790,377	9,610,757

	84,718,450	74,952,819
Accumulated depreciation, depletion and amortization	(37,424,995)	(31,386,538)

Net capitalized costs	$47,293,455	$43,566,281

Costs Incurred

During the reporting period, the Company incurred the following costs in oil and gas producing activities:

	2004	2003	2002
Property acquisition costs (A)	$612,392	$127,058	$219,306
Exploration costs	1,239,217	1,412,653	1,080,951
Development costs	9,005,341	7,818,988	5,637,430

	$10,856,950	$9,358,699	$6,937,687

(A) Excludes Wood Oil acquisition in 2002 as set forth in Note 2, the cost of which, net of cash acquired, was $15,229,466.

(35)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

10. Supplementary Information on Oil and Gas Reserves (Unaudited)

The following unaudited information regarding the Company’s oil and natural gas reserves is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Because the Company’s non-producing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico, and Texas, it is not economically feasible for the Company to provide estimates of all proved undeveloped reserves. The Company directs its consulting petroleum engineering firm to include proved undeveloped reserves in certain areas of Oklahoma and New Mexico in the scope of properties which are evaluated for the Company.

The Company’s net proved (including certain undeveloped reserves described above) oil and gas reserves, all of which are located in the United States, as of September 30, 2004, 2003 and 2002, have been estimated by Campbell & Associates, Inc., a consulting petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 2004, 2003 and 2002. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

(36)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

10. Supplementary Information on Oil and Gas Reserves (Unaudited) (continued)

Estimated Quantities of Proved Oil and Gas Reserves

Net quantities of proved, developed, and undeveloped oil and gas reserves are summarized as follows:

	Proved Reserves
	Oil	Gas
	(Mbarrels)	(Mmcf)
September 30, 2001	676	17,688
Revisions of previous estimates	(38)	745
Purchases of reserves in place	487	8,519
Extensions and discoveries	123	5,061
Production	(133)	(3,897)

September 30, 2002	1,115	28,116
Revisions of previous estimates	(289)	(1,953)
Extensions and discoveries	123	6,033
Production	(113)	(3,926)

September 30, 2003	836	28,270
Revisions of previous estimates	(50)	(2,489)
Extensions and discoveries	89	6,333
Production	(115)	(3,863)

September 30, 2004	760	28,251

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil	Gas	Oil	Gas
	(Mbarrels)	(Mmcf)	(Mbarrels)	(Mmcf)
September 30, 2001	413	13,236	263	4,452

September 30, 2002	821	22,896	294	5,220

September 30, 2003	703	23,600	133	4,670

September 30, 2004	710	24,086	50	4,165

The above reserve numbers exclude approximately 1.2 mmcf of CO2 gas reserves for years ended September 30, 2004, 2003 and 2002.

(37)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

10. Supplementary Information on Oil and Gas Reserves (Unaudited) (continued)

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

	2004	2003	2002
Future cash inflows	$187,769,949	$148,633,837	$123,668,010
Future production costs	35,447,026	29,036,188	25,022,170
Future development costs	3,716,299	3,856,341	3,991,185
Asset Retirement Obligation	728,037	508,362	–

Future net cash inflows before future income tax expenses	147,878,587	115,232,946	94,654,655
Future income tax expense	40,959,776	31,554,746	25,831,291

Future net cash flows	106,918,811	83,678,200	68,823,364
10% annual discount	37,768,822	29,937,664	24,878,417

Standardized measure of discounted future net cash flows	$69,149,989	$53,740,536	$43,944,947

     Changes in the standardized measure of discounted future net cash flows are as follows:

	2004	2003	2002
Beginning of year	$53,740,536	$43,944,947	$17,629,945
Changes resulting from:
Sales of oil and gas, net of production costs	(19,480,491)	(18,084,626)	(10,079,305)
Net change in sales prices and production costs	23,317,917	20,300,852	15,794,503
Net change in future development costs	91,349	87,405	(665,685)
Net change in asset retirement obligation	(144,078)	(331,601)	–
Extensions and discoveries	20,153,689	15,315,189	10,313,163
Revisions of quantity estimates	(8,026,019)	(8,291,358)	885,028
Purchases of reserves-in-place	–	–	19,370,609
Accretion of discount	7,516,647	6,135,420	2,412,266
Net change in income taxes	(6,413,806)	(4,032,361)	(10,933,161)
Change in timing and other, net	(1,605,755)	(1,303,331)	(782,416)

Net change	15,409,453	9,795,589	26,315,002

End of year	$69,149,989	$53,740,536	$43,944,947

(38)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

11. Quarterly Results of Operations (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations.

	Fiscal 2004
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$4,973,462	$6,184,605	$6,809,770	$6,638,772
Income (loss) before provision for income taxes	1,402,233	2,705,868	3,374,484	2,310,240
Net income (loss)	990,233	1,897,637	2,130,484	1,711,471
Basic earnings (loss) per share	$.24	$.45	$.51	$.41
Diluted earnings (loss) per share	$.24	$.45	$.50	$.40

	Fiscal 2003
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$4,463,748	$6,980,939	$5,662,139	$5,349,212
Income before provision for income taxes and cumulative effect of accounting change	829,981	3,323,674	2,193,583	1,777,244
Income before cumulative effect of accounting change	604,981	2,320,674	1,538,583	1,443,244
Net income	651,481	2,320,674	1,538,583	1,450,884
Basic earnings per share	$.16	$.56	$.37	$.35
Diluted earnings per share	$.15	$.55	$.37	$.34

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9 A            CONTROLS AND PROCEDURES

     Panhandle Royalty Company management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in insuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(39)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

PART III

     The information called for by Part III of Form 10-K (Item 10 – Directors and Executive Officers of the Registrant, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Item 14 – Principal Accountant Fees and Services), is incorporated by reference from Panhandle Royalty Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(3)	Amended Certificate of Incorporation (Incorporated by reference to Exhibit attached to Form 10 filed January 27, 1980, and to Forms 8-K dated June 1, 1982, December 3, 1982 and to Form 10-QSB dated March 31, 1999).

By-Laws as amended (Incorporated by reference to Form 8-K dated October 31, 1994)

(4)	Instruments defining the rights of security holders (Incorporated by reference to Certificate of Incorporation and By-Laws listed above)

(10)	Amendment to Loan Agreement (Incorporated by reference to Form 10-K dated September 30, 2003)

(10)	Agreement indemnifying directors and officers (Incorporated by reference to Form 10-K dated September 30, 1989)

(21)	Subsidiaries of the Registrant

(31.1)	Certification of Chief Executive Officer

(31.2)	Certification of Chief Financial Officer

(32.1)	Certification of Chief Executive Officer

(32.2)	Certification of Chief Financial Officer

REPORTS ON FORM 8-K

     Form 8-K dated August 10, 2004, Regulation FD disclosure of Company’s earnings release for the third quarter of fiscal 2004.

(40)

Panhandle Royalty Company
Notes to Consolidated Financial Statements (continued)

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANHANDLE ROYALTY COMPANY

By:	/s/ HW Peace II
H W Peace II, Chief
Executive Officer,
President, Director
(Principal Executive Officer)

Date:	December 16, 2004

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Smith	/s/ E. Chris Kauffman

Jerry L. Smith, Chairman of Board	E. Chris Kauffman, Director

Date December 16, 2004	Date December 16, 2004

/s/ Robert A. Reece	/s/ Robert E. Robotti

Robert A. Reece, Director	Robert E. Robotti, Director

Date December 16, 2004	Date December 16, 2004

/s/ H. Grant Swartzwelder	/s/ Robert O. Lorenz

H. Grant Swartzwelder, Director	Robert O. Lorenz, Director

Date December 16, 2004	Date December 16, 2004

/s/ Michael C. Coffman
Michael C. Coffman, Vice President Treasurer and Secretary (Principal Financial and Accounting Officer)

Date December 16, 2004

(41)