Form 10-Q
period 2004-12-31
PANHANDLE ROYALTY CO
filed 2005-02-11
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-9116

PANHANDLE ROYALTY COMPANY

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Centre Suite 305, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

Outstanding shares of Class A Common stock (voting) at February 3, 2005: 4,190,850

PART 1 FINANCIAL INFORMATION
PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at December 31, 2004 is unaudited)

	December 31, 2004	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$464,269	$642,343
Oil and gas sales receivable	6,490,879	4,962,992
Income tax and other receivable	—	223,271
Prepaid expenses	98,723	16,624

Total current assets	7,053,871	5,845,230

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	77,986,506	74,928,073
Non-producing oil and gas properties	9,713,758	9,790,377
Other	497,608	471,564

	88,197,872	85,190,014
Less accumulated depreciation, depletion and amortization	39,282,557	37,755,438

Net properties and equipment	48,915,315	47,434,576

Investment in partnerships	628,602	659,399
Marketable securities and other assets	247,157	247,157

Total Assets	$56,844,945	$54,186,362

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,108,838	$825,941
Accrued liabilities:
Deferred compensation	962,912	864,333
Interest	38,259	30,936
Other	644,535	182,382
Income taxes payable	591,000	—
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	5,345,548	3,903,596

Long-term debt	7,491,656	8,516,657
Deferred income taxes	12,649,839	12,249,000
Other non-current liabilities	814,143	816,594

Stockholders’ Equity:
Class A voting common stock, $.0166 par value; 12,000,000, shares authorized, 4,190,850 issued and outstanding at December 31, 2004 and 4,189,783 at September 30, 2004	69,848	69,830
Capital in excess of par value	1,310,306	1,286,850
Retained earnings	29,163,605	27,343,835

Total Stockholders’ Equity	30,543,759	28,700,515

Total Liabilities and Stockholders’ Equity	$56,844,945	$54,186,362

(1)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Revenues:
Oil and gas sales	$8,308,863	$4,794,406
Lease bonuses and rentals	41,337	23,084
Interest and other	59,192	108,296
Equity in income of partnerships	82,968	47,676

	8,492,360	4,973,462

Costs and expenses:
Lease operating expenses	719,116	641,798
Production taxes	556,299	309,265
Exploration costs	264,276	21,531
Depreciation, depletion, amortization and impairment	1,916,836	1,446,653
General and administrative	1,314,456	1,009,879
Interest expense	105,033	142,103

	4,876,016	3,571,229

Income before provision for income taxes	3,616,344	1,402,233

Provision for income taxes	1,168,000	412,000

Net income	$2,448,344	$990,233

Basic earnings per common share (Note 4)	$0.58	$0.24

Diluted earnings per common share (Note 4)	$0.58	$0.23

Dividends declared per share of common stock and paid in quarter	$0.05	$0.04

Dividends declared per share of common stock for and to be paid in the quarter ended March 31, 2005 (Note 6)	$0.10	$0.04

(2)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,448,344	$990,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	1,916,836	1,446,653
Exploration costs	264,276	21,531
Equity in income of partnerships	(82,968)	(47,676)
Other non-current liabilities	(2,112)	(4,649)
Provision for deferred income taxes	400,500	294,000
Loss (gain) on sale of assets	(16,637)	—

Cash provided by changes in assets and liabilities:
Oil and gas sales receivable	(1,379,887)	443,663
Prepaid expenses and other assets	(82,099)	25,906
Income taxes payable	663,353	(9,370)
Accounts payable and accrued liabilities	455,341	631,247

Total adjustments	2,136,603	2,801,305

Net cash provided by operating activities	4,584,947	3,791,538

Cash flows from investing activities:
Capital expenditures including dry hole costs	(4,411,562)	(1,992,210)
Proceeds from sale of assets	769,266	—
Distributions received from partnerships	113,765	78,473

Net cash used in investing activities	(3,528,531)	(1,913,737)

Cash flows from financing activities:
Borrowings under credit agreements	3,800,000	950,000
Payments of loan principal	(4,825,001)	(2,600,001)
Payments of dividends	(209,489)	(167,128)

Net cash used in financing activities	(1,234,490)	(1,817,129)

Increase (decrease) in cash and cash equivalents	(178,074)	60,672
Cash and cash equivalents at beginning of period	642,343	593,006

Cash and cash equivalents at end of period	$464,269	$653,678

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

NOTE 4: Earnings per Share

     The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share, giving consideration to certain shares that may be issued under the Non-Employee Directors Deferred Compensation Plan, to the extent dilutive. The weighted average shares outstanding, potentially dilutive shares and earnings per share for 2004 have been restated to effect the 2-for-1 stock split discussed in Note 3.

	Three months ended December 31,
	2004	2003
Denominator:
For basic earnings per share
Weighted average shares	4,189,887	4,178,202
Effect of potential diluted shares:
Directors deferred compensation shares	50,872	46,630

Denominator for diluted earnings per share - adjusted weighted average shares and potential shares	4,240,759	4,224,832

NOTE 5: Long-term Debt

     On March 25, 2003, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2006. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (4.5% at December 31, 2004) or Libor (for one, three or six month periods), plus 1.80%. The Company at December 31, 2004, has elected the prime rate option. At December 31, 2004, the Company had $6,666,660 outstanding under the term loan and $2,825,000 outstanding under the revolving loan.

(4)

NOTE 6: Dividends

     On December 16, 2004, the Company’s Board of Directors approved payment of a $.05 per share regular dividend and a $.05 per share additional non-recurring dividend to be paid on March 16, 2005 to shareholders of record on February 14, 2005.

NOTE 7: Stock-based Compensation

     The Company applies APB Opinion No. 25 in accounting for its Deferred Compensation Plan for Outside Directors. Under APB No. 25, compensation cost is recognized for changes in the fair value of the stock credited to each director’s account at the fair market value of the stock at the date of grant. The shares are then adjusted for changes in the shares market value subsequent to the date of grant until the conversion date. 1,067 shares were issued in the 2005 quarter upon the retirement of one director.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Forward-Looking Statements for fiscal 2005 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, the Company had positive working capital of $1,708,323, as compared to positive working capital of $1,941,634 at September 30, 2004. Oil and gas sales receivable has increased due to higher oil and natural gas prices and production volumes, but was more than offset by an increase in income taxes payable and an increase in accrued liabilities other, which includes the March 2005 dividend, of approximately $419,000, declared in December 2004. The provision for income taxes increased as the result of higher earnings and the exhaustion of tax depletion carry forward deductions.

     Capital expenditures for oil and gas activities for the 2005 three-month period amounted to $4,411,562, as compared to $1,992,210 for the 2004 period. Management currently expects capital expenditures for oil and gas activities to be approximately $13,000,000 for fiscal 2005. The substantial increase in capital expenditures is a result of increased drilling activity brought on by higher market prices for oil and gas and increases in the costs of drilling and equipping wells. As activity has increased, costs for drilling rigs and well equipment has increased, and are expected to remain so for the remainder of fiscal 2005. Acquisitions of oil and gas properties in the current quarter of $900,000 has increased, and any future acquisitions may further increase, the capital expenditure amount.

     The Company has historically funded capital expenditures, overhead costs and dividend payments from operating cash flow. Due to the increased capital expenditure level of fiscal 2005 the Company has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. However, the increased cash flow from higher prices being received for natural gas and oil allowed the Company to reduce outstanding bank borrowings by approximately $1,025,000 during the quarter. Management currently does not expect to borrow substantial funds under the revolving loan during the remainder of fiscal 2005, but minor amounts may be borrowed on a temporary basis. The Company currently has in excess of $13 million available under its bank debt facility and the availability could be increased, if needed.

(5)

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 – COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Overview:

     The Company recorded a first quarter 2005 net income of $2,448,344, or $.58 per diluted share, as compared to a net income of $990,233 or $.23 per diluted share in the 2004 quarter. The improved results were due to increased sales prices for both oil and natural gas and increased oil and gas sales volumes, offset to some extent by a 36% increase in costs and expenses and a 183% increase in the provision for income taxes.

Revenues:

     Total revenues increased $3,518,898 or 71% for the 2005 quarter. The increase was the result of a $3,514,000 increase in oil and natural gas sales revenues. The increase in oil and gas sales revenues resulted from a 53% and 47% increase in the average sales price for oil and natural gas, respectively, and oil sales volumes increased 5% while gas sales volumes increased 20%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2005 and 2004:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Three months ended 12/31/04	31,453	$46.45	1,123,068	$6.10
Three months ended 12/31/03	30,066	$30.30	934,032	$4.16

     The increase in oil and gas sales volumes for the 2005 quarter is the result of production from new wells. The continuing increase in drilling expenditures should result in increased production volumes, as compared to fiscal 2004, for the remainder of the year.

Lease Operating Expenses (LOE):

     LOE increased $77,318 or 12% in the 2005 quarter. The increase is a result of new wells going on line in the 2005 quarter, as new wells normally have high operating costs the first several months of production, the continuing increase in the number of wells in which the Company has an interest, and general price increases.

Production Taxes:

     Production taxes increased $247,034 or 80% in the 2005 quarter. The increase is the result of the large increase in oil and gas revenues in the 2005 quarter, as production taxes are paid as a percentage of these revenues.

Exploration Costs:

     These costs increased $242,745 in the 2005 quarter. This increase is principally the result of one exploratory dry hole drilled in the fiscal 2005 quarter. In the 2004 first quarter the Company had no high cost exploratory wells which resulted in dry holes. In addition, some of the Company’s leasehold was deemed worthless or the lease term expired in the 2005 quarter.

Depreciation, Depletion, Amortization and Impairment (DD&A):

     DD&A increased $470,183 or 33% in the 2005 quarter. The increase is a result of increased production volumes in the 2005 quarter as well as higher costs on newly completed wells, which must be depreciated. There was no impairment charge in the 2005 quarter and only $67,000 in the 2004 quarter.

General and Administrative Costs (G&A):

     G&A costs increased $304,577 or 30% in the 2005 quarter. Approximately $70,000 of the increase was due to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased during the 2005 quarter, thus, increase on the potential shares in the plan was recognized as an expense in the quarter. Additionally, in the 2005 quarter personnel related expenses increased approximately $144,000.

(6)

Interest Expense:

     Interest expense decreased in the 2005 quarter due to lower outstanding debt balances.

Income Taxes:

     The 2005 quarter provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 32% for the 2005 period and 29% for the 2004 period.

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

Oil and Gas Reserves

     Of these judgments and estimates, management considers the estimation of crude oil and nature gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation and depletion, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a limited scope semi-annual update, the Company’s consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management’s overall operating decisions in the exploration and production segment.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus 3/4% or Libor for one, three or six month periods, plus 1.8%. A one percent change in the prime interest rate would result in approximately a $28,000 change in annual interest expense.

     The Company has a $10,000,000 term loan, with a balance of $6,666,660 outstanding at December 31, 2004, which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.

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

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS –	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K –	Dated December 13, 2004, Regulation FD disclosure of Company’s earnings release for the fiscal year-end September 30, 2004

	Form 8-K –	Dated December 16, 2004, Departure of Directors or Principal Officers; Election of Directors; Appointment of Officers.

(8)

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE ROYALTY COMPANY
February 10, 2005	/s/ H W Peace II
Date	H W Peace II, President
and Chief Executive Officer

February 10, 2005	/s/ Michael C. Coffman
Date	Michael C. Coffman,
Vice President, Chief Financial Officer and Secretary and Treasurer

(9)