Form 10-Q
period 2005-03-31
PANHANDLE ROYALTY CO
filed 2005-05-13
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the period ended March 31, 2005

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

☐ Yes ☑ No

Outstanding shares of Class A Common stock (voting) at May 3, 2005: 4,200,850

PART 1 FINANCIAL INFORMATION

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2005 is unaudited)

	March 31, 2005	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$442,255	$642,343
Oil and gas sales receivable	5,254,345	4,962,992
Income tax and other receivable	1,070,289	223,271
Prepaid expenses	96,580	16,624

Total current assets	6,863,469	5,845,230

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	80,784,669	74,928,073
Non-producing oil and gas properties	9,897,197	9,790,377
Other	506,127	471,564

	91,187,993	85,190,014
Less accumulated depreciation, depletion and amortization	40,599,639	37,755,438

Net properties and equipment	50,588,354	47,434,576

Investment in partnerships	597,805	659,399
Marketable securities and other assets	247,157	247,157

Total Assets	$58,296,785	$54,186,362

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$901,309	$825,941
Accrued liabilities:
Deferred compensation	1,206,082	864,333
Interest	36,191	30,936
Other	280,736	182,382
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	4,424,322	3,903,596

Long-term debt	7,691,655	8,516,657
Deferred income taxes	13,249,000	12,249,000
Other non-current liabilities	812,400	816,594

Stockholders’ Equity:
Class A voting common stock, $.0166 par value; 12,000,000, shares authorized, 4,190,850 issued and outstanding at March 31, 2005 and 4,189,783 at September 30, 2004	69,848	69,830
Capital in excess of par value	1,310,306	1,286,850
Retained earnings	30,739,254	27,343,835

Total Stockholders’ Equity	32,119,408	28,700,515

Total Liabilities and Stockholders’ Equity	$58,296,785	$54,186,362

(1)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Oil and gas sales	$5,954,772	$6,119,181	$14,263,635	$10,913,587
Lease bonuses and rentals	39,698	33,705	81,035	56,789
Interest and other	166,864	13,331	226,056	121,627
Equity in income of partnerships	113,445	18,388	196,413	66,064

	6,274,779	6,184,605	14,767,139	11,158,067

Costs and expenses:
Lease operating expenses	766,076	648,145	1,485,192	1,289,943
Production taxes	380,118	397,366	936,417	706,631
Exploration costs	55,035	(11,503)	319,311	10,028
Depreciation, depletion, amortization and impairment	1,657,709	1,575,160	3,574,545	3,021,813
General and administrative	1,105,444	742,223	2,419,900	1,752,102
Interest expense	99,748	127,346	204,781	269,449

	4,064,130	3,478,737	8,940,146	7,049,966

Income before provision for income taxes	2,210,649	2,705,868	5,826,993	4,108,101

Provision for income taxes	635,000	808,231	1,803,000	1,220,231

Net income	$1,575,649	$1,897,637	$4,023,993	$2,887,870

Basic earnings per common share (Note 3)	$0.38	$0.45	$0.96	$0.69

Diluted earnings per common share (Note 3)	$0.37	$0.45	$0.95	$0.68

Dividends declared and paid per share of Common Stock	$0.10	$0.04	$0.15	$0.08

(2)

PANHANDLE ROYALTY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,023,993	$2,887,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	3,574,545	3,021,813
Exploration costs	319,311	3,610
Equity in income of partnerships	(196,413)	(66,064)
Other non-current liabilities	(4,194)	36,871
Provision for deferred income taxes	1,000,000	754,000
Gain on sale of assets	(160,360)	(3,426)

Cash provided by changes in assets and liabilities:
Oil and gas sales receivable	(458,867)	(305,564)
Prepaid expenses and other assets	(79,956)	35,718
Income taxes payable	(682,422)	(73,708)
Accounts payable and accrued liabilities	544,200	608,191

Total adjustments	3,855,844	4,011,441

Net cash provided by operating activities	7,879,837	6,899,311

Cash flows from investing activities:
Capital expenditures including dry hole costs	(8,164,152)	(4,299,492)
Proceeds from sale of assets	1,279,796	3,575
Distributions received from partnerships	258,007	127,658

Net cash used in investing activities	(6,626,349)	(4,168,259)

Cash flows from financing activities:
Borrowings under credit agreements	8,675,000	2,750,000
Payments of loan principal	(9,500,002)	(5,400,002)
Payments of dividends	(628,574)	(334,256)

Net cash used in financing activities	(1,453,576)	(2,984,258)

Decrease in cash and cash equivalents	(200,088)	(253,206)
Cash and cash equivalents at beginning of period	642,343	593,006

Cash and cash equivalents at end of period	$442,255	$339,800

(See accompanying notes)

(3)

PANHANDLE ROYALTY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: Accounting Principles and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission, and include the Company’s wholly owned subsidiary, Wood Oil Company (Wood). Management of Panhandle Royalty Company believes that all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year. The Company’s fiscal year runs from October 1 through September 30.

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Denominator:
For basic earnings per share
Weighted average shares	4,190,850	4,178,202	4,190,363	4,178,202
Effect of potential diluted shares:
Directors deferred compensation shares	45,536	47,890	42,232	47,308

Denominator for diluted earnings per share - adjusted weighted average shares and potential shares	4,236,386	4,226,092	4,232,595	4,225,510

NOTE 4: Long-term Debt

     In February 2005, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2007. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (5% at March 31, 2005) or Libor (for one, three or six month periods), plus 1.80%. The Company at March 31, 2005, has elected the prime rate option. At March 31, 2005, the Company had $6,166,659 outstanding under the term loan and $3,525,000 outstanding under the revolving loan.

NOTE 5: Stock-based Compensation

     The Company applies APB Opinion No. 25 in accounting for its Deferred Compensation Plan for Outside Directors. Under APB No. 25, compensation cost is recognized for changes in the fair value of the stock credited to each director’s account at the fair market value of the stock at the date of grant. The shares are then adjusted for changes in the share’s market value subsequent to the date of grant until the conversion date. 1,067 shares were issued in the 2005 six month period upon the retirement of one director.

(4)

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, the Company had positive working capital of $2,439,147, as compared to positive working capital of $1,941,634 at September 30, 2004. Receivables have increased due to higher oil and natural gas prices but were somewhat offset by an increase in accrued liabilities.

     Capital expenditures for oil and gas activities for the 2005 six-month period amounted to $8,164,152, as compared to $4,299,492 for the 2004 period. Management currently expects capital expenditures for oil and gas activities to be approximately $13,000,000 for fiscal 2005. The substantial increase in capital expenditures is a result of increased drilling activity brought on by higher market prices for oil and gas and increases in the costs of drilling and equipping wells. As activity has increased, costs for drilling rigs and well equipment has increased, and are expected to remain so for the remainder of fiscal 2005. Acquisitions of oil and gas properties in the six month period were approximately $1,000,000 and are included in the above capital expenditure number. Currently, no further material acquisitions are planned for the remainder of fiscal 2005.

     The Company has historically funded capital expenditures, overhead costs and dividend payments from operating cash flow. Due to the increased capital expenditure level of fiscal 2005 the Company has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. However, the increased cash flow from higher prices being received for natural gas and oil allowed the Company to reduce net outstanding bank borrowings by approximately $825,000 during the six months. Management currently does not expect to borrow substantial funds under the revolving loan during the remainder of fiscal 2005, but amounts may be borrowed on a temporary basis. The Company currently has approximately $13 million available under its bank debt facility and the availability could be increased, if needed, should a large unplanned acquisition become available.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Overview:

     The Company recorded a second quarter 2005 net income of $1,575,649, or $.37 per diluted share, as compared to a net income of $1,897,637 or $.45 per diluted share in the 2004 quarter. The reduced net income was due to increased costs and expenses, decreased sales volumes for oil and natural gas, offset by increased sales prices for oil and natural gas.

Revenues:

     Total revenues increased by $90,174 for the 2005 quarter. Sales volumes of oil and natural gas decreased, however the average sales price of oil increased 43% while the price of natural gas was basically flat. Other revenues increased due to the recording of a net gain on the sale of certain insignificant assets.

(5)

The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2005 and 2004:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Three months ended 3/31/05	23,577	$48.45	909,278	$5.29
Three months ended 3/31/04	29,738	$33.83	978,104	$5.23

          The decline in gas production is a result of the rapid decline rate of many of the Company’s wells completed in 2004 and early 2005. These wells have high initial production rates and then decline to a substantially reduced sustainable production rate. Also, the sale of the Company’s 1% interest in a New Mexico gas field in early fiscal 2005 has reduced 2005 gas sales volumes approximately 27,000 mcf for the quarter. Several wells which went on production late in the quarter are expected to generate production increases for the remainder of fiscal 2005. Oil production volumes continue to decrease as substantially all of the Company’s new drilling is for gas.

     The Company is a non-operator and obtaining timely production data from most operators is not possible. This causes the Company to utilize past production receipts to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas sales accrual estimates are impacted by many variables including the initial high production from and the possible rapid decline rates of certain new wells and varying prices for oil and gas. In April, 2005 the Company determined that its oil and gas revenue accrual estimate at December 31, 2004 was higher than actual production proceeds received to date for the accrual period. The higher than actual oil and gas revenue accrual estimate was as a result of the above variables. The effect of the accrual estimate change for the three months ended December 31, 2004 was that revenues and net income were approximately $700,000 and $300,000 higher, respectively, than actual results for those periods. Likewise, for the three months ended March 31, 2005, revenues and net income were lower by such amounts.

Lease Operating Expenses (LOE):

     LOE increased $117,931 or 18% in the 2005 quarter. The increase is a result of additional wells going on line in the 2005 quarter resulting in the continuing increase in the number of wells in which the Company has an interest, general price increases, and wells having production enhancement procedures done to maximize current production rates.

Production Taxes:

     Production taxes decreased $17,248 in the 2005 quarter. The decrease is the result of the small decline in oil and gas revenues in the 2005 quarter, as production taxes are paid as a percentage of these revenues.

Exploration Costs:

     These costs increased $66,538 in the 2005 quarter. This increase is principally the result of one exploratory dry hole drilled in the fiscal 2005 quarter. In the 2004 quarter the Company had no exploratory wells which resulted in dry holes.

Depreciation, Depletion, Amortization and Impairment (DD&A):

     DD&A increased $218,761 or 16% in the 2005 quarter. The increase is a result of rapid decline rates on many wells which have been drilled and gone on production in the last two years coupled with higher costs on recently completed wells, which must then be depreciated. Impairment charges were $41,694 for the 2005 quarter as compared to $177,906 in the 2004 quarter. The 2004 amount included impairment charges for two fields. Increasing market prices for oil and natural gas continue to lessen impairment charges.

General and Administrative Costs (G&A):

     G&A costs increased $363,221 or 49% in the 2005 period. Approximately $160,000 of the increase was due to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased during the 2005 quarter, thus, an increase on the potential shares in the plan was recognized as an expense in the quarter. Additionally, in the 2005 quarter costs for professional services increased approximately $70,000 and personnel related costs increased $50,000, which included two new employees.

Interest Expense:

     Interest expense decreased in the 2005 quarter due to lower average outstanding debt balances.

(6)

Income Taxes:

     The 2005 quarter provision for income taxes decreased due to a reduction in the income before provision for income taxes. The use of an excess percentage depletion election causes a reduction of the Company’s effective tax rate from the federal statutory rate. The effective tax rate estimate was 29% for the 2005 period and 30% for the 2004 period.

SIX MONTHS ENDED MARCH 31, 2005 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

Overview:

     The Company recorded a six month 2005 net income of $4,023,993, or $.95 per diluted share, as compared to a net income of $2,887,870 or $.68 per diluted share in the 2004 period. The improved results were due to increased sales prices for both oil and natural gas, and increased gas sales volumes, offset by a 27% increase in costs and expenses and a 48% increase in the provision for income taxes.

Revenues:

     Total revenues increased $3,609,072 or 32% for the 2005 period. The increase was principally the result of a $3,350,048 increase in oil and natural gas sales revenues. The increase in oil and gas sales revenues primarily resulted from a 22% increase in the average sales price and a sales volume increase of 6% for natural gas. Oil production decreased 8% however the average sales price increased 48%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the six month periods of fiscal 2005 and 2004:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Six months ended 3/31/05	55,030	$47.31	2,032,346	$5.74
Six months ended 3/31/04	59,805	$32.05	1,912,136	$4.71

     The decline in oil production is due to normal production declines of existing wells. New drilling is focused principally on gas. The increase in gas production is the result of a continuing increase in drilling activity brought on by higher product prices. Several wells which went on production late in the period are expected to generate production increases for the remainder of fiscal 2005. The sale of the Company’s minor interest in a New Mexico gas field in early fiscal 2005 reduced the Company’s 2005 gas production volumes approximately 45,000 mcf.

Lease Operating Expenses (LOE):

     LOE increased $195,249 or 15% in the 2005 period. The increase is a result of additional wells going on line in the 2005 period, resulting in the continuing growth in the number of wells in which the Company has an interest, general price increases, and wells having production enhancement procedures done to maximize current production rates.

Production Taxes:

     Production taxes increased $229,786 or 33% in the 2005 period. The increase is the result of the larger oil and gas revenues in the 2005 period, with production taxes being paid as a percentage of these revenues.

Exploration Costs:

     These costs increased $309,283 in the 2005 period. This increase is principally the result of one exploratory dry hole drilled early in the fiscal 2005 period. In the 2004 period the Company had no high cost exploratory wells which resulted in dry holes. In addition, some of the Company’s leasehold was deemed worthless or the lease term expired in the 2005 period.

Depreciation, Depletion, Amortization and Impairment (DD&A):

     DD&A increased $755,606 or 27% in the 2005 period. The increase is a result of rapid decline rates on many wells which have been drilled and gone on production in the last two years coupled with higher costs on recently completed wells, which must then be depreciated. Impairment charges were $41,694 for the 2005 period as compared to $244,568 in the 2004 period. The 2004 amount included impairment charges for two fields and one individual well. Increasing market prices for oil and natural gas continue to lessen impairment charges.

(7)

General and Administrative Costs (G&A):

     G&A costs increased $677,798 or 38% in the 2005 period. Approximately $230,000 of the increase was due to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased during the 2005 period, thus, an increase on the potential shares in the plan was recognized as an expense in the period. Additionally, in the 2005 period costs for professional services increased approximately $100,000 and personnel related costs increased $180,000, which included two new employees.

Interest Expense:

     Interest expense decreased in the 2005 period due to lower average outstanding debt balances.

Income Taxes:

     The 2005 period provision for income taxes increased due to increased income before provision for income taxes. The use of an excess percentage depletion election causes a reduction of the Company’s effective tax rate from the federal statutory rate. The effective tax rate estimate was 31% for the 2005 period and 30% for the 2004 period.

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

     The more significant reporting areas impacted by management’s judgments and estimates are crude oil and natural gas reserve estimation, impairment of assets, oil and gas sales revenue accruals and tax accruals. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The oil and gas sales revenue accrual is particularly subject to estimates due to the Company’s status as a non-operator on all of its properties. Production information obtained from well operators is substantially delayed. This causes the estimation of recent production, used in the oil and gas revenue accrual, to be subject to some variations. The Company utilizes past production receipts to estimate its oil and gas sales revenue accrual at the end of each quarter.

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

Income Taxes

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus 3/4% or Libor for one, three or six month periods, plus 1.8%. A one percent change in the prime interest rate would result in approximately a $35,000 change in annual interest expense.

     The Company has a $10,000,000 term loan, with a balance of $6,166,659 outstanding at March 31, 2005, which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.

ITEM 4 CONTROLS AND PROCEDURES

     Panhandle Royalty Company management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting made during the fiscal quarter or subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

(a) EXHIBITS – Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K – Dated February 10, 2005, Regulation FD disclosure of Company’s earnings release for the first fiscal quarter ended December 31, 2004

(9)

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE ROYALTY COMPANY

May 12, 2005	/s/ H W Peace II

Date	H W Peace II, President
and Chief Executive Officer

May 12, 2005	/s/ Michael C. Coffman

Date	Michael C. Coffman, Vice President,
Chief Financial Officer and Secretary and Treasurer

(10)