Form 10-Q
period 2005-06-30
PANHANDLE ROYALTY CO
filed 2005-08-12
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2005

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
☐ Yes ☑ No
Outstanding shares of Class A Common stock (voting) at August 3, 2005: 4,200,850

PART 1 FINANCIAL INFORMATION
PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2005 is unaudited)

	June 30, 2005	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$637,912	$642,343
Oil and gas sales receivable	5,373,317	4,962,992
Lease bonus and other receivables	2,029,509	223,271
Prepaid expenses	57,023	16,624

Total current assets	8,097,761	5,845,230

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	82,880,616	74,928,073
Non-producing oil and gas properties	9,879,293	9,790,377
Other	508,124	471,564

	93,268,033	85,190,014
Less accumulated depreciation, depletion and amortization	42,487,846	37,755,438

Net properties and equipment	50,780,187	47,434,576

Investment in partnerships	416,960	659,399
Marketable securities and other assets	247,157	247,157

Total Assets	$59,542,065	$54,186,362

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$731,442	$825,941
Accrued liabilities:
Deferred compensation	869,851	864,333
Interest	26,785	30,936
Income taxes payable	692,283	—
Other	337,098	182,382
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	4,657,463	3,903,596

Long-term debt	5,066,654	8,516,657
Deferred income taxes	13,433,000	12,249,000
Other non-current liabilities	777,463	816,594

Stockholders’ Equity:
Class A voting common stock, $.0166 par value; 12,000,000, shares authorized, 4,200,850 issued and outstanding at June 30, 2005 and 4,189,783 at September 30, 2004	70,015	69,830
Capital in excess of par value	1,588,840	1,286,850
Retained earnings	33,948,630	27,343,835

Total Stockholders’ Equity	35,607,485	28,700,515

Total Liabilities and Stockholders’ Equity	$59,542,065	$54,186,362

(1)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Oil and gas sales	$7,257,166	$6,389,418	$21,520,801	$17,303,005
Lease bonuses	1,986,043	29,758	2,067,078	86,547
Interest and other	(107,420)	293,077	118,636	414,704
Equity in income of partnerships	79,257	97,517	275,670	163,581

	9,215,046	6,809,770	23,982,185	17,967,837

Costs and expenses:
Lease operating expenses	665,843	638,578	2,151,035	1,928,521
Production taxes	435,978	418,385	1,372,395	1,125,016
Exploration costs	25,545	173,344	344,856	183,372
Depreciation, depletion, amortization and impairment	2,118,707	1,505,539	5,693,252	4,527,352
General and administrative	823,370	584,688	3,243,270	2,336,790
Interest expense	89,184	114,752	293,965	384,201

	4,158,627	3,435,286	13,098,773	10,485,252

Income before provision for income taxes	5,056,419	3,374,484	10,883,412	7,482,585

Provision for income taxes	1,637,000	1,244,000	3,440,000	2,464,231

Net income	$3,419,419	$2,130,484	$7,443,412	$5,018,354

Basic earnings per common share (Note 3)	$0.81	$0.51	$1.77	$1.20

Diluted earnings per common share (Note 3)	$0.81	$0.50	$1.76	$1.19

Dividends declared and paid per share of Common Stock	$0.05	$0.05	$0.20	$0.13

(2)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,443,412	$5,018,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	5,693,252	4,527,352
Exploration costs	344,856	183,372
Equity in income of partnerships	(275,670)	(163,581)
Lease bonus income	(1,950,121)	27,258
Provision for deferred income taxes	1,184,000	1,250,000
Gain on sale of assets	39,192	(3,359)

Cash provided by changes in assets and liabilities:
Oil and gas sales and other receivables	(410,325)	(871,481)
Prepaid expenses and other assets	(40,399)	61,081
Income taxes payable	764,636	371,281
Accounts payable and accrued liabilities	363,759	426,581

Total adjustments	5,713,180	5,808,504

Net cash provided by operating activities	13,156,592	10,826,858

Cash flows from investing activities:
Capital expenditures including dry hole costs	(10,861,677)	(6,986,931)
Proceeds from sale of assets	1,523,338	7,530
Proceeds from leasing of fee mineral acreage	108,136	—
Distributions received from partnerships	357,800	255,972

Net cash used in investing activities	(8,872,403)	(6,723,429)

Cash flows from financing activities:
Borrowings under credit agreements	11,350,000	5,175,000
Payments of loan principal	(14,800,003)	(9,000,003)
Issuance of common shares	—	22,159
Payments of dividends	(838,617)	(543,166)

Net cash used in financing activities	(4,288,620)	(4,346,010)

Decrease in cash and cash equivalents	(4,431)	(242,581)
Cash and cash equivalents at beginning of period	642,343	593,006

Cash and cash equivalents at end of period
	$637,912	$350,425

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
NOTE 3: Earnings per Share
     The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share, giving consideration to certain shares that may be issued under the Non-Employee Directors Deferred Compensation Plan, to the extent dilutive (see NOTE 5).

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Denominator:
For basic earnings per share Weighted average shares	4,198,872	4,178,888	4,193,200	4,178,430
Effect of potential diluted shares:
Directors deferred compensation shares	30,427	49,704	30,201	49,335

Denominator for diluted earnings per share - adjusted weighted average shares and potential shares	4,229,299	4,228,592	4,223,401	4,227,765

NOTE 4: Long-term Debt
     In February 2005, the Company amended its Loan Agreement with BancFirst, Oklahoma City, OK. The Agreement consists of a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the agreements is $22,500,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 31, 2007. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (5.5% at June 30, 2005) or LIBOR (for one, three or six month periods), plus 1.80%. The Company at June 30, 2005, had elected the prime rate option. At June 30, 2005, the Company had $5,666,658 outstanding under the term loan and $1,400,000 outstanding under the revolving loan. The revolving loan was paid off in July, 2005.
NOTE 5: Stock-based Compensation
     The Company applies APB Opinion No. 25 in accounting for its Deferred Compensation Plan for Outside Directors. Under APB No. 25, compensation cost is recognized for changes in the fair value of the stock credited to each director’s account at the fair market value of the stock at the date of grant. The shares are then adjusted for changes in the share’s market value subsequent to the date of grant until the conversion date. 11,067 shares were issued in the 2005 nine month period upon the retirement of two directors.

(4)

NOTE 6: Mineral Acreage Lease
     In June 2005 the Company leased all of its non-producing fee mineral acreage in the state of Arkansas for approximately $2 million. The Company recorded this transaction as lease bonus revenue, net of associated basis, and reflected the receivable in lease bonus and other receivables. The receivable was collected in July 2005. The leasing covered 442 tracts of minerals and totaled approximately 9,000 acres.
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
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2005, the Company had positive working capital of $3,440,298, as compared to positive working capital of $1,941,634 at September 30, 2004. Receivables have increased due to higher oil and natural gas prices and the leasing, in the fiscal third quarter, of all the Company’s non-producing mineral acreage in Arkansas for approximately $2 million. The funds were received in the fiscal fourth quarter.
     Capital expenditures for oil and gas activities for the 2005 nine-month period amounted to $10,861,676, as compared to $6,986,931 for the 2004 period. Management currently expects capital expenditures for oil and gas activities to be approximately $13,000,000 for fiscal 2005. The substantial increase in capital expenditures is a result of increased drilling activity brought on by higher market prices for oil and gas and increases in the costs of drilling and equipping wells. As activity has increased, daily costs for drilling rigs, well completion services and well equipment has increased, and are expected to remain so for the remainder of fiscal 2005 and into fiscal 2006. Acquisitions of oil and gas properties in the nine month period were approximately $1,000,000 and are included in the above capital expenditure number. Currently, no further material acquisitions are planned for the remainder of fiscal 2005.
     The Company has historically funded capital expenditures, overhead costs and dividend payments from operating cash flow. Due to the increased capital expenditure level of fiscal 2005 the Company has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. However, the increased cash flow from higher prices being received for natural gas and oil allowed the Company to reduce net outstanding bank borrowings by approximately $3,450,000 during the nine months. Management currently does not expect to borrow substantial funds under the revolving loan during the remainder of fiscal 2005, but amounts may be borrowed on a short-term basis. The Company currently has approximately $15 million available under its bank debt facility and the availability could be increased, if needed, should a large unplanned acquisition become available.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
Overview:
     The Company recorded a third quarter 2005 net income of $3,419,419, or $.81 per diluted share, as compared to a net income of $2,130,484 or $.50 per diluted share in the 2004 quarter. The larger net income was due to the leasing of all the Company’s non-producing mineral acreage in Arkansas, increased sales prices for oil and natural gas, offset by increased costs and expenses and slightly decreased sales volumes for oil and natural gas.

(5)

Revenues:
     Oil and gas sales revenues increased by $867,748 for the 2005 quarter. Sales volumes of oil and natural gas decreased slightly, however the average sales price of oil increased 36% while the average sales price of natural gas increased 13%. Lease bonus revenue increased $1,956,285 substantially all of which is due to the leasing of all of the Company’s non-producing mineral acreage in the state of Arkansas. The total lease bonus, net of associated basis, for the approximate 9,000 Arkansas acres was $1,879,467. Other revenues decreased due to the recording of a net loss on the disposition of certain insignificant assets. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2005 and 2004:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Three months ended 6/30/05	23,055	$50.88	979,020	$6.21
Three months ended 6/30/04	26,345	$37.29	982,725	$5.50
     Gas production volumes remained basically flat. Several gas wells completed in 2005 have begun production and have replaced production lost from normal production decline rates on the Company’s older wells. Also, the sale of the Company’s 1% interest in a New Mexico gas field in early fiscal 2005 has reduced 2005 gas sales volumes approximately 27,000 mcf for the quarter. Oil production volumes continue to decrease as most of the Company’s new drilling is for gas.
     The Company is a non-operator and obtaining timely production data from most operators is not possible. This causes the Company to utilize past production receipts to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas sales accrual estimates will be impacted by many variables including the initial high production from and the possible rapid decline rates of certain new wells and varying prices for oil and gas. Management believes the oil and gas sales accrual to be materially accurate.
Lease Operating Expenses (LOE):
     LOE increased $27,265 or 4% in the 2005 quarter. The increase is a result of additional wells going on line in the 2005 quarter resulting in the continuing increase in the number of wells in which the Company has an interest, general oil field price increases, and wells having production enhancement procedures done to maximize current production rates.
Production Taxes:
     Production taxes increased $17,593 in the 2005 quarter. The increase is the result of larger oil and gas sales revenues in the 2005 quarter, as production taxes are paid as a percentage of these revenues.
Exploration Costs:
     These costs decreased $147,799 in the 2005 quarter. This decrease is principally the result of two exploratory dry holes which were drilled in the fiscal 2004 quarter as compared to the 2005 quarter in which the Company had only one small interest exploratory well which resulted in a dry hole.
Depreciation, Depletion, Amortization and Impairment (DD&A):
     DD&A increased $613,168 or 41% in the 2005 quarter. The increase is a result of rapid decline rates on many wells which have been drilled and gone on production in the last two years coupled with significantly higher costs on recently completed wells, which must then be depreciated. Additionally, the Company has larger interests in many of these wells. DD&A includes impairment charges of $144,009 for the 2005 quarter as compared to $45,091 in the 2004 quarter. The 2005 amount included impairment charges on one older field. A new well drilled to try to further develop the field proved to be uneconomical.
General and Administrative Costs (G&A):
     G&A costs increased $238,682 or 41% in the 2005 period. Approximately $160,000 of the increase was due to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased during the 2005 quarter, thus, an increase on the potential shares in the plan was recognized as an expense in the quarter. Additionally, in the 2005 quarter costs for professional services increased approximately $40,000 and personnel related costs increased $30,000.

(6)

Interest Expense:
     Interest expense decreased in the 2005 quarter due to lower average outstanding debt balances.
Income Taxes:
     The 2005 quarter provision for income taxes increased due to larger income before provision for income taxes. The use of an excess percentage depletion election causes a reduction of the Company’s effective tax rate from the federal statutory rate. The effective tax rate estimate was 32% for the 2005 period and 37% for the 2004 period.
NINE MONTHS ENDED JUNE 30, 2005 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2004
Overview:
     The Company recorded a nine month 2005 net income of $7,443,412, or $1.76 per diluted share, as compared to a net income of $5,018,354 or $1.19 per diluted share in the 2004 period. The improved results were due to increased sales prices for both oil and natural gas, and increased gas sales volumes, offset by a 25% increase in costs and expenses and a 34% increase in the provision for income taxes. In addition the Company leased all of its non-producing mineral acreage in Arkansas in June 2005 for approximately $2 million.
Revenues:
     Total revenues increased $6,014,348 or 33% for the 2005 period. The increase was principally the result of a $4,217,796 increase in oil and natural gas sales revenues. The increase in oil and gas sales revenues primarily resulted from an 18% increase in the average sales price and a sales volume increase of 4% for natural gas. Oil production decreased 9%, however the average sales price increased 44%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the nine month periods of fiscal 2005 and 2004:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Nine months ended 6/30/05	78,085	$48.36	3,011,366	$5.89
Nine months ended 6/30/04	86,150	$33.66	2,894,861	$4.98
     The decline in oil production is due to normal production declines of existing wells. New drilling is focused principally on gas. The increase in gas production is the result of a continuing increase in drilling activity brought on by higher product prices. Several wells that went on production in the period are expected to continue to generate production increases into fiscal 2006. The sale of the Company’s minor interest in a New Mexico gas field in early fiscal 2005 reduced the Company’s 2005 gas production volumes approximately 70,000 mcf.
     Lease bonus revenue increased $1,980,531 which was principally due to the leasing of all of the Company’s non-producing mineral acreage in the state of Arkansas. The total lease bonus, net of associated basis, for the approximate 9,000 Arkansas acres was $1,879,467.
Lease Operating Expenses (LOE):
     LOE increased $222,514 or 12% in the 2005 period. The increase is a result of additional wells going on line in the 2005 period, resulting in the continuing growth in the number of wells in which the Company has an interest, general oil field price increases, and wells having production enhancement procedures performed to maximize current production rates.
Production Taxes:
     Production taxes increased $247,379 or 22% in the 2005 period. The increase is the result of larger oil and gas revenues in the 2005 period, as production taxes are paid as a percentage of these revenues.
Exploration Costs:
     These costs increased $161,484 in the 2005 period. This increase is principally the result of one exploratory dry hole drilled early in the fiscal 2005 period with costs of $179,467 and certain of the Company’s leasehold was deemed worthless or the lease term expired in the 2005 period. In the 2004 period the Company had no high cost exploratory wells which resulted in dry holes.

(7)

Depreciation, Depletion, Amortization and Impairment (DD&A):
     DD&A increased $1,165,900 or 26% in the 2005 period. The increase is a result of rapid decline rates on many wells which have been drilled and gone on production in the last two years coupled with higher costs on recently completed wells, which must then be depreciated. In addition, the Company has larger interests in many of those wells. Impairment charges were $185,703 for the 2005 period as compared to $289,659 in the 2004 period. The 2004 amount included impairment charges for two fields and one individual well. Increased market prices for oil and natural gas continue to lessen impairment charges.
General and Administrative Costs (G&A):
     G&A costs increased $906,480 or 39% in the 2005 period. Approximately $325,000 of the increase was due to the Directors’ Deferred Compensation Plan. Panhandle’s share price increased during the 2005 period, thus, an increase on the potential shares in the plan was recognized as an expense in the period. Additionally, in the 2005 period costs for professional services increased approximately $100,000 and personnel related costs increased approximately $200,000 (which included two new employees and general salary increases).
Interest Expense:
     Interest expense decreased in the 2005 period due to lower average outstanding debt balances.
Income Taxes:
     The 2005 period provision for income taxes increased due to larger income before provision for income taxes. The use of an excess percentage depletion election causes a reduction of the Company’s effective tax rate from the federal statutory rate. The effective tax rate estimate was 32% for the 2005 period and 33% for the 2004 period.
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
Oil and Gas Reserves
     Of these judgments and estimates, management considers the estimation of crude oil and nature gas reserves to be the most significant. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation, depletion and amortization, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a limited scope semi-annual update, the Company’s consulting engineer with assistance from Company geologists prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the Securities and Exchange Commission, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management’s overall operating decisions in the exploration and production segment.

(8)

Successful Efforts Method of Accounting
     The Company has elected to utilize the successful efforts method of accounting for its oil and gas exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by property using the unit-of-production method as oil and gas is produced. This accounting method may yield significantly different operating results than the full cost method.
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
Oil and Gas Sales Revenue Accrual
     The Company does not operate any of its oil and gas properties, and it primarily holds small interests in several thousand wells. Thus, obtaining timely production data from the well operators is extremely difficult. This causes the Company to utilize past production receipts to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas accrual can be impacted by many variables, including initial high production rates and subsequent rapid decline rates of new wells.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and gas. Operations and cash flows are also impacted by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus 3/4% or Libor for one, three or six month periods, plus 1.8%. A one percent change in the prime interest rate would result in approximately a $14,000 change in annual interest expense.
     The Company has a $10,000,000 term loan, with a balance of $5,666,658 outstanding at June 30, 2005, which matures on April 1, 2008. The interest rate is fixed at 4.56% until maturity.
     The Company has not entered into hedging contracts on its oil and/or gas production in the past. However, going forward the Company may consider entering into hedging contracts if pricing is considered to be advantageous.
ITEM 4 CONTROLS AND PROCEDURES
     Panhandle Royalty Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material

(9)

information required to be filed in this quarterly report has been made known to them in a timely fashion. The Company is working on its Sarbanes-Oxley Section 404 internal control review. As a result of the review several minor changes to internal controls are being implemented. However, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting made during the fiscal quarter or subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.
PART II OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on February 25, 2005.

(b)	Two directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
H W Peace II	2,890,903	52,258
Robert A. Reece	2,889,843	52,826
ITEM 6 EXHIBITS AND REPORT ON FORM 8-K
(a)	EXHIBITS – Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 32.1 and 32.2 –
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

PANHANDLE ROYALTY COMPANY

August 11, 2005	/s/ H W Peace II

Date	H W Peace II, President
and Chief Executive Officer

August 11, 2005	/s/ Michael C. Coffman

Date	Michael C. Coffman,
Vice President,
Chief Financial Officer and
Secretary and Treasurer

(10)