Form 10-Q
period 2005-12-31
PANHANDLE ROYALTY CO
filed 2006-02-07
CIK 315131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2005

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
☑ Yes            ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☑ No
Outstanding shares of Class A Common stock (voting) at February 4, 2006: 8,410,886

PART 1 FINANCIAL INFORMATION
PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at December 31, 2005 is unaudited)

	December 31, 2005	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$2,986,666	$1,638,833
Oil and gas sales receivable	8,807,304	6,641,447
Income tax and other receivable	44,750	2,647
Prepaid expenses	92,261	18,873

Total current assets	11,930,981	8,301,800

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	90,435,400	85,393,626
Non-producing oil and gas properties	10,263,176	10,165,367
Other	526,725	524,721

	101,225,301	96,083,714
Less accumulated depreciation, depletion and amortization	46,043,441	43,787,403

Net properties and equipment	55,181,860	52,296,311

Investment in partnerships	375,888	396,424
Marketable securities and other assets	247,157	247,157

Total Assets	$67,735,886	$61,241,692

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,407,970	$700,242
Accrued liabilities:
Deferred compensation	—	1,335,305
Interest	21,854	23,129
Other	893,034	173,445
Income taxes payable	2,102,158	599,669
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	6,425,020	4,831,794

Long-term debt	2,666,652	3,166,653
Deferred income taxes	13,673,750	13,321,750
Other non-current liabilities	1,255,111	1,286,145

Stockholders’ Equity:
Class A voting common stock, $.0166 par value; 12,000,000, shares authorized, 8,410,886 issued and outstanding at December 31, 2005 and 8,410,886 at September 30, 2005	140,182	140,182
Capital in excess of par value	1,715,206	1,715,206
Deferred compensation	1,069,030	—
Retained earnings	40,790,935	36,779,962

Total Stockholders’ Equity	43,715,353	38,635,350

Total Liabilities and Stockholders’ Equity	$67,735,886	$61,241,692

(1)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2005	2004
Revenues:
Oil and gas sales	$11,704,964	$8,308,863
Lease bonuses and rentals	93,476	41,337
Interest and other	263,983	59,192
Equity in income of partnerships	145,256	82,968

	12,207,679	8,492,360

Costs and expenses:
Lease operating expenses	830,269	719,116
Production taxes	741,418	556,299
Exploration costs	32,544	264,276
Depreciation, depletion, amortization and impairment	2,316,738	1,916,836
General and administrative	756,217	1,314,456
Interest expense	59,375	105,033

	4,736,561	4,876,016

Income before provision for income taxes	7,471,118	3,616,344

Provision for income taxes	2,577,000	1,168,000

Net income	$4,894,118	$2,448,344

Basic earnings per common share (Note 4)	$0.58	$0.29

Diluted earnings per common share (Note 4)	$0.58	$0.29

Dividends declared per share of common stock and paid in quarter	$0.025	$0.025

Dividends declared per share of common stock for and to be paid or were paid in the quarter ended in the quarter ended March 31(Note 6)	$0.08	$0.05

(2)

PANHANDLE ROYALTY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended December 31, 2005

	Class A voting		Capital in
	Common Stock		Excess of	Deferred	Retained
	Shares	Amount	Par Value	Compensation	Earnings	Total

Balances at September 30, 2005	8,410,886	$140,182	$1,715,206	$—	$36,779,962	$38,635,350

Net Income	—	—	—	—	4,894,118	4,894,118

Dividends ($.105 per share)	—	—	—	—	(883,145)	(883,145)

Increase in deferred compensation:
Reclassification	—	—	—	1,053,408	—	1,053,408
Charged to expense	—	—	—	15,622	—	15,622

Balances at December 31, 2005	8,410,886	$140,182	$1,715,206	$1,069,030	$40,790,935	$43,715,353

(3)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,894,118	$2,448,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	2,316,738	1,916,836
Deferred income taxes	352,000	400,500
Lease bonus income	(31,034)	(2,112)
Exploration costs	32,544	264,276
Gain on sale of assets	(182,521)	(16,637)
Equity in earnings of partnerships	(145,256)	(82,968)
Directors’ deferred compensation	(266,275)	298,053
Cash provided by changes in assets and liabilities:
Receivables	(2,210,607)	(1,379,887)
Prepaid expenses and other assets	(73,388)	(82,099)
Accounts payable and accrued liabilities	753,171	157,288
Income taxes payable	1,502,489	663,353

Total adjustments	2,047,861	2,136,603

Net cash provided by operating activities	6,941,979	4,584,947

Cash flows from investing activities:
Capital expenditures including dry hole costs	(5,314,956)	(4,411,562)
Proceeds from leasing of fee mineral acreage	176,066	—
Distributions received from partnerships	165,792	113,765
Proceeds from sale of assets	89,227	769,266

Net cash used in investing activities	(4,883,871)	(3,528,531)

Cash flows from financing activities:
Borrowings under debt agreement	—	3,800,000
Payments of loan principal	(500,001)	(4,825,001)
Payments of dividends	(210,274)	(209,489)

Net cash used in financing activities	(710,275)	(1,234,490)

Increase (decrease) in cash and cash equivalents	1,347,833	(178,074)
Cash and cash equivalents at beginning of period	1,638,833	642,343

Cash and cash equivalents at end of period	$2,986,666	$464,269

Supplemental Schedule of Noncash Investing and Financing Activities:
Dividends declared and unpaid	$672,871	$419,085

Reclassification of deferred compensation as equity	$1,069,030	$—

(See accompanying notes)

(4)

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
NOTE 3: Stockholders’ Equity
     On December 13, 2005, the Company’s Board of Directors declared a 2-for-1 stock split of outstanding Class A common stock. The Class A common stock split was effected in the form of a stock dividend, distributed on January 9, 2006 to shareholders of record on December 29, 2005.
     All references to number of shares and per share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split.
NOTE 4: Earnings per Share
     The following table sets forth the number of shares utilized in the computation of basic and diluted earnings per share, giving consideration to certain shares that may be issued under the Non-Employee Directors Deferred Compensation Plan, to the extent dilutive. The weighted average shares outstanding, potentially dilutive shares and earnings per share for fiscal 2005 have been restated to reflect the 2-for-1 stock split discussed in Note 3.

	Three months ended December 31,
	2005	2004
Denominator:
For basic earnings per share
Weighted average shares	8,410,886	8,379,774
Effect of potential diluted shares:
Directors’ deferred compensation shares	62,978	101,744

Denominator for diluted earnings per share - adjusted weighted average shares and potential shares	8,473,864	8,481,518

NOTE 5: Long-term Debt
     The Company has a loan agreement with BancFirst, Oklahoma City, OK (the Agreement). The Agreement provides for a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the revolving loan is $8,000,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 30, 2008. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (6.5% at December 31, 2005) or Libor (for one, three or six month periods), plus 1.80%. At December 31, 2005, the Company had $4,666,656 outstanding under the term loan and had no balance outstanding under the revolving loan.

(5)

NOTE 6: Dividends
     On October 19, 2005, the Company’s Board of Directors declared a $.025 per share dividend that was paid on December 12, 2005. On December 13, 2005, the Company’s Board of Directors approved payment of a $.03 per share regular dividend and a $.05 per share additional non-recurring dividend to be paid on March 10, 2006 to shareholders of record on February 27, 2006.
NOTE 7: Deferred Compensation Plan for Directors
     No shares were issued under the Plan in the 2006 quarter. Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to general and administrative expense of $287,847. This change will reduce volatility in the Company’s earnings resulting from the charges to expense caused by market value changes in the Company’s common stock. The deferred compensation obligation at the date of the Plan’s amendment was reclassified to stockholders’ equity.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     Forward-Looking Statements for fiscal 2006 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2005, the Company had positive working capital of $5,505,961, as compared to positive working capital of $3,470,006 at September 30, 2005. Oil and gas sales receivable has increased due to higher oil and natural gas prices and the directors’ deferred compensation liability was reclassified to equity. These items were offset by an increase in income taxes payable, an increase in accrued liabilities other, which includes the March 2006 dividend payable of approximately $673,000 declared in December 2005 and an increase in accounts payable. The provision for income taxes increased as the result of higher earnings and the exhaustion of tax depletion carry forward deductions. Cash flow from operating activities remains strong, increasing 51% over last year’s first quarter.
     Capital expenditures for oil and gas activities for the 2006 three-month period amounted to $5,314,956, as compared to $4,411,562 for the 2005 period. Management currently expects capital expenditures for oil and gas activities to be in excess of $17,000,000 for fiscal 2006. The substantial increase in capital expenditures is a result of increased drilling activity brought on by higher market prices for oil and gas and increases in the costs of drilling and equipping wells. As drilling activity has increased, costs for drilling rigs and well equipment have increased, and are expected to remain so for the remainder of fiscal 2006. Acquisitions of oil and gas properties, if any, would further increase the capital expenditure amount.
     The Company has historically funded capital expenditures, overhead costs and dividend payments from operating cash flow and has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. The increased cash flow from higher prices being received for natural gas and oil should allow the Company to fund all expenditures from cash flow. However, minor amounts may be borrowed on a temporary basis under the Company’s credit facility. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed.

(6)

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005 – COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004
Overview:
     The Company recorded a first quarter 2006 net income of $4,894,118, or $.58 per diluted share, as compared to a net income of $2,448,344 or $.29 per diluted share in the 2005 quarter. The improved results were due to increased sales prices for both oil and natural gas offset by decreased oil and gas sales volumes and a 121% increase in the provision for income taxes.
Revenues:
     Total revenues increased $3,715,319 or 44% for the 2006 quarter. The increase was the result of a $3,396,101 increase in oil and natural gas sales revenues. The increase in oil and gas sales revenues resulted from a 23% and 61% increase in the average sales price for oil and natural gas, respectively. Oil sales volumes decreased 20% while gas sales volumes decreased 7%. Part of this decline is the result of the Company selling non-core assets during fiscal 2005 which equaled approximately 3% of production on an annualized basis. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2006 and 2005:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE

Three months ended 12/31/05	25,001	$57.15	1,046,917	$9.82
Three months ended 12/31/04	31,453	$46.45	1,123,068	$6.10
     The continuing increase in drilling expenditures and the Company’s stated goal of increasing its working interests in new wells drilled should result in increased production volumes for gas, as compared to fiscal 2005, for the remainder of the year. The Company’s drilling continues to be concentrated on gas production. As indicated in the table below natural gas production has been increasing for the last three quarters.

Quarter ended	Barrels Sold	MCF Sold
12/31/05	25,001	1,046,917
9/30/05	23,496	999,860
6/30/05	23,055	979,020
3/31/05	23,577	909,278
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
Lease Operating Expenses (LOE):
     LOE increased $111,153 or 15% in the 2006 quarter. The increase is a result of new wells going on line in the 2006 quarter, as new wells normally have high operating costs the first several months of production, the continuing increase in the number of wells in which the Company has an interest, general price increases and ad valorem taxes.
Production Taxes:
     Production taxes increased $185,119 or 33% in the 2006 quarter. The increase is the result of the large increase in oil and gas revenues in the 2006 quarter, as production taxes are paid as a percentage of these revenues.

(7)

Exploration Costs:
     These costs decreased $231,732 in the 2006 quarter. This decrease is principally the result of one exploratory dry hole drilled in the fiscal 2005 quarter. In the 2006 first quarter the Company had no high cost exploratory wells which resulted in dry holes. In addition, some of the Company’s leasehold was deemed worthless or the lease term expired in the 2005 quarter.
Depreciation, Depletion, Amortization (DD&A) and Impairment:
     DD&A increased $371,250 or 19% in the 2006 quarter. The increase is a result of higher costs on newly completed wells resulting from increased ownership percentages and general price increases, which must be depreciated. In addition, one well with remaining basis of $166,000 was fully amortized during the quarter as it was abandoned due to continued uneconomic production volumes. There was no impairment charge in the 2005 quarter as compared to $28,652 in the 2006 quarter.
General and Administrative Costs (G&A):
     G&A costs decreased $558,239 or 42% in the 2006 quarter. The decrease is the result of an amendment to the Directors’ Deferred Compensation Plan (the Plan). Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to G&A of approximately $288,000 as compared to a charge of approximately $282,000 in the first quarter of 2005, resulting in a $570,000 change between the quarters. In addition, the deferred compensation liability after the October 19, 2005 adjustment was reclassified to stockholders’ equity.
Interest Expense:
     Interest expense decreased in the 2006 quarter due to lower outstanding debt balances.
Income Taxes:
     The 2006 quarter provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 34% for the 2006 period and 32% for the 2005 period.
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

(8)

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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2005 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $401,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change

(9)

in the price received for oil production would result in a corresponding $101,500 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to either the national prime rate minus 3/4% or LIBOR for one, three or six month periods, plus 1.8%. However, at December 31, 2005, the Company had no balance outstanding under this facility. The Company has a $10,000,000 term loan with an outstanding balance of $4,666,656 at December 31, 2005 maturing on April 1, 2008. The interest rate is fixed at 4.56% until maturity.
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
PART II OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS	–	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K	–	Dated December 14, 2005, Other Events, press release concerning a 2 for 1 stock split and dividend payments.

	Form 8-K	–	Dated December 16, 2005, Press release concerning officer retirement and appointment of new officers.
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE ROYALTY COMPANY

February 6, 2006	/s/ H W Peace II

Date	H W Peace II, President
and Chief Executive Officer

February 6, 2006	/s/ Michael C. Coffman

Date	Michael C. Coffman,
Vice President,
Chief Financial Officer and
Secretary and Treasurer

(10)