Form 10-Q
period 2006-03-31
PANHANDLE ROYALTY CO
filed 2006-05-08
CIK 315131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended    March 31, 2006

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
☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerate filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Outstanding shares of Class A Common stock (voting) at May 4, 2006:    8,410,886

PART 1 FINANCIAL INFORMATION
PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2006 is unaudited)

	March 31, 2006	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$419,469	$1,638,833
Oil and gas sales receivable	6,557,889	6,641,447
Income tax and other receivable	1,190,918	2,647
Prepaid expenses	95,346	18,873

Total current assets	8,263,622	8,301,800

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	96,382,688	85,393,626
Non-producing oil and gas properties	10,512,031	10,165,367
Other	551,885	524,721

	107,446,604	96,083,714
Less accumulated depreciation, depletion and amortization	48,296,391	43,787,403

Net properties and equipment	59,150,213	52,296,311

Investment in partnerships	355,352	396,424
Marketable securities and other assets	247,157	247,157

Total Assets	$68,016,344	$61,241,692

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,707,977	$700,242
Accrued liabilities:
Deferred compensation	—	1,335,305
Interest	19,794	23,129
Other	163,251	173,445
Income taxes payable	—	599,669
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	3,891,026	4,831,794

Long-term debt	2,166,651	3,166,653
Deferred income taxes	14,272,280	13,321,750
Other non-current liabilities	1,230,888	1,286,145

Stockholders’ Equity:
Class A voting common stock, $.0166 par value;
12,000,000, shares authorized, 8,410,886 issued and outstanding at March 31, 2006 and 8,410,886 at September 30, 2005	140,182	140,182
Capital in excess of par value	1,715,206	1,715,206
Deferred compensation	1,155,415	—
Retained earnings	43,444,696	36,779,962

Total Stockholders’ Equity	46,455,499	38,635,350

Total Liabilities and Stockholders’ Equity	$68,016,344	$61,241,692

(1)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	$8,347,054	$5,954,772	$20,052,018	$14,263,635
Lease bonuses and rentals	114,791	39,698	208,267	81,035
Interest and other	82,843	269,160	346,826	328,644
Equity in income of partnerships	183,818	113,445	329,074	196,413

	8,728,506	6,377,075	20,936,185	14,869,727

Costs and expenses:
Lease operating expenses	691,896	766,076	1,522,165	1,485,192
Production taxes	514,059	380,118	1,255,477	936,417
Exploration costs	149,247	55,035	181,791	319,311
Depreciation, depletion, amortization and impairment	2,407,848	1,657,709	4,724,586	3,574,545
Loss on sale of assets	94,275	102,296	94,275	102,588
General and administrative	960,442	1,105,444	1,716,659	2,419,900
Interest expense	67,979	99,748	127,354	204,781

	4,885,746	4,166,426	9,622,307	9,042,734

Income before provision for income taxes	3,842,760	2,210,649	11,313,878	5,826,993

Provision for income taxes	1,189,000	635,000	3,766,000	1,803,000

Net income	$2,653,760	$1,575,649	$7,547,878	$4,023,993

Basic earnings per common share (Note 4)	$0.32	$0.19	$0.90	$0.48

Diluted earnings per common share (Note 4)	$0.31	$0.19	$0.89	$0.47

Dividends declared per share of common stock and paid in quarter	0.08	0.05	$0.105	$0.075

(2)

PANHANDLE ROYALTY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended March 31, 2006

	Class A voting		Capital in
	Common Stock		Excess of	Deferred	Retained
	Shares	Amount	Par Value	Compensation	Earnings	Total

Balances at September 30, 2005	8,410,886	$140,182	$1,715,206	$—	$36,779,962	$38,635,350

Net Income	—	—	—	—	7,547,878	7,547,878

Dividends ($.105 per share)	—	—	—	—	(883,144)	(883,144)

Increase in deferred compensation:
Reclassification	—	—	—	1,053,408	—	1,053,408
Charged to expense	—	—	—	102,007	—	102,007

Balances at March 31, 2006	8,410,886	$140,182	$1,715,206	$1,155,415	$43,444,696	$46,455,499

(3)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,547,878	$4,023,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	4,724,586	3,574,545
Deferred income taxes	950,530	1,000,000
Lease bonus income	(55,258)	(4,194)
Exploration costs	181,791	319,311
Gain or loss on sale of assets	(180,194)	(160,360)
Equity in earnings of partnerships	(329,074)	(196,413)
Directors’ deferred compensation	102,007	—
Cash provided by changes in assets and liabilities:
Receivables	83,558	(458,867)
Prepaid expenses and other assets	(76,473)	(79,956)
Accounts payable and accrued liabilities	712,309	544,200
Income taxes receivable	(1,190,918)	(682,422)
Income taxes payable	(599,669)	—

Total adjustments	4,323,195	3,855,844

Net cash provided by operating activities	11,871,073	7,879,837

Cash flows from investing activities:
Capital expenditures including dry hole costs	(11,959,114)	(8,164,152)
Distributions received from partnerships	370,146	258,007
Proceeds from sale of assets and leasing of fee mineral acreage	381,677	1,279,796

Net cash used in investing activities	(11,207,291)	(6,626,349)

Cash flows from financing activities:
Borrowings under debt agreement	—	8,675,000
Payments of loan principal	(1,000,002)	(9,500,002)
Payments of dividends	(883,144)	(628,574)

Net cash used in financing activities	(1,883,146)	(1,453,576)

Decrease in cash and cash equivalents	(1,219,364)	(200,088)
Cash and cash equivalents at beginning of period	1,638,833	642,343

Cash and cash equivalents at end of period	$419,469	$442,255

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification of deferred compensation as equity	$1,053,408	$—

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
     Loss on Sale of Assets in the 2005 periods has been reclassified from Interest and Other Revenues to Costs and Expenses in this Form 10-Q
NOTE 2: Income Taxes
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

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Denominator:
For basic earnings per share
Weighted average shares	8,410,886	8,381,700	8,410,886	8,380,726
Effect of potential diluted shares:
Directors’ deferred compensation shares	67,932	91,072	63,786	84,464

Denominator for diluted earnings per share — adjusted weighted average shares and potential shares	8,478,818	8,472,772	8,474,672	8,465,190

NOTE 5: Long-term Debt
     The Company has a loan agreement with BancFirst, Oklahoma City, OK (the Agreement). The Agreement provides for a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the revolving loan is $8,000,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 30, 2008. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (7% at March 31, 2006) or Libor (for one, three or six month periods), plus 1.80%. At March 31, 2006, the Company had $4,166,655 outstanding under the term loan and had no balance outstanding under the revolving loan.

(5)

NOTE 6: Deferred Compensation Plan for Directors
     No shares were issued under the Plan in the 2006 periods. Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to general and administrative expense of $281,897. This change will reduce volatility in the Company’s earnings resulting from the charges to expense caused by market value changes in the Company’s common stock. The deferred compensation obligation at the date of the Plan’s amendment was reclassified to stockholders’ equity.
NOTE 7: Capitalized Costs
     Producing oil and gas properties include costs of $753,080 on exploratory wells which were drilling and/or testing at March 31, 2006.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     Forward-Looking Statements for fiscal 2006 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, drilling and equipment cost risk, field services cost risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2006, the Company had positive working capital of $4,372,596, as compared to positive working capital of $3,470,006 at September 30, 2005. The increase is a result of an income tax receivable created by the estimated federal income tax payment made in March 2006 and the directors’ deferred compensation liability being reclassified to equity in October 2005. These items were offset by an increase in accounts payable, which relates to increased drilling expenditures. Capital expenditures are increasing as the Company continues to implement its strategy of increasing the average working interest in new wells drilled and as costs for drilling rigs, field services and equipment continue to increase.
     Cash flow from operating activities remains strong, increasing 51% over last year’s period. Capital expenditures for oil and gas activities for the 2006 six-month period amounted to $11,959,114, as compared to $8,164,152 for the 2005 period. Management currently expects capital expenditures for oil and gas activities to be in excess of $22,000,000 for fiscal 2006. This is after a recently announced increase of $6,000,000 in the 2006 capital expenditure budget. The substantial increase in capital expenditures is a result of increased drilling activity brought on by higher market prices for oil and gas and increases in the costs of drilling and equipping wells. As drilling activity has increased, costs for drilling rigs, well equipment and services have increased, and are expected to remain so for the remainder of fiscal 2006. Acquisitions of oil and gas properties or a company would further increase the capital expenditure amount.
     The Company has historically funded capital expenditures, overhead costs and dividend payments from operating cash flow and has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. With the expected decline in natural gas prices coming in the summer months some amounts may be borrowed on a temporary basis under the Company’s credit facility. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed.

(6)

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 — COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
Overview:
     The Company recorded a second quarter 2006 net income of $2,653,760, or $.31 per diluted share, as compared to a net income of $1,575,649 or $.19 per diluted share in the 2005 quarter. The improved results were principally due to increased sales prices for both oil and natural gas and increases in oil and gas sales volumes offset by an 87% increase in the provision for income taxes.
Revenues:
     Total revenues increased $2,351,431 or 37% for the 2006 quarter. The increase was primarily the result of a $2,392,282 increase in oil and natural gas sales revenues. The increase in oil and gas sales revenues resulted from a 27% and 26% increase in the average sales price for oil and natural gas, respectively. Oil sales volumes increased 2% while gas sales volumes increased 13%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2006 and 2005:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Three months ended 3/31/06	23,964	$61.45	1,029,529	$6.68
Three months ended 3/31/05	23,577	$48.45	909,278	$5.29
     The continuing increase in drilling expenditures and the Company’s stated goal of increasing its working interests in new wells drilled should result in increased production volumes for gas, as compared to fiscal 2005. The Company’s drilling continues to be concentrated on gas production. As indicated in the table below natural gas production has increased in 2006 as compared to the last two quarters of 2005. New wells coming on line are replacing the decline in production of older wells, and the Company expects to have more new production come on line in the last six months of 2006.

Quarter ended	Barrels Sold	MCF Sold
3/31/06	23,964	1,029,529
12/31/05	25,001	1,046,917
9/30/05	23,496	999,860
6/30/05	23,055	979,020
     The Company is a non-operator and obtaining timely production data and sales price information from most operators is not possible. This causes the Company to utilize past production receipts and estimated sales price information to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas sales accrual estimates are impacted by many variables including the initial high production from and the possible rapid decline rates of certain new wells and rapidly changing market prices for natural gas. The Company records an accrual to actual adjustment in each succeeding quarter. In April, 2006 the Company determined that its oil and gas revenue accrual estimate at December 31, 2005 was higher than actual production proceeds that have been received to date for the accrual period. The higher than actual oil and gas revenue accrual estimate was a result of the above variables. The effect of the accrual estimate change for the three months ended December 31, 2005 was that revenues and net income were approximately $750,000 and $370,000 higher, respectively, than actual results for those periods. Likewise, for the three months ended March 31, 2006, revenues and net income were lower by such amounts.
Lease Operating Expenses (LOE):
     LOE decreased $74,180 or 10% in the 2006 quarter. The decrease is the result of two new large interest wells going on line in the 2005 quarter which had high operating costs the first several months of production. This decrease was offset by an increase in the number of wells in which the Company has an interest and thus pays LOE and continuing increases in oilfield prices.
Production Taxes:
     Production taxes increased $133,941 or 35% in the 2006 quarter. The increase is the result of the larger oil and gas revenues in the 2006 quarter, as production taxes are paid as a percentage of these revenues.
Exploration Costs:
     These costs increased $94,212 in the 2006 quarter. This increase is principally the result of only one lower cost exploratory dry hole being drilled in the fiscal 2005 quarter. In the 2006 quarter the Company had one exploratory well at a cost of approximately $126,000 which resulted in a dry hole.

(7)

Depreciation, Depletion, Amortization (DD&A) and Impairment:
     DD&A increased $684,090 or 42% in the 2006 quarter. The increase is a result of higher costs on newly completed wells resulting from increased ownership percentages and general price increases, which must be depreciated. In addition, projected remaining production volumes were reduced on some wells, thus increasing 2006 period DD&A costs. Impairment charges in the 2005 quarter were $41,694 as compared to $107,743 in the 2006 quarter.
General and Administrative Costs (G&A):
     G&A costs decreased $145,002 or 13% in the 2006 quarter. The decrease is primarily the result of an amendment to the Directors’ Deferred Compensation Plan (the Plan). Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price of the 2005 quarter resulted in a charge to G&A of approximately $167,000. The deferred compensation liability after the October 19, 2005 adjustment was reclassified to stockholders’ equity.
Interest Expense:
     Interest expense decreased in the 2006 quarter due to lower outstanding debt balances.
Income Taxes:
     The 2006 quarter provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 31% for the 2006 period and 29% for the 2005 period.
SIX MONTHS ENDED MARCH 31, 2006 — COMPARED TO SIX MONTHS ENDED MARCH 31, 2005
Overview:
     The Company recorded a six month period 2006 net income of $7,547,878, or $.89 per diluted share, as compared to a net income of $4,023,993 or $.47 per diluted share in the 2005 period. The improved results were due to increased sales prices for both oil and natural gas, a slight increase in gas sales volumes offset by a slight decrease in oil sales volumes and a 109% increase in the provision for income taxes.
Revenues:
     Total revenues increased $6,066,458 or 41% for the 2006 period. The increase was the result of a $5,788,383 increase in oil and natural gas sales revenues. The increase in oil and gas sales revenues resulted from a 25% and 44% increase in the average sales price for oil and natural gas, respectively. The Company expects natural gas prices to trend lower during upcoming summer months with oil prices continuing at a high level. Oil sales volumes decreased 11% while gas sales volumes increased 2%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the six month periods of fiscal 2006 and 2005:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Six months ended 3/31/06	48,965	$59.25	2,076,446	$8.26
Six months ended 3/31/05	55,030	$47.31	2,032,346	$5.74
     The continuing increase in drilling expenditures and the Company’s stated goal of increasing its working interests in new wells drilled should result in increased production volumes for gas, as compared to fiscal 2005. The Company’s drilling continues to be concentrated on gas production. The shortage of completion equipment has resulted in longer times from spud to first sales for new wells in fiscal 2006. The Company expects new wells put on line in the remaining six months of 2006 to more than replace decline of existing well production.

(8)

Lease Operating Expenses (LOE):
     LOE increased $36,973 or 2% in the 2006 period. The increase is a result of new wells going on line in the 2006 period, as new wells normally have high operating costs the first several months of production, the continuing increase in the number of wells in which the Company has an interest and general price increases. In addition water disposal costs on one new well have been disproportionately high.
Production Taxes:
     Production taxes increased $319,060 or 34% in the 2006 period. The increase is the result of the large increase in oil and gas revenues in the 2006 period, as production taxes are paid as a percentage of these revenues.
Exploration Costs:
     These costs decreased $137,520 in the 2006 period. This decrease is principally the result of two exploratory dry holes drilled in the 2005 period as compared to one in the 2006 period. The Company’s charge to exploration costs for leasehold deemed worthless or the lease term expired in the 2005 period exceeded the 2006 period by approximately $30,000.
Depreciation, Depletion, Amortization (DD&A) and Impairment:
     DD&A increased $1,055,340 or 30% in the 2006 period. The increase is a result of higher costs on newly completed wells resulting from increased ownership percentages and general price increases, which must be depreciated and projected remaining production volumes were reduced on some wells, thus increasing current DD&A costs. In addition, one well with remaining basis of $166,000 was fully amortized during the period as it was abandoned due to continued uneconomic production volumes. Impairment charges in the 2005 period were $41,694 as compared to $136,395 in the 2006 period.
General and Administrative Costs (G&A):
     G&A costs decreased $703,241 or 29% in the 2006 period. The decrease is the result of an amendment to the Directors’ Deferred Compensation Plan (the Plan). Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to G&A of approximately $282,000 as compared to a charge of approximately $230,000 in the 2005 period. In addition, the deferred compensation liability after the October 19, 2005 adjustment was reclassified to stockholders’ equity.
Interest Expense:
     Interest expense decreased in the 2006 period due to lower outstanding debt balances.
Income Taxes:
     The 2006 period provision for income taxes increased due to substantially increased income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 33% for the 2006 period and 31% for the 2005 period.
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

(9)

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
Oil and Gas Sales Revenue Accrual
     The Company does not operate any of its oil and gas properties, and it primarily holds small interests in several thousand wells. Thus, obtaining timely production data from the well operators is extremely difficult. This requires the Company to utilize past production receipts and estimated sales price information to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas accrual can be impacted by many variables, including initial high production rates of new wells and subsequent rapid decline rates of those wells and rapidly changing market prices for natural gas. This could lead to an over or under accrual of oil and gas sales at the end of any particular quarter. Based on past history, the estimated accrual has been materially accurate.
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

(10)

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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2005 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $401,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $101,500 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to either the national prime rate minus 3/4% or LIBOR for one, three or six month periods, plus 1.8%. However, at March 31, 2006, the Company had no balance outstanding under this facility. The Company has a $10,000,000 term loan with an outstanding balance of $4,166,655 at March 31, 2006 maturing on April 1, 2008. The interest rate is fixed at 4.56% until maturity.
ITEM 4 CONTROLS AND PROCEDURES
     The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s disclosure controls and procedures have been designed to meet, and management believes that they do meet, reasonable assurance standards. Based on their evaluation as of the end of the fiscal period covered by this report, the Chief Operating Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter or subsequent to the date the assessment was completed.
PART II OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on February 24, 2006.

(b)	Two directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
E. Chris Kauffman	6,314,213	205,047
H. Grant Swartzwelder	6,394,337	124,923
ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS —	Exhibit 31.1 and 31.2 — Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2 — Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K —	Dated February 24, 2006, Item 5.02 (c)(d) Results of Annual Shareholders and Board of Directors Meeting.
Item 5.03 Amendments to Articles of Incorporation or Bylaws.

(11)

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE ROYALTY COMPANY

May 5, 2006	/s/ Michael C. Coffman

Date	Michael C. Coffman, Co-President,
Chief Financial Officer and Treasurer

May 5, 2006	/s/ Ben D. Hare

Date	Ben D. Hare, Co-President
and Chief Operating Officer

May 5, 2006	/s/ Lonnie J. Lowry

Date	Lonnie J. Lowry, Vice President
and Chief Accounting Officer

(12)