Form 10-Q
period 2006-06-30
PANHANDLE ROYALTY CO
filed 2006-08-07
CIK 315131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2006

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
☐ Yes            ☑ No
Outstanding shares of Class A Common stock (voting) at August 3, 2006: 8,410,886

PART 1 FINANCIAL INFORMATION
PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2006 is unaudited)

	June 30, 2006	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$498,642	$1,638,833
Oil and gas sales receivable	5,623,279	6,641,447
Income tax and other receivable	1,608,653	2,647
Prepaid expenses	57,498	18,873

Total current assets	7,788,072	8,301,800

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	101,893,305	85,393,626
Non-producing oil and gas properties	10,001,164	10,165,367
Other	561,796	524,721

	112,456,265	96,083,714
Less accumulated depreciation, depletion and amortization	50,610,595	43,787,403

Net properties and equipment	61,845,670	52,296,311

Investment in partnerships	334,816	396,424
Marketable securities and other assets	247,157	247,157

Total Assets	$70,215,715	$61,241,692

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,519,851	$700,242
Accrued liabilities:
Deferred compensation	—	1,335,305
Interest	17,503	23,129
Other	332,679	173,445
Income taxes payable	—	599,669
Current portion of long-term debt	2,000,004	2,000,004

Total current liabilities	3,870,037	4,831,794

Long-term debt	1,666,650	3,166,653
Deferred income taxes	15,240,280	13,321,750
Other non-current liabilities	1,209,468	1,286,145

Stockholders’ Equity:
Class A voting common stock, $.0166 par value; 12,000,000, shares authorized, 8,410,886 issued and outstanding at June 30, 2006 and at September 30, 2005	140,182	140,182
Capital in excess of par value	1,715,206	1,715,206
Deferred compensation	1,186,752	—
Retained earnings	45,187,140	36,779,962

Total Stockholders’ Equity	48,229,280	38,635,350

Total Liabilities and Stockholders’ Equity	$70,215,715	$61,241,692

(1)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	$7,085,189	$7,257,166	$27,137,207	$21,520,801
Lease bonuses and rentals	160,300	1,986,043	368,567	2,067,078
Interest and other	57,364	100,625	404,190	429,269
Equity in income of partnerships	111,753	79,257	440,827	275,670

	7,414,606	9,423,091	28,350,791	24,292,818

Costs and expenses:
Lease operating expenses	828,256	665,843	2,350,421	2,151,035
Production taxes	399,875	435,978	1,655,352	1,372,395
Exploration costs	29,289	25,545	211,080	344,856
Depreciation, depletion, amortization and impairment	2,432,781	2,118,707	7,157,367	5,693,252
Loss on sale of assets	17,594	208,045	111,869	310,633
General and administrative	828,208	823,370	2,544,867	3,243,270
Interest expense	62,725	89,184	190,079	293,965

	4,598,728	4,366,672	14,221,035	13,409,406

Income before provision for income taxes	2,815,878	5,056,419	14,129,756	10,883,412

Provision for income taxes	737,000	1,637,000	4,503,000	3,440,000

Net income	$2,078,878	$3,419,419	$9,626,756	$7,443,412

Basic earnings per common share (Note 4)	$0.25	$0.41	$1.14	$0.89

Diluted earnings per common share (Note 4)	$0.25	$0.40	$1.14	$0.88

Dividends declared per share of common stock and paid in period	$0.04	$0.025	$0.145	$0.10

(2)

PANHANDLE ROYALTY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended June 30, 2006

	Class A voting		Capital in
	Common Stock		Excess of	Deferred	Retained
	Shares	Amount	Par Value	Compensation	Earnings	Total

Balances at September 30, 2005	8,410,886	$140,182	$1,715,206	$—	$36,779,962	$38,635,350

Net Income	—	—	—	—	9,626,756	9,626,756

Dividends ($.145 per share)	—	—	—	—	(1,219,578)	(1,219,578)

Increase in deferred compensation:
Reclassification	—	—	—	1,053,408	—	1,053,408
Charged to expense	—	—	—	133,344	—	133,344

Balances at June 30, 2006	8,410,886	$140,182	$1,715,206	$1,186,752	$45,187,140	$48,229,280

(3)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,626,756	$7,443,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	7,157,367	5,693,252
Deferred income taxes	1,918,530	1,184,000
Lease bonus income	(76,677)	(1,950,121)
Exploration costs	211,080	344,856
Gain or loss on sale of assets	(398,028)	39,192
Equity in earnings of partnerships	(440,827)	(275,670)
Directors’ deferred compensation	133,344	—
Cash provided by changes in assets and liabilities:
Receivables	999,568	(410,325)
Income taxes receivable	(1,590,053)	—
Prepaid expenses and other assets	(38,625)	(40,399)
Accounts payable and accrued liabilities	691,320	363,759
Income taxes payable	(599,669)	764,636

Total adjustments	7,967,330	5,713,180

Net cash provided by operating activities	17,594,086	13,156,592

Cash flows from investing activities:
Capital expenditures including dry hole costs	(17,357,602)	(10,861,677)
Distributions received from partnerships	502,435	357,800
Proceeds from sale of assets and leasing of fee mineral acreage	840,471	1,631,474

Net cash used in investing activities	(16,014,696)	(8,872,403)

Cash flows from financing activities:
Borrowings under debt agreement	—	11,350,000
Payments of loan principal	(1,500,003)	(14,800,003)
Payments of dividends	(1,219,578)	(838,617)

Net cash used in financing activities	(2,719,581)	(4,288,620)

Decrease in cash and cash equivalents	(1,140,191)	(4,431)
Cash and cash equivalents at beginning of period	1,638,833	642,343

Cash and cash equivalents at end of period	$498,642	$637,912

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification of deferred compensation as equity	$1,053,408	$—

(See accompanying notes)
PANHANDLE ROYALTY COMPANY

(4)

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

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Denominator:
For basic earnings per share
Weighted average shares	8,410,886	8,397,744	8,410,886	8,386,400
Effect of potential diluted shares:
Directors’ deferred compensation shares	69,436	60,854	67,973	60,402

Denominator for diluted earnings per share - adjusted weighted average shares and potential shares	8,480,322	8,458,598	8,478,859	8,446,802

NOTE 5: Long-term Debt
     The Company has a loan agreement with BancFirst, Oklahoma City, OK (the Agreement). The Agreement provides for a term loan in the amount of $10,000,000 and a revolving loan in the amount of $15,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base under the revolving loan is $8,000,000 which can be re-determined semi-annually. The term loan matures on April 1, 2008, and the revolving loan matures on March 30, 2008. Monthly payments on the term loan are $166,667, plus accrued interest. Interest on the term loan is fixed at 4.56% until maturity. The revolving loan bears interest at the national prime rate minus 3/4% (7.5% at June 30, 2006) or Libor (for one, three or six month periods), plus 1.80%. At June 30, 2006, the Company had $3,666,654 outstanding under the term loan and had no balance outstanding under the revolving loan.

(5)

NOTE 6: Deferred Compensation Plan for Directors
     No shares were issued under the Plan in the 2006 periods. Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to general and administrative expense of approximately $288,000. This change will reduce volatility in the Company’s earnings resulting from the charges to expense caused by market value changes in the Company’s common stock. The deferred compensation obligation at the date of the Plan’s amendment was reclassified to stockholders’ equity.
NOTE 7: Capitalized Costs
     Oil and gas properties include costs of $556,275 on exploratory wells which were drilling and/or testing at June 30, 2006.
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
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2006, the Company had positive working capital of $3,918,035, as compared to positive working capital of $3,470,006 at September 30, 2005. The increase is a result of an income tax receivable created by the estimated federal income tax payment made in March 2006 and the directors’ deferred compensation liability being reclassified to equity in October 2005. These items were offset by an increase in accounts payable, which relates to increased drilling expenditures and a decline in oil and gas sales receivables. Capital expenditures are increasing as the Company continues to implement its strategy of increasing the average working interest in new wells drilled and as costs for drilling rigs, field services and equipment continue to increase.
     Cash flow from operating activities remains strong, increasing 34% over last year’s period. Capital expenditures for oil and gas activities for the 2006 nine-month period amounted to $17,357,602, as compared to $10,861,677 for the 2005 period. Management currently expects capital expenditures for oil and gas activities to be approximately $22,000,000 for fiscal 2006. This is after an announced increase of $6,000,000 in the 2006 capital expenditure budget. The substantial increase in capital expenditures is a result of increased drilling activity brought on by higher market prices for oil and gas in the last half of 2005 and early 2006 and increases in the costs of drilling and equipping wells. As drilling activity has increased, costs for drilling rigs, well equipment and services have increased, and are expected to remain so for the remainder of fiscal 2006. Any acquisitions of oil and gas properties would further increase the capital expenditure amount.
     The Company has historically funded capital expenditures, overhead costs and dividend payments from operating cash flow and has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. With the recent decline in natural gas prices, which is expected to continue through the Company’s fiscal fourth quarter, some amounts may be borrowed on a temporary basis under the Company’s credit facility. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 — COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

(6)

Overview:
     The Company recorded a third quarter 2006 net income of $2,078,878, or $.25 per diluted share, as compared to a net income of $3,419,419 or $.40 per diluted share in the 2005 quarter.
Revenues:
     Total revenues decreased $2,008,485 or 21% for the 2006 quarter. The decrease was primarily the result of a $1,825,743 decrease in lease bonus revenues. The decrease in lease bonus revenue resulted from the Company leasing all of its non-producing mineral acreage in the state of Arkansas in the 2005 period. The total lease bonus for this transaction, net of associated basis, was $1,879,467. Oil and gas sales revenues decreased $171,977 or 2% principally due to a $.61 decrease in the average sales price for natural gas. Oil sales volumes decreased 7% while gas sales volumes increased 3%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2006 and 2005:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Three months ended 6/30/06	21,473	$67.61	1,005,976	$5.60
Three months ended 6/30/05	23,055	$50.88	979,020	$6.21
     The continuing increase in drilling expenditures and the Company’s stated goal of increasing its working interests in new wells drilled is expected to result in increased production volumes for gas in fiscal 2006 as compared to fiscal 2005. The Company’s drilling continues to be concentrated on gas production. New wells coming on line have basically replaced the decline in production of older wells. The Company expects to continue to have additional production come on line in the last quarter of 2006.
     The Company is a non-operator and obtaining timely production data and sales price information from most operators is not possible. This causes the Company to utilize past production receipts and estimated sales price information to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas sales accrual estimates are impacted by many variables including the initial high production from and the possible rapid decline rates of certain new wells and rapidly changing market prices for natural gas. The Company records an accrual to actual adjustment in each succeeding quarter. In July, 2006 the Company determined that its oil and gas revenue accrual estimate at March 31, 2006 was higher than actual production proceeds that have been received to date for the accrual period. The higher than actual oil and gas revenue accrual estimate was a result of the above variables. The effect of the accrual estimate change for the three months ended March 31, 2006 was that revenues and net income were approximately $460,000 and $165,000 higher, respectively, than actual results for those periods. Likewise, for the three months ended June 30, 2006, revenues and net income were lower by such amounts.
Lease Operating Expenses (LOE):
     LOE increased $162,413 or 24% in the 2006 quarter. The increase is the result of new larger ownership interest wells going on line in the 2006 quarter. New wells have higher operating costs the first several months of production. Additionally the number of wells in which the Company has a working interest, and thus pays LOE, continues to increase and general oilfield prices are rapidly increasing.
Production Taxes:
     Production taxes decreased $36,103 or 8% in the 2006 quarter. The decrease is principally the result of lower oil and gas revenues in the 2006 quarter, as production taxes are paid as a percentage of these revenues, and the Company received production tax credits on some properties.
Depreciation, Depletion, Amortization (DD&A) and Impairment:
     DD&A increased $425,925 or 22% in the 2006 quarter. The increase is a result of higher costs on newly completed wells resulting from increased ownership percentages and general oilfield price increases, which must be depreciated. Impairment charges in the 2005 quarter were $144,009 as compared to $32,158 in the 2006 quarter.
Loss on Sale of Assets:
     In the 2005 quarter a partnership interest and the associated producing wells were sold back to the operator resulting in a loss of approximately $200,000.

(7)

Interest Expense:
     Interest expense decreased in the 2006 quarter due to lower outstanding debt balances.
Income Taxes:
     The 2006 quarter provision for income taxes decreased due to lower income before provision for income taxes for the period and a reduction in the estimate of income before provision for income taxes for fiscal 2006 as compared to estimates made in prior periods. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 26% for the 2006 period and 32% for the 2005 period.
NINE MONTHS ENDED JUNE 30, 2006 — COMPARED TO NINE MONTHS ENDED JUNE 30, 2005
Overview:
     The Company recorded a nine month period 2006 net income of $9,626,756, or $1.14 per diluted share, as compared to a net income of $7,443,412 or $.88 per diluted share in the 2005 period. The improved results were due to increased sales prices for both oil and natural gas and a slight increase in gas sales volumes; offset by a decrease in oil sales volumes and a decrease of $1,698,511 in lease bonus revenue.
Revenues:
     Total revenues increased $4,057,973 or 17% for the 2006 period. The increase was the result of a $5,616,406 increase in oil and natural gas sales revenues offset by a decline in lease bonus revenues of $1,698,511. The increase in oil and gas sales revenues resulted from a 28% and 25% increase in the average sales price for oil and natural gas, respectively. The Company expects natural gas prices to trend lower through the summer months, with oil prices continuing at a high level. Oil sales volumes decreased 10% while gas sales volumes increased 2%. The decrease in lease bonus revenue results from the Company leasing all of its non-producing mineral acreage in the state of Arkansas in the 2005 period. The total lease bonus, net of associated basis, was $1,879,467 as compared to normal leasing activity in the 2006 period. The table below outlines the Company’s production and average sales prices for oil and natural gas for the nine month periods of fiscal 2006 and 2005:

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE
Nine months ended 6/30/06	70,438	$61.80	3,082,422	$7.39
Nine months ended 6/30/05	78,085	$48.36	3,011,366	$5.89
     The continuing increase in drilling expenditures and the Company’s stated goal of increasing its working interests in new wells drilled is expected to result in increased production volumes for gas in fiscal 2006, as compared to fiscal 2005. The Company’s drilling continues to be concentrated on gas production. The shortage of well completion equipment has resulted in longer times from well spud to first sales for new wells in fiscal 2006. New wells put on line in the remainder of 2006 should continue to replace the decline of existing well production.
Lease Operating Expenses (LOE):
     LOE increased $199,386 or 9% in the 2006 period. The increase is a result of new larger ownership interest wells going on line in the 2006 period, as new wells normally have higher operating costs the first several months of production, the continuing increase in the number of wells in which the Company has an interest and general oilfield price increases. In addition water disposal costs on one new well have been disproportionately high.
Production Taxes:
     Production taxes increased $282,957 or 21% in the 2006 period. The increase is the result of the higher oil and gas revenues in the 2006 period, as production taxes are paid as a percentage of these revenues.
Exploration Costs:
     These costs decreased $133,776 in the 2006 period. This decrease is principally the result of two higher cost exploratory dry holes drilled in the 2005 period as compared to one in the 2006 period. Also, the Company’s charge to exploration costs for leasehold deemed worthless or the lease term expired in the 2005 period exceeded the 2006 period by approximately $31,000.

(8)

Depreciation, Depletion, Amortization (DD&A) and Impairment:
     DD&A increased $1,481,265 or 27% in the 2006 period. The increase is a result of higher costs on newly completed wells resulting from increased ownership percentages and general oilfield price increases. These higher costs then must be depreciated. In addition, projected remaining production volumes were reduced on some wells, thus increasing current DD&A costs. One well with remaining basis of approximately $166,000 was fully amortized during the 2006 period as it was abandoned due to continued uneconomic production volumes. Impairment charges in the 2005 period were $185,703 as compared to $168,553 in the 2006 period.
General and Administrative Costs (G&A):
     G&A costs decreased $698,403 or 22% in the 2006 period. The decrease is the result of an amendment to the Directors’ Deferred Compensation Plan (the Plan). Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to G&A of approximately $288,000 as compared to a charge of approximately $543,000 in the 2005 period. In addition, the deferred compensation liability after the October 19, 2005 adjustment was reclassified to stockholders’ equity. Personnel related costs increased in the 2006 period approximately $116,000.
Interest Expense:
     Interest expense decreased in the 2006 period due to lower outstanding debt balances.
Income Taxes:
     The 2006 period provision for income taxes increased due to increased income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 32% for the 2006 period and 32% for the 2005 period.
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
     The more significant reporting areas impacted by management’s judgments and estimates are crude oil and natural gas reserve estimation, impairment of assets, oil and gas sales revenue accruals and provision for income tax. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The oil and gas sales revenue accrual is particularly subject to estimates due to the Company’s status as a non-operator on all of its properties. Production information obtained from well operators is substantially delayed. This causes the estimation of recent production, used in the oil and gas revenue accrual, to be subject to some variations.
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

(9)

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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2005 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $401,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $101,500 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to either the national prime rate minus 3/4% or LIBOR for one, three or six month periods, plus 1.8%. However, at June 30, 2006, the Company had no balance outstanding under this facility. The Company has a $10,000,000 term loan with an outstanding balance of $3,666,654 at June 30, 2006 maturing on April 1, 2008. The interest rate is fixed at 4.56% until maturity.
ITEM 4 CONTROLS AND PROCEDURES
     The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

(10)

Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Co-President/Chief Operating Officer and Co-President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s disclosure controls and procedures have been designed to meet, and management believes that they do meet, reasonable assurance standards. Based on their evaluation as of the end of the fiscal period covered by this report, the Chief Operating Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter or subsequent to the date the assessment was completed.
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

PANHANDLE ROYALTY COMPANY

August 4, 2006	/s/ Michael C. Coffman

Date	Michael C. Coffman, Co-President,
Chief Financial Officer and Treasurer

August 4, 2006	/s/ Ben D. Hare

Date	Ben D. Hare, Co-President
and Chief Operating Officer

August 4, 2006	/s/ Lonnie J. Lowry

Date	Lonnie J. Lowry, Vice President
and Chief Accounting Officer

(11)