Form 10-Q
period 2006-12-31
PANHANDLE ROYALTY CO
filed 2007-02-07
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 0-9116
PANHANDLE ROYALTY COMPANY

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Grand Centre Suite 305, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112

(Address of principal executive offices)
Registrant’s telephone number including area code (405) 948-1560
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Outstanding shares of Class A Common stock (voting) at February 5, 2007: 8,422,529

PART 1 FINANCIAL INFORMATION
PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at December 31, 2006 is unaudited)

	December 31, 2006	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,000,708	$434,353
Oil and gas sales receivables	6,249,652	6,471,623
Fair value of natural gas collar contracts	605,020	—
Income tax receivables and other	2,151,032	1,889,636

Total current assets	10,006,412	8,795,612

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	108,906,175	103,129,158
Non-producing oil and gas properties	9,985,440	11,273,373
Other	562,590	562,047

	119,454,205	114,964,578
Less accumulated depreciation, depletion and amortization	56,223,362	53,654,385

Net properties and equipment	63,230,843	61,310,193

Investments	575,744	596,280
Other	214,805	247,157

Total assets	$74,027,804	$70,949,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,621,513	$1,564,176
Accrued liabilities:
Interest	15,995	15,649
Other	862,001	218,069
Long-term debt due within one year	2,250,000	2,000,004

Total current liabilities	5,749,509	3,797,898

Long-term debt	—	1,166,649
Deferred income taxes	16,526,250	15,498,750
Asset retirement obligation and other non-current liabilities	1,599,248	1,420,248

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 12,000,000, shares authorized, 8,422,529 issued and outstanding at December 31, 2006 and at September 30, 2006	140,375	140,375
Capital in excess of par value	1,924,587	1,924,587
Deferred directors’ compensation	1,232,654	1,202,569
Retained earnings	46,855,181	45,798,166

Total stockholders’ equity	50,152,797	49,065,697

Total liabilities and stockholders’ equity	$74,027,804	$70,949,242

(1)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2006	2005

Revenues:
Oil and gas sales	$8,081,208	$11,704,964
Lease bonuses and rentals	115,811	93,476
Unrealized gains on natural gas collar contracts	605,020	—
Gain on sales, interest and other	52,229	263,983
Income from partnerships	77,627	145,256

	8,931,895	12,207,679
Costs and expenses:
Lease operating expenses	899,968	830,269
Production taxes	500,728	741,418
Exploration costs	673,967	32,544
Depreciation, depletion, and amortization	2,693,468	2,288,086
Provision for impairment	52,567	28,652
Loss on sale of assets	32,397	—
General and administrative	1,147,248	756,217
Interest expense	54,615	59,375

	6,054,958	4,736,561

Income before provision for income taxes	2,876,937	7,471,118

Provision for income taxes	893,444	2,577,000

Net income	$1,983,493	$4,894,118

Earnings per common share (Note 4)	$0.23	$0.58

Dividends declared per share of common stock and paid in period	$0.04	$0.025

Dividends declared per share of common stock for and to be paid in the quarter ended March 31(Note 6)	$0.07	$0.08

(2)

PANHANDLE ROYALTY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended December 31, 2006

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors	Retained
	Shares	Amount	Par Value	Compensation	Earnings	Total

Balances at September 30, 2006	8,422,529	$140,375	$1,924,587	$1,202,569	$45,798,166	$49,065,697
Net Income	—	—	—	—	1,983,493	1,983,493
Dividends declared ($.11 per share)	—	—	—	—	(926,478)	(926,478)
Increase in deferred directors compensation charged to expense	—	—	—	30,085	—	30,085

Balances at December 31, 2006	8,422,529	$140,375	$1,924,587	$1,232,654	$46,855,181	$50,152,797

(3)

PANHANDLE ROYALTY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,983,493	$4,894,118
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains on natural gas collar contracts	(605,020)	—
Depreciation, depletion, amortization	2,693,468	2,288,086
Provision for impairment	52,567	28,652
Deferred income taxes	1,027,500	352,000
Lease bonus income	(18,697)	(31,034)
Exploration costs	673,967	32,544
Gain on sale of assets	(80,651)	(182,521)
Equity in earnings of partnerships	(77,627)	(145,256)
Directors’ deferred compensation	30,085	15,622
Cash provided by changes in assets and liabilities:
Oil and gas sales receivables	221,971	(2,165,857)
Income tax receivables and other	(261,396)	(118,138)
Accounts payable	(1,001,292)	(496,864)
Accrued directors’ deferred compensation	—	(281,897)
Accrued interest payable	346	(1,275)
Other accrued liabilities	54,355	46,718
Income taxes payable	—	1,502,489

Total adjustments	2,709,576	843,269

Net cash provided by operating activities	4,693,069	5,737,387

Cash flows from investing activities:
Capital expenditures, including dry hole costs	(3,269,402)	(4,110,364)
Proceeds from leasing of fee mineral acreage	107,265	176,066
Distributions received from partnerships	98,163	165,792
Proceeds from sale of assets	190,814	89,227

Net cash used in investing activities	(2,873,160)	(3,679,279)

Cash flows from financing activities:
Borrowings under debt agreement	3,011,625	—
Payments of loan principal	(3,928,278)	(500,001)
Payments of dividends	(336,901)	(210,274)

Net cash used in financing activities	(1,253,554)	(710,275)

Increase in cash and cash equivalents	566,355	1,347,833
Cash and cash equivalents at beginning of period	434,353	1,638,833

Cash and cash equivalents at end of period	$1,000,708	$2,986,666

Supplemental Schedule of Noncash Investing and Financing Activities:
Dividends declared and unpaid	$589,577	$672,871

Reclassification of deferred compensation as equity	$—	$1,053,408

Additions and revisions, net, to asset retirement obligations	$197,697	$—

Additions to properties and equipment included in accounts payable	$2,058,629	$1,204,592

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
NOTE 4: Earnings per Share
     Earnings per share (EPS) is calculated using net income divided by the weighted average of common shares outstanding (including unissued, vested directors’ shares (71,108 and 62,978 for fiscal 2007 and 2006, respectively) after October 19, 2005 — see Note 7) during the period.
NOTE 5: Long-term Debt
     In October 2006, the Company refinanced its credit facility with BancFirst of Oklahoma City, Oklahoma with a credit facility from Bank of Oklahoma (BOK). The BOK Agreement consisted of a term loan in the amount of $2,500,000 and a revolving loan in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination. The current borrowing base under the BOK Agreement is $10,000,000. The term loan matures on September 1, 2007, and the revolving loan matures on October 31, 2009. Monthly payments, which began December 1, 2006, on the term loan are $250,000, plus accrued interest. Borrowings under the revolving loan are due at maturity. The term loan bears interest at 30 day LIBOR plus .75%. The revolving loan bears interest at the national prime rate minus from 1.375% to .75%, or 30 day LIBOR plus from 1.375% to 2.0%. The interest rate charged will be based on the percent of the value advanced of the calculated loan value of Panhandle’s oil and gas reserves. The interest rate spread from LIBOR or prime increases as a larger percent of the loan value of Panhandle’s oil and gas properties is advanced.
NOTE 6: Dividends
     On October 25, 2006, the Company’s Board of Directors declared a $.04 per share dividend that was paid on December 11, 2006. On December 12, 2006, the Company’s Board of Directors approved payment of a $.07 per share dividend to be paid on March 9, 2007 to shareholders of record on February 27, 2007.
NOTE 7: Deferred Compensation Plan for Directors
     No shares were issued under the Plan in the 2007 period. Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to general and administrative expense of approximately $288,000. This change will reduce volatility in the Company’s earnings resulting from the charges to expense caused by market value changes in the Company’s common stock. The deferred compensation obligation at the date of the Plan’s amendment was reclassified to stockholders’ equity.

(5)

NOTE 8: Capitalized Costs
     Oil and gas properties include costs of $175,870 on exploratory wells which were drilling and/or testing at December 31, 2006.
NOTE 9: Derivatives
     The Company periodically utilizes certain derivative contracts, including collars, to reduce its exposure to unfavorable changes in natural gas prices. Volumes under such contracts do not exceed expected production. The Company’s collars contain a fixed floor price and a fixed ceiling price. If market prices exceed the ceiling price or fall below the floor, then the Company will receive the difference between the floor and market price or pay the difference between the ceiling and market price. If market prices are between the ceiling and the floor, then no payments or receipts related to the collars are required.
     The Company accounts for its derivative contracts under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (SFAS No. 133). Under the provision of SFAS No. 133, the Company is required to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Hedge effectiveness is required to be measured at least quarterly based on relative changes in fair value between the derivative contract and hedged item during the period of hedge designation. The ineffective portion of a derivative’s change in fair value is recognized currently in earnings. For derivative instruments not designated as hedging instruments, the change in fair value is recognized in earnings during the period of change as a change in derivative fair value. Amounts recorded in unrealized gains (losses) on derivative activities do not represent cash gains or losses. Rather, these amounts are temporary valuation swings in contracts that are not entitled to receive hedge accounting treatment.
     The Company had not, through fiscal 2006, entered into derivative instruments to hedge the price risk on its oil or gas production. Beginning in fiscal year 2007, the Company has entered in costless collar arrangements intended to reduce the Company’s exposure to short-term fluctuations in the price of natural gas. Collar contracts set a minimum price, or floor and provide for payments to the Company if the basis adjusted price falls below the floor or require payments by the Company if the basis adjusted price rises above the ceiling. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas prices. These economic hedging arrangements may expose the Company to risk of financial loss and limit the benefit of future increases in prices. The derivative instruments will settle based on the prices below which are tied to indexes for certain pipelines in Oklahoma.
     In December 2006, the Company entered into the following three natural gas collar contracts.

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
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary under SFAS No. 133 to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was $605,020 as of December 31, 2006 (none as of September 30, 2006) resulting in unrealized gains of $605,020 in the three months ended December 31, 2006.

(6)

NOTE 10: Exploration Costs
     Certain non-producing leases which will expire in March and April of 2007 were fully impaired in the 2007 period and charged to exploration costs. These leases had an aggregate carrying value of $177,954. In addition one exploratory dry hole ($493,776 in cost) was charged to exploration costs in the 2007 period.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     Forward-looking statements for fiscal 2007 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, drilling and equipment cost risk, field services cost risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2006, the Company had positive working capital of $4,256,903, as compared to positive working capital of $4,997,714 at September 30, 2006. The decrease is a result of an increase in accounts payable, which relates to increased drilling costs, partially offset by increases in fair value of natural gas collar contracts, income tax receivable and cash. Capital additions to properties and equipment are increasing as the Company continues to implement its strategy of increasing the average working interest in new wells drilled and as costs for drilling rigs, field services and equipment remain high.
     Cash flow from operating activities decreased 18% over last year’s period. Additions to properties and equipment for oil and gas operations for the 2007 three-month period amounted to $5,328,031, as compared to $5,314,956 for the 2006 period. Management currently expects capital additions for oil and gas activities to be approximately $31,000,000 for fiscal 2007. The substantial increase in capital additions is a result of continued high drilling activity combined with the implementation of management’s strategy to participate in new wells with larger interests to increase the Company’s average overall working interest percentage. Drilling in the Woodford Shale unconventional resource play in southeast Oklahoma is and will continue to be a large component of expected capital additions for the next several years. As drilling activity remains high, costs for drilling rigs, well equipment and services also remain high, and are expected to remain so for the remainder of fiscal 2007. Any acquisitions of oil and gas properties would further increase the capital addition amount.
     The Company has historically funded capital additions, overhead costs and dividend payments from operating cash flow and has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. With the uncertainty of natural gas prices, and their effect on cash flow, some amounts may be borrowed on a temporary basis under the Company’s credit facility. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed. In addition the Company has entered into natural gas collar contracts (discussed in Note 9 above) to help guard against potential negative price fluctuations.
RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2006 — COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005
Overview:
     The Company recorded a first quarter 2007 net income of $1,983,493, or $.23 per share, as compared to a net income of $4,894,118 or $.58 per share in the 2006 quarter.
Revenues:
     Total revenues decreased $3,275,784 or 27% for the 2007 quarter. The decrease was primarily the result of lower gas prices. Oil and gas sales revenues decreased $3,623,756 or 31% principally due to a $4.15 decrease in the average sales price for natural gas. Oil sales volumes decreased 10% while gas sales volumes increased 15%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2007 and 2006:

(7)

	BARRELS	AVERAGE	MCF	AVERAGE
	SOLD	PRICE	SOLD	PRICE

Three months ended 12/31/06	22,567	$56.94	1,198,955	$5.67
Three months ended 12/31/05	25,001	$57.15	1,046,917	$9.82
     The continuing increase in drilling activities and the Company’s stated goal of increasing its working interests in new wells drilled is expected to result in increased production volumes for gas in fiscal 2007 as compared to fiscal 2006. The Company’s drilling continues to be concentrated on gas production. During the last year, new wells coming on line have more than replaced the decline in production of older wells. The Company expects to continue to have additional production come on line in future periods of 2007.
     Production by quarter for the last five quarters was as follows:

12/31/05	1,196,923 mcfe
03/31/06	1,173,313 mcfe
06/30/06	1,134,814 mcfe
09/30/06	1,376,926 mcfe
12/31/06	1,334,357 mcfe
     The Company is a non-operator and obtaining timely production data and sales price information from most operators is not possible. This causes the Company to utilize past production receipts and estimated sales price information to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas sales accrual estimates are impacted by many variables including the initial high production from and the possible rapid decline rates of certain new wells and rapidly changing market prices for natural gas. The Company records an accrual to actual adjustment in each succeeding quarter. In January 2007, the Company determined that its oil and gas revenue accrual estimate at September 30, 2006 was lower than actual production proceeds that have been received to date for the accrual period. The lower than actual oil and gas revenue accrual estimate was a result of the above variables. The effect of the accrual estimate change for the three months ended September 30, 2006 was that revenues and net income were approximately $320,000 and $74,000 lower, respectively, than actual results for those periods. Likewise, for the three months ended December 31, 2006, revenues and net income were higher by such amounts.
     The Company’s fair value of derivative contracts was $605,020 as of December 31, 2006 (none as of September 30, 2006) resulting in unrealized gains of $605,020 in the three months ended December 31, 2006.
Gain on sales, interest and other:
     These items decreased $211,754 in the 2007 period as compared to the 2006 period as certain fee mineral acreage was sold in the 2006 period resulting in a gain of approximately $80,000 and a class action lawsuit settlement of approximately $123,000 was also recorded in the 2006 period.
Lease Operating Expenses (LOE):
     LOE increased $69,699 or 8% in the 2007 quarter. The increase is the result of new larger ownership interest wells going on line in the last year, and the continuing increase in the number of wells in which the Company has a working interest.
Production Taxes:
     Production taxes decreased $240,690 or 32% in the 2007 quarter. The decrease is principally the result of lower oil and gas revenues in the 2007 quarter, as production taxes are paid as a percentage of these revenues. The Company continues to receive production tax credits on some properties.
Exploration Costs:
     These costs increased $641,423 in the 2007 period principally due to certain non-producing leases which will expire in March and April of 2007 which were fully impaired in the 2007 period and charged to exploration costs. These leases had an aggregate carrying value of $177,954. In addition one exploratory dry hole ($493,776 in cost) was charged to exploration costs in the 2007 period.

(8)

Depreciation, Depletion, Amortization (DD&A):
     DD&A increased $405,382 or 18% in the 2007 quarter. The increase is due primarily to increases during the last year in drilling activity and associated production, as well as general oilfield price increases.
General and Administrative Costs (G&A):
     G&A increased $391,031 in the 2007 period as compared to the 2006 period principally as a result of an amendment to the Directors’ Deferred Compensation Plan (the Plan). Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to G&A of approximately $288,000 in the 2006 period. The deferred compensation liability after the October 19, 2005 adjustment was reclassified to stockholders’ equity.
Income Taxes:
     The 2007 quarter provision for income taxes decreased due to lower income before provision for income taxes for the period and a lower estimate of income before provision for income taxes for fiscal 2007 as compared to fiscal 2006. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 31% for the 2007 period and 34% for the 2006 period.
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

(9)

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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2006 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $430,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $97,100 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus from 1.375% to .75% or 30 day LIBOR plus from 1.375% to 2.0%. However, at December 31, 2006, the Company had no balance outstanding under this facility. The Company has a $2,500,000 term loan with an outstanding balance of $2,250,000 at December 31, 2006 maturing on September 1, 2007. The interest rate is 30 day LIBOR plus .75%.
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

(10)

     In conjunction with the Company’s periodic utilization of derivative contracts as mentioned above in Footnote 9, the Company has implemented appropriate controls and procedures to properly account for derivative contracts. There were no additional changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter or subsequent to the date the assessment was completed.
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

PANHANDLE ROYALTY COMPANY

February 7, 2007	/s/ Michael C. Coffman
Date	Michael C. Coffman, Co-President,
Chief Financial Officer and Treasurer

February 7, 2007	/s/ Ben D. Hare
Date	Ben D. Hare, Co-President
and Chief Operating Officer

February 7, 2007	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Accounting Officer

(11)