Form 10-Q
period 2007-03-31
PANHANDLE OIL & GAS INC
filed 2007-05-09
CIK 315131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-31759
PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112

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
☐ Yes       ☑ No
Outstanding shares of Class A Common stock (voting) at May 4, 2007: 8,422,529

PART 1 FINANCIAL INFORMATION
PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2007 is unaudited)

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$865,235	$434,353
Oil and gas sales receivables	6,902,860	6,471,623
Income tax receivables and other	1,949,640	1,889,636

Total current assets	9,717,735	8,795,612

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	111,622,862	103,129,158
Non-producing oil and gas properties	10,476,098	11,273,373
Other	583,443	562,047

	122,682,403	114,964,578
Less accumulated depreciation, depletion and amortization	60,031,226	53,654,385

Net properties and equipment	62,651,177	61,310,193

Investments	543,928	596,280
Other	214,805	247,157

Total assets	$73,127,645	$70,949,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,581,091	$1,564,176
Accrued liabilities:
Interest	14,071	15,649
Fair value of natural gas collar contracts	21,991	—
Other	326,926	218,069
Long-term debt due within one year	1,499,946	2,000,004

Total current liabilities	3,444,025	3,797,898

Long-term debt	1,868,555	1,166,649
Deferred income taxes	16,211,250	15,498,750
Asset retirement obligations and other non-current liabilities	1,585,188	1,420,248

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,422,529 issued and outstanding at March 31, 2007 and 12,000,000 shares authorized, 8,422,529 issued and outstanding at September 30, 2006	140,375	140,375
Capital in excess of par value	1,924,587	1,924,587
Deferred directors’ compensation	1,317,229	1,202,569
Retained earnings	46,636,436	45,798,166

Total stockholders’ equity	50,018,627	49,065,697

Total liabilities and stockholders’ equity	$73,127,645	$70,949,242

(1)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	$8,455,378	$8,347,054	$16,536,586	$20,052,018
Lease bonuses and rentals	54,946	114,791	170,757	208,267
Realized gains on natural gas collar contracts	49,200	—	49,200
Unrealized losses on natural gas collar contracts	(627,011)	—	(21,991)	—
Gain on sales, interest and other	126,151	82,843	178,380	346,826
Income of partnerships	85,069	183,818	162,696	329,074

	8,143,733	8,728,506	17,075,628	20,936,185

Costs and expenses:
Lease operating expenses	833,591	691,896	1,733,559	1,522,165
Production taxes	541,509	514,059	1,042,237	1,255,477
Exploration costs	45,444	149,247	719,411	181,791
Depreciation, depletion, and amortization	4,166,471	2,300,105	6,859,939	4,588,191
Provision for impairment	1,577,266	107,743	1,629,833	136,395
Loss on sale of assets	223,520	94,275	255,917	94,275
General and administrative	995,466	960,442	2,142,714	1,716,659
Interest expense	31,862	67,979	86,477	127,354

	8,415,129	4,885,746	14,470,087	9,622,307

Income (loss) before provision (benefit) for income taxes	(271,396)	3,842,760	2,605,541	11,313,878

Provision (benefit) for income taxes	(52,651)	1,189,000	840,793	3,766,000

Net income (loss)	$(218,745)	$2,653,760	$1,764,748	$7,547,878

Earnings (loss) per common share (Note 4)	$(0.03)	$0.31	$0.21	$0.89

Dividends declared per share of common stock and paid in period	$0.07	$0.08	$0.11	$0.105

(2)

PANHANDLE OIL AND GAS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended March 31, 2007

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained
	Shares	Amount	Par Value	Compensation	Earnings	Total
Balances at September 30, 2006	8,422,529	$140,375	$1,924,587	$1,202,569	$45,798,166	$49,065,697

Net Income	—	—	—	—	1,764,748	1,764,748

Dividends ($.11 per share)	—	—	—	—	(926,478)	(926,478)

Increase in deferred directors’ compensation charged to expense	—	—	—	114,660	—	114,660

Balances at March 31, 2007	8,422,529	$140,375	$1,924,587	$1,317,229	$46,636,436	$50,018,627

(3)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,764,748	$7,547,878
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses on natural gas collar contracts	21,991	—
Depreciation, depletion, amortization	6,859,939	4,588,191
Provision for impairment	1,629,833	136,395
Deferred income taxes	712,500	950,530
Lease bonus income	(32,757)	(55,258)
Exploration costs	719,411	181,791
(Gain) or loss on sale of assets	66,711	(180,194)
Equity in earnings of partnerships	(162,696)	(329,074)
Directors’ deferred compensation	114,660	102,007
Cash provided by changes in assets and liabilities:
Oil and gas sales receivables	(431,237)	83,558
Income tax receivables and other	(24,424)	(1,267,391)
Accounts payable	(1,281,586)	(484,968)
Accrued directors’ deferred compensation	—	(281,897)
Accrued interest payable	(1,578)	(3,335)
Other accrued liabilities	108,857	(10,194)
Income taxes payable	—	(599,669)

Total adjustments	8,299,624	2,830,492

Net cash provided by operating activities	10,064,372	10,378,370

Cash flows from investing activities:
Capital expenditures, including dry hole costs	(9,610,041)	(10,466,411)
Proceeds from leasing of fee mineral acreage	153,908	289,192
Investments in partnerships	11,280	—
Distributions received from partnerships	203,768	370,146
Proceeds from sale of assets	332,225	92,485

Net cash used in investing activities	(8,908,860)	(9,714,588)

Cash flows from financing activities:
Borrowings under credit facility	5,365,337	—
Payments of loan principal	(5,163,489)	(1,000,002)
Payments of dividends	(926,478)	(883,144)

Net cash used in financing activities	(724,630)	(1,883,146)

Increase (decrease) in cash and cash equivalents	430,882	(1,219,364)
Cash and cash equivalents at beginning of period	434,353	1,638,833

Cash and cash equivalents at end of period	$865,235	$419,469

Supplemental Schedule of Noncash Investing and Financing Activities:
Receivable from sale of assets	$176,381	$—

Reclassification of deferred compensation as equity	$—	$1,053,408

Additions and revisions, net, to asset retirement obligations	$197,697	$—

Additions to properties and equipment included in accounts payable	$1,298,501	$1,492,703

(See accompanying notes)

(4)

PANHANDLE OIL AND GAS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: Accounting Principles and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission, and include the Company’s wholly owned subsidiary, Wood Oil Company (Wood). Management of Panhandle Oil and Gas Inc. (formerly Panhandle Royalty Company) believes that all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods have been included. All such adjustments are of a normal recurring nature. The consolidated results are not necessarily indicative of those to be expected for the full year. The Company’s fiscal year runs from October 1 through September 30.
NOTE 2: Income Taxes
     The Company’s provision (benefit) for income taxes is reflective of excess percentage depletion, reducing the Company’s effective tax rate from the federal statutory rate.
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
NOTE 4: Earnings per Share
     Earnings per share is calculated using net income (loss) divided by the weighted average number of common shares outstanding (including unissued, vested directors’ shares (72,165 and 63,786 for fiscal 2007 and 2006, respectively) after October 19, 2005 – see Note 7) during the period.
NOTE 5: Long-term Debt
     In October 2006, the Company refinanced its credit facility with BancFirst of Oklahoma City, Oklahoma with a credit facility from Bank of Oklahoma (BOK). The BOK Agreement consisted of a term loan in the amount of $2,500,000 and a revolving loan in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination. The current borrowing base under the BOK Agreement is $10,000,000. The term loan matures on September 1, 2007, and the revolving loan matures on October 31, 2009. Monthly payments, which began December 1, 2006, on the term loan are $250,000, plus accrued interest. Borrowings under the revolving loan are due at maturity. The term loan bears interest at 30 day LIBOR plus .75%. The revolving loan bears interest at the national prime rate minus from 1.375% to .75%, or 30 day LIBOR plus from 1.375% to 2.0%. The interest rate charged will be based on the percent of the value advanced of the calculated loan value of Panhandle’s oil and gas reserves. The interest rate spread from LIBOR or prime increases as a larger percent of the loan value of Panhandle’s oil and gas properties is advanced. At March 31, 2007 the interest rate for the term note was 6.07% and for the revolving loan was 6.695%.
NOTE 6: Deferred Compensation Plan for Directors
     No shares were issued under the Plan in the 2007 period. Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to general and administrative expense of approximately $288,000. This change reduced volatility in the Company’s earnings resulting from the charges to expense caused by market value changes in the Company’s common stock. The deferred compensation obligation at the date of the Plan’s amendment was reclassified to stockholders’ equity.

(5)

NOTE 7: Capitalized Costs
     Oil and gas properties include costs of $557,809 on exploratory wells which were drilling and/or testing at March 31, 2007.
NOTE 8: Derivatives
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
     In December 2006, the Company entered into the following three natural gas collar contracts.

First Contract:
Production volume covered	30,000 mmbtu/month
Period covered	January through December of 2007
Prices	Floor of $6.00 and a ceiling of $9.20
Second Contract:
Production volume covered	40,000 mmbtu/month
Period covered	January through December of 2007
Prices	Floor of $6.00 and a ceiling of $9.20
Third Contract:
Production volume covered	30,000 mmbtu/month
Period covered	January through December of 2007
Prices	Floor of $6.00 and a ceiling of $10.20

(6)

In March 2007, the Company entered into the following three additional natural gas collar contracts.

First Contract:
Production volume covered	20,000 mmbtu/month
Period covered	April through September of 2007
Prices	Floor of $7.00 and a ceiling of $7.85
Second Contract:
Production volume covered	30,000 mmbtu/month
Period covered	April through September of 2007
Prices	Floor of $7.00 and a ceiling of $7.45
Third Contract:
Production volume covered	20,000 mmbtu/month
Period covered	April through September of 2007
Prices	Floor of $7.00 and a ceiling of $7.45
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary under SFAS No. 133 to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was ($21,991) as of March 31, 2007 (none as of March 31, 2006) resulting in net unrealized losses of $21,991 and realized gains of $49,200 in the six months ended March 31, 2007.
NOTE 9: Exploration Costs
     Certain non-producing leases (aggregate carrying value of $177,954) which expired in March and April of 2007 and certain non-producing leases (aggregate carrying value of $45,897) which will expire in June and August of 2007 were fully impaired in fiscal 2007 and charged to exploration costs. In addition, one large cost exploratory dry hole ($493,776 in cost) was charged to exploration costs in 2007.
NOTE 10: Reserve Estimation
     Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation, depletion and amortization, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s consulting engineer (the Company employed a new consulting engineer beginning with the March 31, 2007 semi-annual update), with assistance from Company geologists, prepares estimates of crude oil and natural gas reserves. As required by the guidelines and definitions established by the SEC, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management.
     In the March 31, 2007 reserve report, changes in approximately fifty of the Company’s over 1,250 working interest wells reserve evaluations were reduced significantly enough by the Company’s new consulting engineer to result in significant additional DD&A charges on those wells, which total approximately $1,400,000.
     The net carrying value of the Company’s oil and gas properties is compared to the estimated future net cash flows from those properties on a field by field basis. Those fields on which the carrying value exceeds the estimated future net cash flows are then impaired to the 10% discounted amount of the estimated future net cash flows, the Company’s assumed fair value of those fields. Projected future crude oil and natural gas pricing assumptions are based on NYMEX futures contract prices adjusted for an average Oklahoma sales price differential. These prices are then used in the above discussed calculation of estimated future net cash flows. Lower reserve estimates, and associated estimated future net cash flow, on certain wells with declining production resulted in $1,100,000 of impairment on one western Oklahoma field.
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

(7)

field services cost risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2007, the Company had positive working capital of $6,273,710, as compared to positive working capital of $4,997,714 at September 30, 2006. The increase results from increased cash and oil and gas sales receivable and a decrease in debt due within one year.
     Cash flow remains strong. Additions to properties and equipment for oil and gas activities for the 2007 six-month period amounted to $10,908,542. Management currently expects to commit to capital expenditures for oil and gas activities of approximately $31,000,000 for fiscal 2007. The substantial increase in capital spending is a result of continued high drilling activity combined with the implementation of management’s strategy to participate in new wells with larger interests to increase the Company’s average overall working interest percentage. Drilling in the Woodford Shale unconventional resource play in southeast Oklahoma is and will continue to be a large component of expected capital additions for the next several years. As drilling activity remains high, costs for drilling rigs, well equipment and services also remain high, and are expected to remain so for the remainder of fiscal 2007. Any acquisitions of oil and gas properties would further increase the capital addition amount.
     The Company has historically funded capital additions, overhead costs and dividend payments from operating cash flow and has utilized, at times, the revolving line-of-credit facility to help fund these expenditures. With the uncertainty of natural gas prices, and their effect on cash flow, some amounts have been and will be in the next several quarters borrowed on a temporary basis under the Company’s credit facility. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed. In addition, the Company has entered into natural gas collar contracts (discussed in Note 8 above) to help guard against potential negative price fluctuations which would reduce capital available for drilling new oil and gas wells.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
Overview:
     The Company recorded a second quarter 2007 net loss of $218,745, or $.03 per share, as compared to a net income of $2,653,760 or $.31 per share in the 2006 quarter. The 2007 loss is principally the result of non-cash charges, including; impairment charges of approximately $1,100,000 on one field in western Oklahoma which continues to have production declines resulting in reduced estimated future cash flows, approximately fifty of the Company’s over 1,250 working interest wells reserve evaluations were reduced which resulted in significant additional DD&A charges totaling approximately $1,400,000, and the Company recognized an unrealized loss on the natural gas collar contracts in place of $627,011 in the quarter.
Revenues:
     Total revenues decreased $584,773 or 7% for the 2007 quarter. The decrease was primarily the result of $627,011 unrealized losses on natural gas collar contracts. A $108,324 increase in oil and gas sales resulted from a 14% increase in gas sales volumes for the 2007 quarter offset by an 8% decline in gas sales prices. Both oil sales volumes and average oil sales prices decreased in the 2007 quarter. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2007 and 2006:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Three months ended 3/31/07	21,877	$55.68	1,173,779	$6.17	1,305,041
Three months ended 3/31/06	23,964	$61.45	1,029,529	$6.68	1,173,313
     The continuing increase in drilling expenditures and the Company’s stated goal of increasing its working interests in new wells drilled continues to result in increased production volumes for gas, as compared to fiscal 2006. The Company’s drilling continues to be concentrated on gas production. New wells coming on line are replacing the decline in production of older wells, and the Company expects to continue to have additional new production come on line in the last six months of 2007.

(8)

Quarter ended	Barrels Sold	MCF Sold	MCFE
3/31/07	21,877	1,173,779	1,305,041
12/31/06	22,567	1,198,955	1,334,357
9/30/06	26,701	1,216,720	1,376,926
6/30/06	21,473	1,005,976	1,134,814
3/31/06	23,964	1,029,529	1,173,313
Unrealized Losses on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was ($21,991) as of March 31, 2007 (none as of March 31, 2006) resulting in an unrealized loss of $627,011 in the three months ended March 31, 2007. The Company received a cash payment of $49,200 in February 2007 under the contracts.
Gain on sales, interest, income of partnerships and other:
     These items increased $43,308 in the 2007 period as compared to the 2006 period as a class action lawsuit settlement of approximately $65,000 was received in the 2007 period. Partnership income continues to be reduced in 2007 due to lower natural gas prices and partnership expenditures.
Lease Operating Expenses (LOE):
     LOE increased $141,695 or 21% in the 2007 quarter to $.64 per mcfe, as compared to $.59 per mcfe in the 2006 quarter. The increase in per mcfe amounts result from the continuing increase in general oilfield service and supply prices.
Production Taxes:
     Production taxes increased $27,450 or 5% in the 2007 quarter. The increase is the result of the larger oil and gas revenues in the 2007 quarter, as production taxes are paid as a percentage of these revenues, and production tax refunds received reducing expenses in the 2006 quarter.
Exploration Costs:
     These costs decreased $103,803 in the 2007 quarter as there were no dry holes in the quarter as compared to one dry hole in the 2006 quarter. The 2007 costs related to expired leasehold.
Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $1,866,366 or 81% in the 2007 quarter to $3.19 per mcfe as compared to $1.96 per mcfe in the 2006 quarter. Approximately fifty of the Company’s over 1,250 working interest wells reserve evaluations were reduced significantly enough by the Company’s new consulting engineer to result in significant additional DD&A charges on those wells, which total approximately $1,400,000. Due to these reserve reductions, elevated DD&A costs are expected on these wells through the remainder of fiscal 2007. Finally, the overall general price increases in drilling costs, completion costs and equipment costs the last few years continues to increase DD&A costs.
Provision for Impairment:
     The provision for impairment increased $1,469,523 in the 2007 quarter. Approximately $1,100,000 of the impairment provision relates to one field in western Oklahoma, in which the majority of the wells were drilled in the 2003-2006 time period. These wells continue to suffer production declines and thus lower reserve estimates which then decrease future cash flow estimates which cause the asset carrying value impairment.
General and Administrative Costs (G&A):
     G&A costs increased $35,024 or 4% in the 2007 quarter principally due to increased personnel related costs.
Income Taxes:
     The 2007 quarter benefit for income taxes decreased net loss. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 31% for the 2006 period.

(9)

SIX MONTHS ENDED MARCH 31, 2007 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2006
Overview:
     The Company recorded a six month period 2007 net income of $1,764,748, or $.21 per share, as compared to a net income of $7,547,878 or $.89 per share in the 2006 period.
Revenues:
     Total revenues decreased $3,860,557 or 18% for the 2007 period. The decrease is principally the result of a 28% decline in the average sales price for natural gas in the 2007 period somewhat offset by a 14% increase in natural gas sales volumes in the 2007 period. The Company currently expects natural gas prices to remain relatively flat for the upcoming summer months with oil prices expected to somewhat trend upward during the summer months. Oil sales volumes decreased 9% and the average sales price decreased 5%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the six month periods of fiscal 2007 and 2006:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Six months ended 3/31/07	44,444	$56.32	2,372,734	$5.91	2,639,398
Six months ended 3/31/06	48,965	$59.25	2,076,446	$8.26	2,370,236
     The continuing increase in drilling activities and the Company’s stated goal of increasing its working interests in new wells drilled is expected to continue to result in increased production volumes of natural gas in fiscal 2007 as compared to fiscal 2006. New drilling continues to be concentrated on gas production. During the last year, new wells coming on line have more than replaced the decline in production of older wells. The Company expects to continue to have additional production come on line in future periods of 2007.
     Production by quarter for the last five quarters was as follows:

Quarter ended	Barrels Sold	MCF Sold	MCFE
3/31/07	21,877	1,173,779	1,305,041
12/31/06	22,567	1,198,955	1,334,357
9/30/06	26,701	1,216,720	1,376,926
6/30/06	21,473	1,005,976	1,134,814
3/31/06	23,964	1,029,529	1,173,313
Unrealized Losses on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was ($21,991) as of March 31, 2006 (none as of September 30, 2006) resulting in unrealized losses of $21,991 in the six months ended March 31, 2007.
Gain on sales, interest, income of partnerships and other:
     These items decreased $168,446 in the 2007 period as compared to the 2006 period as certain fee mineral acreage was sold in the 2006 period resulting in a gain of approximately $80,000 and a class action lawsuit settlement of approximately $123,000 was also recorded in the 2006 period. Partnership income continues to be reduced in 2007 due to lower natural gas prices and partnership expenditures.
Lease Operating Expenses (LOE):
     LOE increased $211,394 or 14% in the 2007 period to $.66 per mcfe, as compared to $.64 per mcfe in the 2006 period. The increase in per mcfe amounts result from the continuing increase in general oilfield service and supply prices.
Production Taxes:
     Production taxes decreased $213,240 or 17% in the 2007 period. The decrease is the result of the reduction in oil and gas revenues in the 2007 period, as production taxes are paid as a percentage of these revenues.
Exploration Costs:

(10)

     These costs increased $537,620 in the 2007 period. This increase is principally the result of one exploratory dry hole drilled in the 2007 period in the Mystic Bayou prospect in Louisiana and a charge to exploration costs of approximately $197,000 for leasehold with the lease terms expiring in the 2007 period.
Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $2,271,748 or 50% in the 2007 period to $2.60 per mcfe as compared to $1.94 per mcfe in the 2006 period. Approximately fifty of the Company’s over 1,250 working interest wells reserve evaluations were reduced significantly enough by the Company’s new consulting engineer to result in significant additional DD&A charges on those wells, which total approximately $1,400,000. Due to these reserve reductions, elevated DD&A costs are expected on these wells through the remainder of fiscal 2007. Finally, the overall general price increases in drilling costs, completion costs and equipment costs the last few years continues to increase DD&A costs.
Provision for Impairment:
     The provision for impairment increased $1,493,438 in the 2007 period. Approximately $1,100,000 of the impairment provision relates to one field in western Oklahoma, in which the majority of the wells were drilled in the 2003-2006 time period. These wells continue to suffer production declines and thus lower reserve estimates which then decrease future cash flow estimates which cause the asset carrying value impairment.
General and Administrative Costs (G&A):
     G&A costs increased $426,055 or 25% in the 2007 period. The increase is principally the result of an amendment to the Directors’ Deferred Compensation Plan (the Plan). Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to G&A of approximately $282,000 in the 2006 period. In addition, the deferred compensation liability after the October 19, 2005 adjustment was reclassified to stockholders’ equity. Other G&A costs increasing in the 2007 period included personnel related costs, professional fees and shareholder reporting expenses.
Income Taxes:
     The 2007 period provision for income taxes decreased due to reduced income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate estimate was 32% for the 2007 period and 33% for the 2006 period.
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

(11)

Oil and Gas Reserves
     Of these judgments and estimates, management considers the estimation of crude oil and nature gas reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation, depletion and amortization, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s consulting engineer (the Company employed a new consulting engineer beginning with the March 31, 2007 semi-annual update), with assistance from Company geologists, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the SEC, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management’s overall operating decisions in the exploration and production segment.
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
Impairment of Assets
     All long-lived assets, principally oil and gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Any assets held for sale are reviewed for impairment when the Company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the Company can not predict when or if future impairment charges will be recorded.
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

(12)

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2006 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $430,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $97,100 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus from 1.375% to .75% or 30 day LIBOR plus from 1.375% to 2.0%. At March 31, 2007 the Company had $1,868,555 outstanding under this facility. The Company has a $2,500,000 term loan with an outstanding balance of $1,499,946 at March 31, 2007 maturing on September 1, 2007. The interest rate is 30 day LIBOR plus .75%. Based on total debt outstanding at March 31, 2007 a .5% change in interest rates would result in a $16,800 annual change in pre-tax operating cash flow.
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
ITEM 4 CONTROLS AND PROCEDURES
     The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Co-President/Chief Executive Officer and Co-President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s disclosure controls and procedures have been designed to meet, and management believes that they do meet, reasonable assurance standards. Based on their evaluation as of the end of the fiscal period covered by this report, the Chief Operating Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to them. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter or subsequent to the date the assessment was completed.
PART II OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on March 8, 2007.

(b)	Three directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
Bruce M. Bell	6,451,211	35,457
Robert O. Lorenz	6,454,680	31,988
Robert E. Robotti	6,447,275	39,373
(c)	Two proposals were also voted upon (i) a proposal to increase the authorized shares of the Company’s Class A

(13)

common stock from 12,000,000 shares to 24,000,000 shares, (ii) a proposal to change the Company’s name to Panhandle Oil and Gas Inc.

	SHARES
	FOR	AGAINST	ABSTAINING
Proposal (i)	6,176,747	233,731	76,190
Proposal (ii)	6,079,462	348,949	58,257
ITEM 6 EXHIBITS AND REPORT ON FORM 8-K
     (a) EXHIBITS – Exhibit 3(i) – Articles of Incorporation
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

PANHANDLE OIL AND GAS INC.

May 7, 2007	/s/ Michael C. Coffman

Date	Michael C. Coffman, Co-President,
Chief Financial Officer and Treasurer

May 7, 2007	/s/ Ben D. Hare

Date	Ben D. Hare, Co-President
and Chief Operating Officer

May 7, 2007	/s/ Lonnie J. Lowry

Date	Lonnie J. Lowry, Vice President
and Chief Accounting Officer

(14)

EXHIBIT INDEX
Exhibit 3(i) – Articles of Incorporation