Form 10-Q
period 2007-06-30
PANHANDLE OIL & GAS INC
filed 2007-08-07
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2007

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
☐ Yes       ☑ No
Outstanding shares of Class A Common stock (voting) at August 6, 2007: 8,422,529

PART 1 FINANCIAL INFORMATION
PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2007 is unaudited)

	June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$499,017	$434,353
Oil and gas sales receivables	8,503,832	6,471,623
Fair value of natural gas collar contracts	446,581	—
Income tax receivables and other	504,107	1,889,636

Total current assets	9,953,537	8,795,612

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	118,923,874	103,129,158
Non-producing oil and gas properties	11,371,933	11,273,373
Other	589,452	562,047

	130,885,259	114,964,578
Less accumulated depreciation, depletion and amortization	63,667,111	53,654,385

Net properties and equipment	67,218,148	61,310,193

Investments	523,392	596,280
Other	208,459	247,157

Total assets	$77,903,536	$70,949,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,914,769	$1,564,176
Accrued liabilities:
Interest	10,133	15,649
Other	274,757	218,069
Long-term debt due within one year	749,946	2,000,004

Total current liabilities	3,949,605	3,797,898

Long-term debt	2,779,967	1,166,649
Deferred income taxes	17,245,750	15,498,750
Asset retirement obligations and other non-current liabilities	1,575,926	1,420,248

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,422,529 issued and outstanding at June 30, 2007 and 12,000,000 shares authorized, 8,422,529 issued and outstanding at September 30, 2006	140,375	140,375
Capital in excess of par value	1,924,587	1,924,587
Deferred directors’ compensation	1,336,389	1,202,569
Retained earnings	48,950,937	45,798,166

Total stockholders’ equity	52,352,288	49,065,697

Total liabilities and stockholders’ equity	$77,903,536	$70,949,242

(1)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	$10,181,501	$7,085,189	$26,718,087	$27,137,207
Lease bonuses and rentals	22,560	160,300	193,317	368,567
Realized gains on natural gas collar contracts	92,400	—	141,600	—
Unrealized gains on natural gas collar contracts	468,572	—	446,581	—
Gain on asset sales, interest and other	96,388	57,364	274,768	404,190
Income of partnerships	126,925	111,753	289,621	440,827

	10,988,346	7,414,606	28,063,974	28,350,791

Costs and expenses:
Lease operating expenses	888,049	828,256	2,621,608	2,350,421
Production taxes	721,927	399,875	1,764,164	1,655,352
Exploration costs	224,078	29,289	943,489	211,080
Depreciation, depletion, and amortization	3,644,062	2,400,623	10,504,001	6,988,814
Provision for impairment	398,033	32,158	2,027,866	168,553
Loss on asset sales	(1,522)	17,594	254,395	111,869
General and administrative	913,077	828,208	3,055,791	2,544,867
Interest expense	24,064	62,725	110,541	190,079

	6,811,768	4,598,728	21,281,855	14,221,035

Income before provision for income taxes	4,176,578	2,815,878	6,782,119	14,129,756

Provision for income taxes	1,272,500	737,000	2,113,293	4,503,000

Net income	$2,904,078	$2,078,878	$4,668,826	$9,626,756

Earnings per common share (Note 4)	$0.34	$0.25	$0.55	$1.14

Dividends declared per share of common stock and paid in period	$0.07	$0.04	$0.18	$0.145

(2)

PANHANDLE OIL AND GAS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended June 30, 2007

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained
	Shares	Amount	Par Value	Compensation	Earnings	Total

Balances at September 30, 2006	8,422,529	$140,375	$1,924,587	$1,202,569	$45,798,166	$49,065,697

Net Income	—	—	—	—	4,668,826	4,668,826

Dividends ($.18 per share)	—	—	—	—	(1,516,055)	(1,516,055)

Increase in deferred directors’ compensation charged to expense	—	—	—	133,820	—	133,820

Balances at June 30, 2007	8,422,529	$140,375	$1,924,587	$1,336,389	$48,950,937	$52,352,288

(3)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,668,826	$9,626,756
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains on natural gas collar contracts	(446,581)	—
Depreciation, depletion, amortization	10,504,001	6,988,814
Provision for impairment	2,027,866	168,553
Deferred income taxes	1,747,000	1,918,530
Lease bonus income	(42,019)	(76,677)
Exploration costs	943,489	211,080
(Gain) or loss on sales of assets	51,818	(398,028)
Equity in earnings of partnerships	(289,621)	(440,827)
Distributions received from partnerships	351,229	502,435
Directors’ deferred compensation	133,820	133,344
Cash provided by changes in assets and liabilities:
Oil and gas sales receivables	(2,032,209)	1,018,168
Income tax receivables and other	1,244,628	(1,647,278)
Accounts payable	(1,339,695)	(313,517)
Accrued directors’ deferred compensation	—	(281,897)
Accrued interest payable	(5,516)	(5,626)
Other accrued liabilities	56,688	(2,105)
Income taxes payable	—	(599,669)

Total adjustments	12,904,898	7,175,300

Net cash provided by operating activities	17,573,724	16,802,056

Cash flows from investing activities:
Capital expenditures, including dry hole costs	(17,052,261)	(16,063,137)
Proceeds from leasing of fee mineral acreage	174,338	451,514
Return of investment in partnership	11,280	—
Proceeds from sales of assets	510,378	388,957

Net cash used in investing activities	(16,356,265)	(15,222,666)

Cash flows from financing activities:
Borrowings under credit facility	8,984,560	—
Payments of loan principal	(8,621,300)	(1,500,003)
Payments of dividends	(1,516,055)	(1,219,578)

Net cash used in financing activities	(1,152,795)	(2,719,581)

Increase (decrease) in cash and cash equivalents	64,664	(1,140,191)
Cash and cash equivalents at beginning of period	434,353	1,638,833

Cash and cash equivalents at end of period	$499,017	$498,642

Supplemental Schedule of Noncash Investing and Financing Activities:
Receivable from sale of assets	$—	$—

Reclassification of deferred compensation as equity	$—	$1,053,408

Additions and revisions, net, to asset retirement obligations	$197,697	$—

Additions to properties and equipment included in accounts payable	$2,690,288	$1,294,465

(4)

(See accompanying notes)
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
NOTE 4: Earnings per Share
     Earnings per share is calculated using net income divided by the weighted average number of common shares outstanding (including unissued, vested directors’ shares (77,119 and 76,339 for the three months and nine months ended June 30, 2007, respectively and 69,436 and 67,973 for the three months and nine months ended June 30,2006, respectively) after October 19, 2005 – see Note 7) during the period.
NOTE 5: Long-term Debt
     In October 2006, the Company refinanced its credit facility with BancFirst of Oklahoma City, Oklahoma with a credit facility from Bank of Oklahoma (BOK). The BOK Agreement consisted of a term loan in the amount of $2,500,000 and a revolving loan in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination. The current borrowing base under the BOK Agreement is $10,000,000. The term loan matures on September 1, 2007, and the revolving loan matures on October 31, 2009. Monthly payments, which began December 1, 2006, on the term loan are $250,000, plus accrued interest. Borrowings under the revolving loan are due at maturity. The term loan bears interest at 30 day LIBOR plus .75%. The revolving loan bears interest at the national prime rate minus from 1.375% to .75%, or 30 day LIBOR plus from 1.375% to 2.0%. The interest rate charged will be based on the percent of the value advanced of the calculated loan value of Panhandle’s oil and gas reserves. The interest rate spread from LIBOR or prime increases as a larger percent of the loan value of Panhandle’s oil and gas properties is advanced. At June 30, 2007 the interest rate for the term note was 6.07% and for the revolving loan was 6.695%.
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

(5)

NOTE 7: Capitalized Costs
     Oil and gas properties include costs of $1,168,312 on exploratory wells which were drilling and/or testing at June 30, 2007.
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
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary under SFAS No. 133 to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was $446,581 as of June 30, 2007 (none as of June 30, 2006) resulting in net unrealized gains of $446,581 and realized gains of $141,600 in the nine months ended June 30, 2007.
NOTE 9: Exploration Costs
     Certain non-producing leases (aggregate carrying value of $180,145) which have expired and certain non-producing leases (aggregate carrying value of $260,482) which have no future plan of development were fully impaired in fiscal 2007 and charged to exploration costs. In addition, one large cost exploratory dry hole ($493,776 in cost) was charged to exploration costs in 2007.
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
     In the March 31, 2007 reserve report, changes in approximately fifty of the Company’s over 1,250 working interest wells reserve evaluations were reduced significantly enough by the Company’s new consulting engineer to result in significant additional DD&A charges on those wells.
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

(7)

LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2007, the Company had positive working capital of $6,003,932, as compared to positive working capital of $4,997,714 at September 30, 2006. The increase results from increased cash and oil and gas sales receivable and a decrease in debt due within one year, offset by increased accounts payable which is the result of increased capital spending for oil and gas activities.
     Cash flow remains strong. Additions to properties and equipment for oil and gas activities for the 2007 nine-month period amounted to $19,742,549. Management currently expects capital expenditures for oil and gas activities of approximately $29,000,000 for fiscal 2007. The substantial increase in capital spending is a result of elevated drilling activity combined with the continuation of management’s strategy to participate in new wells with larger working interests resulting in an increase in the Company’s average overall working interest percentage. Drilling in the Woodford Shale unconventional resource play in southeast Oklahoma and in the Atoka play in the Dill City, Oklahoma area are and will continue to be a large component of expected capital additions for the next several years. As drilling activity remains high, costs for drilling rigs, well equipment and services remain high, and are expected to remain so for the remainder of fiscal 2007. Any acquisitions of oil and gas properties would further increase the capital addition amount.
     The Company has historically funded capital additions, overhead costs and dividend payments from operating cash flow and has utilized, at times, its revolving line-of-credit facility to help fund these expenditures. With the uncertainty of natural gas prices, and their effect on cash flow, some amounts have been and will be in the next several quarters borrowed on a temporary basis under the Company’s credit facility. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed. In addition, the Company has entered into natural gas collar contracts (discussed in Note 8 above) to help guard against potential negative price fluctuations which would reduce capital available for drilling new oil and gas wells.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
Overview:
     The Company recorded a third quarter 2007 net income of $2,904,078, or $.34 per share, as compared to a net income of $2,078,878 or $.25 per share in the 2006 quarter.
Revenues:
     Total revenues increased $3,573,740 or 48% for the 2007 quarter. The increase was primarily the result of a $3,096,312 increase in oil and gas sales resulting from a 24% increase in gas sales volumes for the 2007 quarter combined with an 18% increase in gas sales prices. Oil sales volumes increased 45% in the 2007 quarter, partially offset by an 8% decline in oil prices. Realized and unrealized gains on natural gas collar contracts amounted to $560,972 of the increase. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2007 and 2006:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Three months ended 6/30/07	31,223	$62.15	1,244,685	$6.62	1,432,023
Three months ended 6/30/06	21,473	$67.61	1,005,976	$5.60	1,134,814
     The continuing increase in drilling expenditures and the Company’s stated goal of increasing its working interests in new wells drilled continues to result in increased production volumes for gas, as compared to fiscal 2006. The completion of the Thomas 1-7 well (located in the Dill City, Oklahoma area) during the third quarter of 2007 added 8,700 barrels of oil and 153,000 mcf of gas sold for the third quarter 2007, comprising 89% and 64%, respectively, of the oil and gas volume increases over the 2006 period. The Company’s drilling continues to be concentrated on gas production. New wells coming on line are replacing the decline in production of older wells, and the Company expects to continue to have additional new production come on line in future periods.

(8)

     Production by quarter for the last five quarters was as follows:

Quarter ended	Barrels Sold	MCF Sold	MCFE
6/30/07	31,223	1,244,685	1,432,023
3/31/07	21,877	1,173,779	1,305,041
12/31/06	22,567	1,198,955	1,334,357
9/30/06	26,701	1,216,720	1,376,926
6/30/06	21,473	1,005,976	1,134,814
Realized and Unrealized Gains on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was $446,581 as of June 30, 2007 (none as of June 30, 2006) resulting in an unrealized gain of $468,572 in the three months ended June 30, 2007. The Company received cash payments of $92,400 (realized gains) in the three months ended June 30, 2007 under the contracts.
Gain on asset sales, interest, income of partnerships and other:
     These items increased $54,196 in the 2007 period. Settlement of the L. Kelly 1-19 lawsuit at an amount less than the amount accrued resulted in income of $71,903. Partnership income increased $15,172 in the 2007 quarter due to higher natural gas prices. Gains on asset sales in the 2006 quarter partially offset these 2007 increases.
Lease Operating Expenses (LOE):
     LOE increased $59,793 or 7% in the 2007 quarter. LOE per mcfe decreased to $.62 per mcfe, as compared to $.73 per mcfe in the 2006 quarter. The increase in LOE is the result of additional completed wells being added over the last year. The decrease in per mcfe amounts result from significant production increases in the 2007 quarter more than offsetting continued high general oilfield service and supply prices.
Production Taxes:
     Production taxes increased $322,052 or 81% in the 2007 quarter. The increase is the result of approximately $66,000 of production tax credits received in the 2006 quarter compared to approximately $7,000 in the 2007 quarter. The remainder of the increase is the result of higher oil and gas revenues in the 2007 quarter, as production taxes are paid as a percentage of these revenues.
Exploration Costs:
     These costs increased $194,789 in the 2007 quarter. The 2007 and 2006 costs relate to non-producing leasehold that has either expired or is abandoned. No exploratory dry holes were recorded in the 2007 or 2006 period.
Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $1,243,439 or 52% in the 2007 quarter to $2.54 per mcfe as compared to $2.12 per mcfe in the 2006 quarter. Due to significant reserve reductions on approximately fifty of the Company’s working interest wells, elevated DD&A costs are being experienced on these wells and are expected to continue through the remainder of fiscal 2007. The additional DD&A for the third quarter 2007 on these wells is approximately $500,000. In addition, the overall general price increases in drilling costs, completion costs and equipment costs the last few years continues to increase per mcfe DD&A costs.
Provision for Impairment:
     The provision for impairment increased $365,875 in the 2007 quarter. Approximately $390,000 of the 2007 quarter impairment provision relates to a Wolfcamp field in New Mexico which has thus far been uneconomical. In the 2006 quarter, one field consisting of one well was impaired approximately $32,000.
General and Administrative Costs (G&A):
     G&A costs increased $84,869 or 10% in the 2007 quarter principally due to increased personnel related costs.

(9)

Income Taxes:
     The 2007 quarter provision for income taxes increased due to higher income before provision for income taxes and an increase in the effective tax rate from 26% in the 2006 quarter to 30% for the 2007 quarter. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate.
NINE MONTHS ENDED JUNE 30, 2007 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2006
Overview:
     The Company recorded a nine month period 2007 net income of $4,668,826, or $.55 per share, as compared to a net income of $9,626,756 or $1.14 per share in the 2006 period.
Revenues:
     Total revenues decreased $286,817 or 1% for the 2007 period. The decrease is principally the result of a 17% decline in the average sales price for natural gas in the 2007 period somewhat offset by a 17% increase in natural gas sales volumes in the 2007 period. The Company currently expects natural gas prices to remain somewhat lower for the upcoming summer months with oil prices expected to somewhat trend upward during the summer months. Oil sales volumes increased 7% and the average sales price decreased 5%. The table below outlines the Company’s production and average sales prices for oil and natural gas for the nine month periods of fiscal 2007 and 2006:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Nine months ended 6/30/07	75,667	$58.72	3,617,419	$6.16	4,071,421
Nine months ended 6/30/06	70,438	$61.80	3,082,422	$7.39	3,505,050
     The continuing increase in drilling activities and the Company’s stated goal of increasing its working interests in new wells drilled is expected to continue to result in increased production volumes of natural gas in fiscal 2007 as compared to fiscal 2006. The completion of the Thomas 1-7 well (located in the Dill City, Oklahoma area) during the third quarter of 2007 added 8,700 barrels of oil and 153,000 mcf of gas sold for the 2007 period. New drilling continues to be concentrated on gas reserves. During the last year, new wells coming on line have more than replaced the decline in production of older wells. The Company expects to continue to have additional production come on line in future periods.
Realized and Unrealized Gains on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was $446,581 as of June 30, 2007 (none as of June 30, 2006) resulting in unrealized gains of $446,581 in the nine months ended June 30, 2007. The Company received cash payments of $141,600 (realized gains) in the nine months ended June 30, 2007 under the contracts.
Gain on asset sales, interest, income of partnerships and other:
     These items decreased $280,628 in the 2007 period as compared to the 2006 period as certain fee mineral acreage was sold in the 2006 period resulting in a gain of approximately $134,000. Partnership income decreased $151,206 in 2007 due to lower natural gas prices.
Lease Operating Expenses (LOE):
     LOE increased $271,187 or 12% in the 2007 period. LOE per mcfe decreased to $.64 per mcfe, as compared to $.67 per mcfe in the 2006 period. The increase in LOE is primarily the result of newly completed wells added in the 2007 period. The LOE per mcfe decrease is due to newly completed high production wells which have added a greater proportion of production volume than LOE.
Production Taxes:
     Production taxes increased $108,812 or 7% in the 2007 period. The increase is the result of 2006 expense being reduced by production tax credits received in the 2006 period.

(10)

Exploration Costs:
     These costs increased $732,409 in the 2007 period. This increase is principally the result of one exploratory dry hole drilled in the 2007 period in the Mystic Bayou prospect in Louisiana at an expense of approximately $475,000 versus one exploratory dry hole drilled in the 2006 period at an expense of approximately $126,000. The remaining increase is due to 2007 charges for expired and abandoned leasehold of approximately $460,000 versus approximately $76,000 for the 2006 period.
Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $3,515,187 or 50% in the 2007 period to $2.58 per mcfe as compared to $1.99 per mcfe in the 2006 period. In the period ended March 31, 2007, approximately fifty of the Company’s over 1,250 working interest wells reserve evaluations were reduced significantly by the Company’s consulting engineer resulting in significant additional DD&A charges on those wells totaling approximately $2,000,000 through June 30, 2007. Due to these reserve reductions, elevated DD&A costs are expected on these wells through the remainder of fiscal 2007. In addition, overall general price increases in drilling costs, completion costs and equipment costs the last few years continues to increase per mcfe DD&A costs.
Provision for Impairment:
     The provision for impairment increased $1,859,313 in the 2007 period. Approximately $1,100,000 of the impairment provision relates to one field in western Oklahoma, in which the majority of the wells were drilled in the 2003-2006 time period. These wells continue to suffer production declines, and thus lower reserve estimates, which decreases future cash flow estimates resulting in the asset carrying value impairment. Additionally, one New Mexico field was impaired in the 2007 period for approximately $390,000.
General and Administrative Costs (G&A):
     G&A costs increased $510,924 or 20% in the 2007 period. The increase is principally the result of an amendment to the Directors’ Deferred Compensation Plan (the Plan). Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which eliminated the requirement to adjust the deferred compensation liability for changes in the market value of the Company’s common stock after October 19, 2005. The adjustment of the liability to market value of the shares at the closing price on October 19, 2005 resulted in a credit to G&A of approximately $282,000 in the 2006 period. In addition, the deferred compensation liability after the October 19, 2005 adjustment was reclassified to stockholders’ equity. Other G&A costs increasing in the 2007 period included personnel related costs of $121,261 and professional fees of $82,445.
Income Taxes:
     The 2007 period provision for income taxes decreased due to reduced income before provision for income taxes. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate was 31% for the 2007 period and 32% for the 2006 period.
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
Oil and Gas Reserves
     Of these judgments and estimates, management considers the estimation of crude oil and nature gas reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation,

(11)

depletion and amortization, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a semi- annual update, the Company’s consulting engineer (the Company employed a new consulting engineer beginning with the March 31, 2007 semi-annual update), with assistance from Company geologists, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the SEC, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management’s overall operating decisions in the exploration and production segment.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2006 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $430,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $97,100 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus from 1.375% to .75% or 30 day LIBOR plus from 1.375% to 2.0%. At June 30, 2007 the Company had $2,779,967 outstanding under this facility. The Company has a $2,500,000 term loan with an outstanding balance of $749,946 at June 30, 2007 maturing on September 1,

(12)

2007. The interest rate is 30 day LIBOR plus .75%. Based on total debt outstanding at June 30, 2007 a .5% change in interest rates would result in a $17,600 annual change in pre-tax operating cash flow.
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
PART II OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS –	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Form 8-K –	Dated June 15, 2007, Item 1.01 Enters Into A Material Definitive Agreement.

(13)

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

August 7, 2007 Date	/s/ Michael C. Coffman Michael C. Coffman, Co-President,
Chief Financial Officer and Treasurer

August 7, 2007 Date	/s/ Ben D. Hare Ben D. Hare, Co-President
and Chief Operating Officer

August 7, 2007 Date	/s/ Lonnie J. Lowry Lonnie J. Lowry, Vice President
and Chief Accounting Officer

14