Form 10-Q
period 2008-03-31
PANHANDLE OIL & GAS INC
filed 2008-05-08
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
Outstanding shares of Class A Common stock (voting) at May 4, 2008: 8,431,502

PART 1 FINANCIAL INFORMATION
PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2008 is unaudited)

	March 31, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$634,049	$989,360
Oil and gas sales receivables	12,811,175	8,103,250
Fair value of natural gas collar contracts	—	106,916
Other	97,907	112,882

Total current assets	13,543,131	9,312,408

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and gas properties	142,747,559	125,634,251
Non-producing oil and gas properties	11,026,117	10,697,854
Other	478,406	625,455

	154,252,082	136,957,560
Less accumulated depreciation, depletion and amortization	76,901,166	68,424,645

Net properties and equipment	77,350,916	68,532,915

Investments	648,939	690,011
Other	4,463	4,463

Total assets	$91,547,449	$78,539,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,130,710	$1,773,255
Fair value of natural gas collar contracts	2,098,611	—
Accrued liabilities	1,028,587	348,042

Total current liabilities	7,257,908	2,121,297

Long-term debt	5,119,382	4,661,471
Deferred income taxes	18,913,750	16,827,750
Asset retirement obligations	1,247,908	1,247,908

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8, 431,502 issued and outstanding at March 31, 2008 and at September 30, 2007	140,524	140,524
Capital in excess of par value	2,146,071	2,146,071
Deferred directors’ compensation	1,554,730	1,358,778
Retained earnings	55,167,176	50,035,998

Total stockholders’ equity	59,008,501	53,681,371

Total liabilities and stockholders’ equity	$91,547,449	$78,539,797

(1)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$14,909,601	$8,455,378	$28,135,695	$16,536,586
Lease bonuses and rentals	67,864	54,946	78,310	170,757
Gains (losses) on natural gas collar contracts	(2,368,313)	(577,811)	(2,104,527)	27,209
Gain on asset sales, interest and other	32,361	126,151	84,755	178,380
Income of partnerships	105,709	85,069	256,792	162,696

	12,747,222	8,143,733	26,451,025	17,075,628

Costs and expenses:
Lease operating expenses	1,453,518	833,591	2,798,419	1,733,559
Production taxes	926,355	541,509	1,755,959	1,042,237
Exploration costs	151,750	45,444	361,731	719,411
Depreciation, depletion, and amortization	4,448,543	4,166,471	8,705,153	6,859,939
Provision for impairment	225,997	1,577,266	348,006	1,629,833
Loss on asset sales	—	223,520	—	255,917
General and administrative	1,229,778	995,466	2,826,823	2,142,714
Interest expense	—	31,862	44,346	86,477

	8,435,941	8,415,129	16,840,437	14,470,087

Income (loss) before provision (benefit) for income taxes	4,311,281	(271,396)	9,610,588	2,605,541

Provision (benefit) for income taxes	1,480,000	(52,651)	3,299,000	840,793

Net income (loss)	$2,831,281	$(218,745)	$6,311,588	$1,764,748

Earnings (loss) per common share (Note 4)	$0.33	$(0.03)	$0.74	$0.21

Dividends declared per share of common stock and paid in period	$0.07	$0.07	$0.14	$0.11

(2)

PANHANDLE OIL AND GAS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Information at and for the six months ended March 31, 2008 is unaudited)
Six Months Ended March 31, 2008

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained
	Shares	Amount	Par Value	Compensation	Earnings	Total

Balances at September 30, 2007	8,431,502	$140,524	$2,146,071	$1,358,778	$50,035,998	$53,681,371

Net Income	—	—	—	—	6,311,588	6,311,588

Dividends ($.14 per share)	—	—	—	—	(1,180,410)	(1,180,410)

Increase in deferred directors’ compensation charged to expense	—	—	—	195,952	—	195,952

Balances at March 31, 2008	8,431,502	$140,524	$2,146,071	$1,554,730	$55,167,176	$59,008,501

(3)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2008	2007
Operating Activities
Net income	$6,311,588	$1,764,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization	8,705,153	6,859,939
Provision for impairment	348,006	1,629,833
Deferred income taxes	2,086,000	712,500
Lease bonus income	—	(32,757)
Exploration costs	361,731	719,411
(Gain) or loss on sale of assets	(84,279)	66,711
Income of partnerships	(256,792)	(162,696)
Distributions received from partnerships	297,864	203,768
Directors’ deferred compensation expense	195,952	114,660
Cash provided by changes in assets and liabilities:
Oil and gas sales receivables	(4,707,925)	(431,237)
Refundable income taxes and other	14,975	(24,424)
Accounts payable	199,456	17,613
Fair value of derivative contracts	2,205,527	21,991
Accrued liabilities	363,250	107,279
Income taxes payable	317,295	—

Total adjustments	10,046,213	9,802,591

Net cash provided by operating activities	16,357,801	11,567,339

Investing Activities
Capital expenditures, including dry hole costs	(16,095,211)	(10,909,240)
Proceeds from leasing of fee mineral acreage	98,178	153,908
Investments in partnerships	—	11,280
Proceeds from sale of assets	6,420	332,225

Net cash used in investing activities	(15,990,613)	(10,411,827)

Financing Activities
Borrowings under credit facility	17,162,975	5,365,337
Payments on credit facility	(16,705,064)	(5,163,489)
Payments of dividends	(1,180,410)	(926,478)

Net cash used in financing activities	(722,499)	(724,630)

Increase (decrease) in cash and cash equivalents	(355,311)	430,882
Cash and cash equivalents at beginning of period	989,360	434,353

Cash and cash equivalents at end of period	$634,049	$865,235

Supplemental Schedule of Noncash Investing and Financing Activities
Receivable from sale of assets	$—	$176,381

Additions and revisions, net, to asset retirement obligations	$—	$197,697

Additions to properties and equipment included in accounts payable	$2,157,999	$(698)

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
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2007 Annual Report on Form 10-K. Certain reclassifications have been made to the 2007 amounts to conform with the 2008 presentation.
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
     The Company has performed its evaluation of tax positions and has determined that the adoption of FIN 48 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. This evaluation included a review of the appropriate recognition threshold for each tax position recognized in the Company’s financial statements. Based on this evaluation, the Company did not identify any tax positions that did not meet the “highly certain positions” threshold. As a result, no additional tax expense, interest, or penalties have been accrued as a result of the review.
     The Company includes interest assessed by the taxing authorities in “Interest expense” and penalties related to income taxes in “General and administrative expense” on its Consolidated Statements of Income. For the six months ended March 31, 2008 and 2007, the Company recorded no interest or penalties on uncertain tax positions.
NOTE 3: Earnings per Share
     Earnings per share is calculated using net income (loss) divided by the weighted average number of common shares outstanding (including unissued, vested directors’ shares of 79,592 and 72,165 for fiscal 2008 and 2007, respectively during the period.
NOTE 4: Long-term Debt
     The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination. The current borrowing base is $10,000,000. The revolving loan matures on October 31, 2010. Borrowings under the revolving loan are due at maturity. The revolving loan bears interest at the national prime rate minus from 1.375% to .75%, or 30 day LIBOR plus from 1.375% to 2.0%. The interest rate charged will be based on the percent of the value advanced of the calculated loan value of Panhandle’s oil and gas reserves. The interest rate spread from LIBOR or prime increases as a larger percent of the loan value of Panhandle’s oil and gas properties is advanced. At March 31, 2008 the interest rate for the revolving loan was 4.078%.

(5)

NOTE 5: Dividends
     On December 11, 2007, the Company’s Board of Directors approved payment of a $.07 per share dividend that was paid on March 7, 2008 to shareholders of record on February 25, 2008.
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
NOTE 7: Capitalized Costs
     Oil and gas properties include costs of $130,302 on exploratory wells which were drilling and/or testing at March 31, 2008.
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
Derivative contracts in place as of 3/31/08
(prices below reflect the Company’s net price from Oklahoma pipelines)

	Production volume	Floor price range	Ceiling price range
Contract period	covered per month	(per mmbtu)	(per mmbtu)
January — March, 2008	120,000 mmbtu	$6.55 to $6.60	$8.80 to $9.10

April — September, 2008	120,000 mmbtu	$6.15 to $6.40	$8.05 to$ 8.60
April — September, 2008	90,000 mmbtu	$6.60 to $6.85	$7.50 to $7.80
April — September, 2008	30,000 mmbtu	$7.20 to $7.45	$8.15 to $8.45

October — December, 2008	120,000 mmbtu	$6.50 to $6.90	$8.75 to $9.15
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary under

(6)

SFAS No. 133 to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was ($2,098,611) as of March 31, 2008 and $106,916 as of September 30, 2007. Realized and unrealized gains and losses for the periods ending March 31, 2008 and March 31, 2007 are scheduled below:

Gains (losses) on	Three months ended		Six months ended
derivative contracts	3/31/08	3/31/07	3/31/08	3/31/07
Realized	$39,600	$49,200	$101,000	$49,200
Unrealized	$(2,407,913)	$(627,011)	$(2,205,527)	$(21,991)

Total	$(2,368,313)	$(577,811)	$(2,104,527)	$27,209

NOTE 9: Exploration Costs
     Certain non-producing leases which have expired or which have no future plans of development (aggregate carrying value of $371,129) were fully impaired and charged to exploration costs in fiscal 2008, slightly offset by small credits on previously recorded exploratory dry holes. In fiscal 2007 $493,776 was charged to exploration costs on one exploratory dry hole and $223,851 was also charged to exploration costs on non-producing leases which had expired or which had no future plans of development.
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
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2008, the Company had positive working capital of $6,285,223, as compared to positive working capital of $7,191,111 at September 30, 2007. Decreased working capital is the result of increases in the accrued liability on the fair value of derivative contracts, accounts payable and income taxes payable partially offset by increases in oil and gas sales receivables and cash. Oil and gas sales receivables increased as a result of increased oil and gas sales resulting from increases in oil and gas production and prices. The increase in oil and gas prices, both current and future, has also caused the increase in the accrued liability on the fair value of derivative contracts. Accounts payable increased as the Company continues capital spending for oil and gas activities at a high level.
     Operating cash flow remains strong. Additions to properties and equipment for oil and gas activities for the 2008 six-month period amounted to $18,253,210. Management currently expects capital commitments for oil and gas activities of up to $42,000,000 for fiscal 2008. Management’s strategy to participate with larger working interests in new wells combined with high drilling activity has resulted in continued increases in capital expenditures. Drilling in the Woodford Shale and Fayetteville Shale unconventional resource plays in southeast Oklahoma and Arkansas, respectively, and in the Dill City play in western Oklahoma will continue to be a large component of expected capital additions for the next several years. As drilling activity remains high, costs for drilling rigs, well equipment and services remain high, and are expected to remain so for the remainder of fiscal 2008. Any acquisitions of oil and gas properties would further increase the capital addition amount.
     The Company has historically funded capital additions, overhead costs and dividend payments from operating cash flow and has utilized, at times, its revolving line-of-credit facility to help fund these expenditures. With the uncertainty of natural gas prices, and their effect on cash flow, some amounts have been and will be in the next several quarters borrowed on a temporary basis under the Company’s credit facility. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed. In addition, the Company has entered into natural gas collar contracts (discussed in Note 8 above) to help guard against potential negative price fluctuations which would reduce capital available for drilling new oil and gas wells. As a result of the recent increases in both natural gas and oil prices, the Company’s dependence on temporarily borrowed funds for drilling purposes should somewhat decrease.

(7)

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 — COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
Overview:
     The Company recorded a second quarter 2008 net income of $2,831,281, or $.33 per share, as compared to a net loss of $218,745 or $.03 per share in the 2007 quarter. The 2007 quarter’s loss was principally the result of non-cash charges, including; impairment charges of approximately $1,100,000 on one field in western Oklahoma, additional DD&A charges totaling approximately $1,400,000 on approximately 50 working interest wells which incurred significant reductions in their reserve evaluations, and the recognition of a $627,011 loss on natural gas collar contracts in place.
     Revenues:
     Total revenues increased $4,603,489 or 57% for the 2008 quarter. The increase was the result of a $6,454,223 increase in oil and gas sales resulting from a 31% increase in gas sales volumes, a 25% increase in gas sales price, a 48% increase in oil sales volumes and a 71% increase in oil sales price. Losses on natural gas collar contracts resulted in a revenue decrease of $1,790,502. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2008 and 2007:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Three months ended 3/31/08	32,399	$95.18	1,533,363	$7.71	1,727,757
Three months ended 3/31/07	21,877	$55.68	1,173,779	$6.17	1,305,041
     The Company’s applied strategy of increasing its working interests in new wells drilled and the associated increase in drilling expenditures continues to result in increased production volumes for both gas and oil, as compared to the fiscal 2007 quarter. Increased production is principally attributable to increased production from the Dill City, Oklahoma area (gas and oil), southeast Oklahoma Woodford Shale area (gas only), the Fayetteville Shale area in Arkansas (gas only) and the Yellowstone Southeast field (oil only) in Woods County, Oklahoma. The Company’s drilling continues to be concentrated on gas production, although the Dill City area and the Yellowstone Southeast field have yielded oil production that is significant to the Company. New wells coming on line are continuing to replace the decline in production of older wells, and the Company anticipates additional new production coming on line in future periods.
     Production by quarter for the last five quarters was as follows:

Quarter ended	Barrels Sold	MCF Sold	MCFE
3/31/08	32,399	1,533,363	1,727,757
12/31/07	36,721	1,610,880	1,831,206
9/30/07	31,677	1,529,924	1,719,986
6/30/07	31,223	1,244,685	1,432,023
3/31/07	21,877	1,173,779	1,305,041
Losses on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was ($2,098,611) as of March 31, 2008 and $309,302 as of December 31, 2007, resulting in a loss of $2,368,313 (net of $39,600 of realized gains) in the three months ended March 31, 2008 compared to a loss of $577,811 for the three months ended March 31, 2007. The Company received cash payments under the contracts of $39,600 and $49,200 (realized gains) for the three months ended March 31, 2008 and March 31, 2007, respectively.
Lease Operating Expenses (LOE):
     LOE increased $619,927 or 74% in the 2008 quarter to $.84 per mcfe, as compared to $.64 per mcfe in the 2007 quarter. The $.20 per mcfe increase is due to sharp increases in charges for transportation, compression, dehydration, gathering systems and fuel gas related to treating natural gas produced and delivering it to market. The Company is experiencing these higher operating costs on wells located particularly in the southeast Oklahoma Woodford Shale area. The recent sharp increase in overall fuel costs are closely related to each of the aforementioned operating expense items.

(8)

Production Taxes:
     Production taxes increased $384,846 or 71% in the 2008 quarter. The increase correlates closely to, and is the result of, a 76% increase in oil and gas sales in the 2008 quarter over the 2007 quarter, as production taxes are paid as a percentage of oil and gas sales.
Exploration Costs:
     These costs increased $106,306 in the 2008 quarter. The increase is the result of higher leasehold expiration and abandonment costs of $110,940, offset by small credits received on previously drilled dry holes, in the 2008 quarter as compared to the 2007 quarter. There were no dry holes in either the 2008 or the 2007 quarter.
Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $282,072 or 7% in the 2008 quarter. DD&A in the 2008 quarter was $2.57 per mcfe as compared to $3.19 per mcfe in the 2007 quarter. The overall increase is the result of increased production in the 2008 quarter over the 2007 quarter. The decrease in the DD&A per mcfe is due to higher than normal DD&A per mcfe in the 2007 quarter as a result of downward reserve revisions on approximately fifty of the Company’s working interest wells in the 2007 quarter, resulting in significant additional DD&A charges on those wells totaling approximately $1,400,000.
Provision for Impairment:
     The provision for impairment decreased $1,351,269 in the 2008 quarter. In the 2008 quarter three fields were impaired a total of $219,472 as compared to the 2007 quarter which incurred impairment on six fields totaling $1,557,978. In the 2007 quarter approximately $1,100,000 of the impairment provision related to one field in western Oklahoma which, due to declining production, incurred lower reserve estimates resulting in significant impairment of the field.
General and Administrative Costs (G&A):
     G&A costs increased $234,312 or 24% in the 2008 quarter principally due to increased personnel related costs of approximately $147,000 and increased director retainer fees of $80,000.
Income Taxes:
     The provision for income taxes for the 2008 quarter increased $1,532,651 due to an increase in income before provision for income taxes of $4,582,677 in the 2008 quarter as compared to the 2007 quarter. The 2007 quarter incurred a loss before provision for income taxes of $271,396 resulting in an income tax benefit of $52,651. The effective tax rate in the 2008 quarter was 34%. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate.
SIX MONTHS ENDED MARCH 31, 2008 — COMPARED TO SIX MONTHS ENDED MARCH 31, 2007
Overview:
     The Company recorded a six month period 2008 net income of $6,311,588, or $.74 per share, as compared to a net income of $1,764,748 or $.21 per share in the 2007 period.
Revenues:
     Total revenues increased $9,375,397 or 55% for the 2008 period. The increase was primarily the result of an $11,599,109 increase in oil and gas sales offset by a decrease in the value of natural gas collar contracts of $2,131,736. The oil and gas sales increase resulted from a 33% increase in gas sales volumes, an 18% increase in gas sales price, a 56% increase in oil sales volumes and a 61% increase in oil sales price for the 2008 quarter. The decrease in the value of natural gas collar contracts is the result of losses incurred during the 2008 period of $2,104,527 as compared to gains during the 2007 period of $27,209. The table below outlines the Company’s production and average sales prices for oil and natural gas for the six month periods of fiscal 2008 and 2007:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Six months ended 3/31/08	69,120	$90.52	3,144,243	$6.96	3,558,963
Six months ended 3/31/07	44,444	$56.32	2,372,734	$5.91	2,639,398

(9)

     As the Company continues increasing its drilling activities and increasing its working interests in new wells drilled, expectations are continued increases in production volumes of natural gas in fiscal 2008 as compared to fiscal 2007. New drilling continues to be concentrated on gas production; however, the drilling of wells with oil production has recently increased. During the last year, new wells coming on line have more than replaced the decline in production of older wells. The Company expects to continue to have additional production come on line in future periods of 2008.
     Production by quarter for the last five quarters was as follows:

Quarter ended	Barrels Sold	MCF Sold	MCFE
3/31/08	32,399	1,533,363	1,727,757
12/31/07	36,721	1,610,880	1,831,206
9/30/07	31,677	1,529,924	1,719,986
6/30/07	31,223	1,244,685	1,432,023
3/31/07	21,877	1,173,779	1,305,041
Losses on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was ($2,098,611) as of March 31, 2008 and $106,916 as of September 30, 2007, resulting in a loss of $2,104,527 (net of $101,000 of realized gains) in the six months ended March 31, 2008 compared to a gain of $27,209 for the six months ended March 31, 2007. The Company received cash payments of $101,000 and $49,200 (realized gains) for the 2008 and 2007 periods, respectively.
Lease Operating Expenses (LOE):
     LOE increased $1,064,860 or 61% in the 2008 period to $.79 per mcfe, as compared to $.66 per mcfe in the 2007 period. The per mcfe increase is due to sharp increases in charges for transportation, compression, dehydration, gathering systems and fuel gas related to treating natural gas produced and delivering it to market. The Company is experiencing these higher operating costs on wells located particularly in the southeast Oklahoma Woodford Shale area. The recent sharp increase in overall fuel costs are closely related to each of the aforementioned operating expense items.
Production Taxes:
     Production taxes increased $713,722 or 68% in the 2008 period. The increase correlates closely to, and is the result of, a 70% increase in oil and gas sales in the 2008 quarter over the 2007 quarter, as production taxes are paid as a percentage of oil and gas sales.
Exploration Costs:
     These costs decreased $357,680 in the 2008 period. This decrease is principally the result of one exploratory dry hole drilled in the 2007 period in the Mystic Bayou prospect in Louisiana. There were no dry holes in the 2008 period.
Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $1,845,214 or 27% in the 2008 period. DD&A was $2.45 per mcfe in the 2008 period as compared to $2.60 per mcfe in the 2007 period. The overall increase is the result of increased production in the 2008 period over the 2007 period. The decrease in the DD&A per mcfe is due to higher than normal DD&A per mcfe in the 2007 period as a result of downward reserve revisions on approximately fifty of the Company’s working interest wells resulting in significant additional DD&A charges on those wells totaling approximately $1,400,000.
Provision for Impairment:
     The provision for impairment decreased $1,281,827 in the 2008 period. In the 2008 period six fields were impaired a total of $341,482 as compared to the 2007 period which incurred impairment on eight fields totaling $1,610,545. In the 2007 period approximately $1,100,000 of the impairment provision related to one field in western Oklahoma which, due to declining production, incurred lower reserve estimates resulting in significant impairment of the field.
General and Administrative Costs (G&A):
     G&A costs increased $684,109 or 32% in the 2008 period. The increase is primarily due to increased personnel costs of approximately $483,000, increased director retainer fees of $80,000 and increased professional fees of approximately $51,000.

(10)

Income Taxes:
     The 2008 period provision for income taxes increased $2,458,207 due to increased income before provision for income taxes of $7,005,047. The effective tax rate was 34% for the 2008 period and 32% for the 2007 period. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate.
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
Oil and Gas Reserves
     Management considers the estimation of crude oil and natural gas reserves to be the most significant of its judgments and estimates. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of depreciation, depletion and amortization, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s consulting engineer, with assistance from Company geologists, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the SEC, these estimates are based on current crude oil and natural gas pricing. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management’s overall operating decisions in the exploration and production segment.
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

(11)

Oil and Gas Sales Revenue Accrual
     The Company does not operate any of its oil and gas properties. Drilling in the last two years has resulted in adding several wells with significantly larger interests, thus increasing the Company’s production and revenue. On many of these wells the most current available production data is gathered from the appropriate operators and oil and gas index prices local to each well are used to more accurately estimate the accrual of revenue on these wells. Timely obtaining production data on all other wells from the operators is not feasible; therefore, the Company utilizes past production receipts and estimated sales price information to estimate its accrual of revenue on all other wells each quarter. The oil and gas sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for natural gas. These variables could lead to an over or under accrual of oil and gas sales at the end of any particular quarter. Based on past history, the Company’s estimated accrual has been materially accurate.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2007 production, a $.10 per mcf change in the price received for natural gas production would result in a corresponding $515,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $107,000 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus from 1.375% to .75% or 30 day LIBOR plus from 1.375% to 2.0%. At March 31, 2008 the Company had $5,119,382 outstanding under this facility. Based on total debt outstanding at March 31, 2008 a         .5% change in interest rates would result in a $25,600 annual change in pre-tax operating cash flow.
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

(12)

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
PART II OTHER INFORMATION
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on March 6, 2008.

(b)	Three directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
Michael C. Coffman	6,059,898	41,819
Duke R. Ligon	6,063,142	38,575
Robert A. Reece	6,051,431	50,286
ITEM 6 EXHIBITS AND REPORT ON FORM 8-K
(a)	EXHIBITS —
Exhibit 31.1 and 31.2 — Certification under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 and 32.2 — Certification under Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Form 8-K — Dated (2/20/08), item 5.02 — Appointment of Certain Officers
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                         PANHANDLE OIL AND GAS INC.

May 6, 2008 Date	/s/ Michael C. Coffman Michael C. Coffman, President and
Chief Executive Officer

May 6, 2008 Date	/s/ Lonnie J. Lowry Lonnie J. Lowry, Vice President
and Chief Financial Officer

(13)