Form 10-Q
period 2008-06-30
PANHANDLE OIL & GAS INC
filed 2008-08-07
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2008

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
Outstanding shares of Class A Common stock (voting) at August 5, 2008: 8,375,688

PART 1 FINANCIAL INFORMATION
PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2008 is unaudited)

	June 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$650,661	$989,360
Oil and gas sales receivables	17,462,297	8,103,250
Fair value of natural gas collar contracts	—	106,916
Other	1,336,497	112,882

Total current assets	19,449,455	9,312,408

Properties and equipment, at cost, based on
successful efforts accounting:
Producing oil and gas properties	153,094,794	125,634,251
Non-producing oil and gas properties	10,693,152	10,697,854
Other	491,659	625,455

	164,279,605	136,957,560
Less accumulated depreciation, depletion and amortization	81,335,348	68,424,645

Net properties and equipment	82,944,257	68,532,915

Investments	628,403	690,011
Other	258,535	4,463

Total assets	$103,280,650	$78,539,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,772,164	$1,773,255
Fair value of natural gas collar contracts	3,506,500	—
Accrued liabilities	671,033	348,042

Total current liabilities	7,949,697	2,121,297

Long-term debt	10,018,862	4,661,471
Deferred income taxes	21,102,750	16,827,750
Asset retirement obligations	1,247,908	1,247,908

Stockholders’ equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 8,431,502 issued at June 30, 2008 and at September 30, 2007	140,524	140,524
Capital in excess of par value	2,146,071	2,146,071
Deferred directors’ compensation	1,584,743	1,358,778
Retained earnings	61,045,856	50,035,998

	64,917,194	53,681,371
Less treasury stock, at cost; 54,514 shares at June 30,
2008 and no shares at September 30, 2007	(1,955,761)	—

Total stockholders’ equity	62,961,433	53,681,371

Total liabilities and stockholders’ equity	$103,280,650	$78,539,797

(1)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$20,551,865	$10,181,501	$48,687,560	$26,718,087
Lease bonuses and rentals	32,154	22,560	110,464	193,317
Gains (losses) on natural gas collar contracts	(2,286,789)	560,972	(4,391,316)	588,181
Gain on asset sales, interest and other	105,963	96,388	190,718	274,768
Income of partnerships	50,013	126,925	306,805	289,621

	18,453,206	10,988,346	44,904,231	28,063,974

Costs and expenses:
Lease operating expenses	2,178,732	888,049	4,977,151	2,621,608
Production taxes	675,206	721,927	2,431,165	1,764,164
Exploration costs	35,394	224,078	397,125	943,489
Depreciation, depletion, and amortization	4,671,193	3,644,062	13,376,346	10,504,001
Provision for impairment	37,666	398,033	385,672	2,027,866
Loss on asset sales	203,387	(1,522)	203,387	254,395
General and administrative	1,164,743	913,077	3,991,566	3,055,791
Interest expense	—	24,064	44,346	110,541

	8,966,321	6,811,768	25,806,758	21,281,855

Income before provision for income taxes	9,486,885	4,176,578	19,097,473	6,782,119

Provision for income taxes	3,018,000	1,272,500	6,317,000	2,113,293

Net income	$6,468,885	$2,904,078	$12,780,473	$4,668,826

Earnings per common share (Note 4)	$0.76	$0.34	$1.50	$0.55

Weighted average shares outstanding:
Common shares	8,423,067	8,422,529	8,428,701	8,422,529
Unissued, vested directors’ shares	85,909	77,119	84,911	76,339

	8,508,976	8,499,648	8,513,612	8,498,868

Dividends declared per share of common stock and paid in period	$0.07	$0.07	$0.21	$0.18

(2)

PANHANDLE OIL AND GAS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Information at and for the nine months ended June 30, 2008 is unaudited)
Nine Months Ended June 30, 2008

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2007	8,431,502	$140,524	$2,146,071	$1,358,778	$50,035,998	—	$—	$53,681,371

Net income	—	—	—	—	12,780,473	—	—	12,780,473

Dividends ($.21 per share)	—	—	—	—	(1,770,615)	—	—	(1,770,615)

Purchase of treasury stock	—	—	—	—	—	(54,514)	(1,955,761)	(1,955,761)

Increase in deferred directors’ compensation charged to expense	—	—	—	225,965	—	—	—	225,965

Balances at March 31, 2008	8,431,502	$140,524	$2,146,071	$1,584,743	$61,045,856	(54,514)	$(1,955,761)	$62,961,433

(3)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2008	2007
Operating Activities
Net income	$12,780,473	$4,668,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization	13,376,346	10,504,001
Provision for impairment	385,672	2,027,866
Deferred income taxes	4,275,000	1,747,000
Lease bonus income	—	(42,019)
Exploration costs	397,125	943,489
Loss, net, on asset sales	83,986	51,818
Income of partnerships	(306,805)	(289,621)
Distributions received from partnerships	368,413	351,229
Directors’ deferred compensation expense	225,965	133,820
Cash provided by changes in assets and liabilities:
Oil and gas sales receivables	(9,359,047)	(2,032,209)
Other current assets	(819,020)	1,244,628
Accounts payable	130,477	(1,339,695)
Fair value of natural gas collar contracts	3,613,416	(446,581)
Accrued liabilities	322,991	51,172

Total adjustments	12,694,519	12,904,898

Net cash provided by operating activities	25,474,992	17,573,724

Investing Activities
Capital expenditures, including dry hole costs	(27,757,275)	(17,052,261)
Proceeds from leasing of fee mineral acreage	131,449	174,338
Investments in partnerships	—	11,280
Proceeds from asset sales	181,120	510,378

Net cash used in investing activities	(27,444,706)	(16,356,265)

Financing Activities
Borrowings under credit facility	40,058,723	8,984,560
Payments on credit facility	(34,701,332)	(8,621,300)
Purchase of treasury stock	(1,955,761)	—
Payments of dividends	(1,770,615)	(1,516,055)

Net cash provided by (used in) financing activities	1,631,015	(1,152,795)

(Decrease) increase in cash and cash equivalents	(338,699)	64,664
Cash and cash equivalents at beginning of period	989,360	434,353

Cash and cash equivalents at end of period	$650,661	$499,017

Supplemental Schedule of Noncash Investing and Financing Activities
Receivable from asset sales	$658,668	$—

Additions and revisions, net, to asset retirement obligations	$—	$197,697

Additions to properties and equipment included in accounts payable	$(1,868,432)	$(2,690,288)

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
     The Company includes interest assessed by the taxing authorities in “Interest expense” and penalties related to income taxes in “General and administrative expense” on its Consolidated Statements of Income. For the nine months ended June 30, 2008 and 2007, the Company recorded no interest or penalties on uncertain tax positions.
NOTE 3: Stock Repurchase Program
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

4/1 - 4/30/08	0	$0.00	0	$0
5/1 - 5/31/08	0	$0.00	0	$0
6/1 - 6/30/08	54,514	$35.88	54,514	$44,239
On May 28, 2008 the Company announced that its Board of Directors had approved a stock repurchase program to purchase up to $2,000,000 of the Company’s common stock. As of June 30, 2008, the Company had repurchased 54,514 shares at a total cost of $1,955,761 under the program. The shares are to be held in treasury and are accounted for using the cost method.
NOTE 4: Earnings per Share
     Earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ shares during the period.

(5)

NOTE 5: Long-term Debt
     The Company has a revolving credit facility with Bank of Oklahoma (BOK) in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination. The current borrowing base is $15,000,000. The facility matures on October 31, 2010. Borrowings under the facility are due at maturity. The facility bears interest at the national prime rate minus from 1.375% to         .750%, or 30 day LIBOR plus from 1.375% to 2.000%. The interest rate charged will be based on the percent of the value advanced of the calculated loan value of Panhandle’s oil and gas reserves. The interest rate spread from LIBOR or prime increases as a larger percent of the loan value of Panhandle’s oil and gas properties is advanced. At June 30, 2008 the interest rate for the facility was 3.838%.
NOTE 6: Dividends
     On May 21, 2008, the Company’s Board of Directors approved payment of a $.07 per share dividend that was paid on June 13, 2008 to shareholders of record on June 2, 2008.
NOTE 7: Deferred Compensation Plan for Directors
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
NOTE 8: Capitalized Costs
     Oil and gas properties include costs of $177,029 on exploratory wells which were drilling and/or testing at June 30, 2008.
NOTE 9: Derivatives
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

(6)

Derivative contracts in place as of 6/30/08
(prices below reflect the Company’s net price from Oklahoma pipelines)

	Production volume	Floor price range	Ceiling price range
Contract period	covered per month	(per mmbtu)	(per mmbtu)
April — September, 2008	120,000 mmbtu	$6.15 to $6.40	$8.05 to $8.60
April — September, 2008	90,000 mmbtu	$6.60 to $6.85	$7.50 to $7.80
April — September, 2008	30,000 mmbtu	$7.20 to $7.45	$8.15 to $8.45

October — December, 2008	120,000 mmbtu	$6.50 to $6.90	$8.75 to $9.15
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary under SFAS No. 133 to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was ($3,506,500) as of June 30, 2008 and $106,916 as of September 30, 2007. Realized and unrealized gains and losses for the periods ending June 30, 2008 and June 30, 2007 are scheduled below:

Gains (losses) on	Three months ended		Nine months ended
derivative contracts	6/30/08	6/30/07	6/30/08	6/30/07
Realized	($878,900)	$92,400	($777,900)	$141,600
Unrealized	($1,407,889)	$468,572	($3,613,416)	$446,581

Total	($2,286,789)	$560,972	($4,391,316)	$588,181

NOTE 10: Exploration Costs
     Certain non-producing leases which have expired or which have no future plans of development (aggregate carrying value of $406,528) were fully impaired and charged to exploration costs in fiscal 2008, slightly offset by small credits on previously recorded exploratory dry holes. In fiscal 2007, $493,776 was charged to exploration costs on one exploratory dry hole and $440,627 was also charged to exploration costs on non-producing leases which had expired or which had no future plans of development.
NOTE 11: Purchaser Bankruptcy
     The Company has a potential exposure from oil and natural gas sales for the months of June and July 2008 that its operators made to SemCrude, L.P. (SemCrude) and SemGas L.P. (SemGas), subsidiaries of SemGroup, L.P. (SemGroup). On July 21, 2008, SemGroup, including SemCrude and SemGas, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code under Case Number 08-11525 (BLS) in the United States Bankruptcy Court for the District of Delaware.
     As of June 30, 2008, the Company estimates that its operators (principally JMA Energy Company, LLC) had receivables, net to the Company’s interest, of approximately $325,000 from SemCrude and SemGas. Including sales of oil and natural gas production to SemCrude and SemGas during the period July 1 — 21, 2008, the Company estimates the current receivable balance, net to the Company’s interest, to be approximately $550,000. The Company’s operators are pursuing various legal remedies to protect their interests. The Company is currently unable to quantify the amount of the receivable balance, if any, that is uncollectible. However, the Company believes that ultimate disposition of this matter will not have a material adverse affect on its liquidity or overall financial position.
NOTE 12: New Accounting Pronouncements
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
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2008, the Company had positive working capital of $11,499,758, as compared to positive working capital of $7,191,111 at September 30, 2007. Increased working capital is the result of increases in oil and gas sales receivables partially offset by increases in the accrued liability on the fair value of derivative contracts and accounts payable. Oil and gas sales receivables increased as a result of increased oil and gas sales resulting from increases in oil and gas production and sales prices. The increase in oil and gas sales prices, both current and future, has also caused the increase in the accrued liability on the fair value of derivative contracts. Accounts payable increased as the Company continues capital spending for oil and gas activities at a high level.
     Operating cash flow remains strong. Additions to properties and equipment for oil and gas activities for the 2008 nine-month period amounted to $29,625,707. Management currently expects additions to properties and equipment for oil and gas activities of approximately $42,000,000 for fiscal 2008. Management’s strategy to participate with larger working interests in new wells combined with high drilling activity has resulted in continued increases in capital expenditures. Drilling in the Woodford Shale and Fayetteville Shale unconventional resource plays in southeast Oklahoma and Arkansas, respectively, and in the Dill City play in western Oklahoma will continue to be a large component of expected capital additions for the next several years. As drilling activity remains high, costs for drilling rigs, well equipment and services remain high, and are expected to remain so for the remainder of fiscal 2008 and into fiscal 2009. Any acquisitions of oil and gas properties would further increase the capital addition amount.
     The Company funds capital additions, overhead costs, stock repurchases and dividend payments primarily from operating cash flow. However, due primarily to the sharp increase in Company drilling activity, the Company also utilizes its revolving line-of-credit facility to help fund these expenditures. Further increases in the Company’s drilling activity will likely result in increased borrowings under the Company’s credit facility. With the uncertainty of natural gas prices, and their effect on cash flow, some amounts have been and will be in the next several quarters borrowed under the Company’s credit facility. However, the Company has entered into natural gas collar contracts (discussed in Note 9 above) to help guard against potential negative price fluctuations which would reduce available capital. The Company has substantial availability under its bank debt facility and the availability could be increased, if needed.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 — COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
Overview:
     The Company recorded a third quarter 2008 net income of $6,468,885, or $.76 per share, as compared to a net income of $2,904,078 or $.34 per share in the 2007 quarter.

(8)

Revenues:
     Total revenues increased $7,464,860 or 68% for the 2008 quarter. The increase was the result of a $10,370,364 increase in oil and gas sales resulting from a 44% increase in gas sales volumes, a 41% increase in gas sales price, a 2% increase in oil sales volumes and a 95% increase in oil sales price. Losses on natural gas collar contracts resulted in a revenue decrease of $2,847,761. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2008 and 2007:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Three months ended 6/30/08	31,907	$120.92	1,788,462	$9.33	1,979,904
Three months ended 6/30/07	31,223	$62.15	1,244,685	$6.62	1,432,023
     The Company’s applied strategy of increasing its working interests in new wells drilled combined with increased drilling activity and the associated increase in drilling expenditures continues to result in increased production volumes for both gas and oil, as compared to the fiscal 2007 quarter. Increased production is principally attributable to increased production from the western Oklahoma Dill City area (gas and oil), southeast Oklahoma Woodford Shale area (gas only), the Fayetteville Shale area in Arkansas (gas only) and the Yellowstone Southeast field (oil only) in Woods County, Oklahoma. The Company’s drilling continues to be concentrated on gas production, although the Dill City area and the Yellowstone Southeast field have yielded oil production that is significant to the Company. New wells coming on line are continuing to replace the decline in production of older wells, and the Company anticipates additional new production coming on line in future periods.
     Production for the last five quarters was as follows:

Quarter ended	Barrels Sold	MCF Sold	MCFE
6/30/08	31,907	1,788,462	1,979,904
3/31/08	32,399	1,533,363	1,727,757
12/31/07	36,721	1,610,880	1,831,206
9/30/07	31,677	1,529,924	1,719,986
6/30/07	31,223	1,244,685	1,432,023
Losses on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was ($3,506,500) as of June 30, 2008 and ($2,098,611) as of March 31, 2008, resulting in a loss of $2,286,789 (including $878,900 of realized losses) in the three months ended June 30, 2008 compared to a gain of $560,972 for the three months ended June 30, 2007. The Company made cash payments under the contracts of $878,900 for the three months ended June 30, 2008 and received cash payments of $92,400 for the three months ended June 30, 2007.
Lease Operating Expenses (LOE):
     LOE increased $1,290,683 or 145% in the 2008 quarter to $1.10 per mcfe, as compared to $.62 per mcfe in the 2007 quarter. The $.48 per mcfe increase is due to sharp increases in charges for transportation, compression, dehydration, gathering systems and fuel gas related to treating natural gas produced and delivering it to market. The Company is experiencing these higher operating costs on wells located particularly in the southeast Oklahoma Woodford Shale and the western Oklahoma Dill City areas. LOE costs for other than the treating and delivery to market of natural gas produced increased approximately $251,000 in the 2008 quarter as compared to the 2007 quarter, mostly a result of new wells put on production.
Production Taxes:
     Production taxes decreased $46,721 or 7% in the 2008 quarter. The decline in production tax expense is the result of production tax credits of approximately $283,000 on horizontal wells drilled in the southeast Oklahoma Woodford Shale. The state of Oklahoma offers a refund on horizontally drilled wells of nearly all production taxes paid for the first four years of production or until well payout occurs, whichever comes first. The decrease also relates to the increasing number of Arkansas Fayetteville Shale wells coming on line as compared to a year ago which carry an extremely low production tax rate of only $.012 per mcf produced. The combined result is a decrease in the severance tax rate as a percentage of oil and gas sales from 7.1% in the 2007 quarter to 3.3% in the 2008 quarter.
Exploration Costs:
     These costs decreased $188,684 in the 2008 quarter. Leasehold expiration and abandonment costs were $35,399 for the 2008 quarter as compared to $216,776 for the 2007 quarter. There were no exploratory dry holes drilled in either the 2008 or the 2007 quarter.

(9)

Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $1,027,131 or 28% in the 2008 quarter. DD&A in the 2008 quarter was $2.36 per mcfe as compared to $2.54 per mcfe in the 2007 quarter. The overall increase is the result of increased production volumes in the 2008 quarter over the 2007 quarter. The decrease in the DD&A rate per mcfe is due to higher than normal DD&A per mcfe in the 2007 quarter as a result of downward reserve revisions on approximately fifty of the Company’s working interest wells in 2007, resulting in significant additional DD&A charges on those wells totaling approximately $500,000.
Provision for Impairment:
     The provision for impairment decreased $360,367 in the 2008 quarter. In the 2008 quarter one smaller field was impaired $37,666 as compared to the 2007 quarter in which impairment on two fields totaled $398,033.
General and Administrative Costs (G&A):
     G&A costs increased $251,666 or 28% in the 2008 quarter principally due to increased personnel related costs of approximately $141,000 and increased stock exchange and other fees of approximately $68,000.
Income Taxes:
     The provision for income taxes for the 2008 quarter increased $1,745,500 due to an increase in income before provision for income taxes of $5,310,307 in the 2008 quarter as compared to the 2007 quarter. The effective tax rate in the 2008 quarter was 32%. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate.
NINE MONTHS ENDED JUNE 30, 2008 — COMPARED TO NINE MONTHS ENDED JUNE 30, 2007
Overview:
     The Company recorded a nine month period 2008 net income of $12,780,473, or $1.50 per share, as compared to a net income of $4,668,826 or $.55 per share in the 2007 period.
Revenues:
     Total revenues increased $16,840,257 or 60% for the 2008 period. The increase was primarily the result of a $21,969,473 increase in oil and gas sales offset by a decrease in the value of natural gas collar contracts of $4,979,497. The oil and gas sales increase resulted from a 36% increase in gas sales volumes, a 27% increase in gas sales price, a 34% increase in oil sales volumes and a 71% increase in oil sales price for the 2008 quarter. The decrease in the value of natural gas collar contracts is the result of losses incurred during the 2008 period of $4,391,316 as compared to gains during the 2007 period of $588,181. The table below outlines the Company’s production and average sales prices for oil and natural gas for the nine month periods of fiscal 2008 and 2007:

	BARRELS	AVERAGE	MCF	AVERAGE	MCFE
	SOLD	PRICE	SOLD	PRICE	SOLD
Nine months ended 6/30/08	101,027	$100.12	4,932,704	$7.82	5,538,866
Nine months ended 6/30/07	75,667	$58.72	3,617,419	$6.16	4,071,421
     As the Company continues increasing its drilling activities and increasing its working interests in new wells drilled, expectations are continuing increases in production volumes of natural gas in fiscal 2008 as compared to fiscal 2007. New drilling continues to be concentrated on gas production; however, the drilling and completion of wells targeting oil production and several gas wells with associated oil production has recently increased. During the last year, new wells coming on line have more than replaced the decline in production of older wells. The Company expects to continue to have additional production come on line in future periods.
Losses on Natural Gas Collar Contracts:
     The Company’s fair value of derivative contracts was ($3,506,500) as of June 30, 2008 and $106,916 as of September 30, 2007, resulting in a loss of $4,391,316 (including $777,900 of realized losses) in the nine months ended June 30, 2008 compared to a gain of $588,181 for the nine months ended June 30, 2007. The Company made cash payments of $777,900 (realized losses) for the 2008 period and received cash payments of $141,600 (realized gains) in the 2007 period.

(10)

Lease Operating Expenses (LOE):
     LOE increased $2,355,543 or 90% in the 2008 period to $.90 per mcfe, as compared to $.64 per mcfe in the 2007 period. The per mcfe increase is due to sharp increases in charges for transportation, compression, dehydration, gathering systems and fuel gas related to treating natural gas produced and delivering it to market. The Company is experiencing these higher operating costs on wells located particularly in the southeast Oklahoma Woodford Shale and the western Oklahoma Dill City areas. LOE costs for other than the treating and delivery to market of natural gas produced increased approximately $554,000 in the 2008 period compared to the 2007 period, mostly a result of new wells put on production.
Production Taxes:
     Production taxes increased $667,001 or 38% in the 2008 period. The increase in production tax expense is the result of increased oil and gas sales as production taxes are largely paid as a percentage of oil and gas sales. Production taxes as a percentage of oil and gas sales for the 2008 period are 5.0% as compared to 6.6% for the 2007 period. This decrease is attributable to production tax credits of approximately $283,000 on horizontal wells drilled in the southeast Oklahoma Woodford Shale. The state of Oklahoma offers a refund on horizontally drilled wells of nearly all production taxes paid for the first four years of production or until well payout occurs, whichever comes first. The decrease also relates to the increasing number of Arkansas Fayetteville Shale wells coming on line as compared to a year ago which carry an extremely low production tax rate of only $.012 per mcf produced.
Exploration Costs:
     These costs decreased $546,364 in the 2008 period. This decrease is principally the result of one exploratory dry hole drilled in the 2007 period in the Mystic Bayou prospect in Louisiana. There were no dry holes in the 2008 period.
Depreciation, Depletion and Amortization (DD&A):
     DD&A increased $2,872,345 or 27% in the 2008 period. DD&A was $2.41 per mcfe in the 2008 period as compared to $2.58 per mcfe in the 2007 period. The overall increase is the result of increased production volumes in the 2008 period over the 2007 period. The decrease in the DD&A rate per mcfe is due to higher than normal DD&A per mcfe in 2007 as a result of downward reserve revisions on approximately fifty of the Company’s working interest wells resulting in significant additional DD&A charges on those wells totaling approximately $2,000,000.
Provision for Impairment:
     The provision for impairment decreased $1,642,194 in the 2008 period. In the 2008 period six fields were impaired $379,147 as compared to the 2007 period in which impairment on eight fields totaled $1,967,955. In the 2007 period approximately $1,300,000 of the impairment provision related to one field in western Oklahoma. Declining production caused lower reserve estimates which then resulted in significant impairment of the field. The 2007 period also included impairment of one New Mexico field of approximately $390,000.
General and Administrative Costs (G&A):
     G&A costs increased $935,775 or 31% in the 2008 period. The increase is primarily due to increased personnel costs of approximately $634,000, increased director fees of $91,000, increased stock exchange and other fees of approximately $61,000 and increased professional fees of approximately $59,000.
Income Taxes:
     The 2008 period provision for income taxes increased $4,203,707 due to increased income before provision for income taxes of $12,315,354. The effective tax rate was 33% for the 2008 period and 31% for the 2007 period. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate.
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

(11)

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
Oil and Gas Sales Revenue Accrual
     The Company does not operate any of its oil and gas properties. Drilling in the last two years has resulted in adding numerous wells with significantly larger interests, thus increasing the Company’s production and revenue. On many of these wells the most current available production data is gathered from the appropriate operators and oil and gas index prices local to each well are used to more accurately estimate the accrual of revenue on these wells. Timely obtaining production data on all other wells from the operators is not feasible; therefore, the Company utilizes past production receipts and estimated sales price information to estimate its accrual of revenue on all other wells each quarter. The oil and gas sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for oil and natural gas. These variables could lead to an over or under accrual of oil and gas sales at the end of any particular quarter. Based on past history, the Company’s estimated accrual has been materially accurate.
Income Taxes
     The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of the Company’s

(12)

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
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2007 production, a $.10 per mcf change in the price received for natural gas production would result in a corresponding $515,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $107,000 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the revolving credit facility which bears interest at an annual variable interest rate equal to the national prime rate minus from 1.375% to .750% or 30 day LIBOR plus from 1.375% to 2.000%. At June 30, 2008, the Company had $10,018,862 outstanding under this facility. Based on total debt outstanding at June 30, 2008 a .5% change in interest rates would result in a $50,100 annual change in pre-tax operating cash flow.
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

PANHANDLE OIL AND GAS INC.
August 6, 2008	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

August 6, 2008	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

(14)