Form 10-K
period 2008-09-30
PANHANDLE OIL & GAS INC
filed 2008-12-11
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008
Commission File Number: 001-31759
PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Grand Centre, Suite 300, 5400 North Grand Blvd., Oklahoma City, OK	73112

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number: (405) 948-1560
Securities registered under Section 12(b) of the Act:

CLASS A COMMON STOCK (VOTING)	NEW YORK STOCK EXCHANGE

(Title of Class)	(Name of each exchange on which registered)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the closing price of registrant’s common stock, at March 31, 2008, was $202,089,805. As of December 1, 2008, 8,300,128 shares of Class A Common stock were outstanding.
Documents Incorporated By Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement relating to the annual meeting of stockholders to be held on March 5, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

T A B L E   O F   C O N T E N T S

		Page
PART I

Item 1	Business	1-9

Item 1B	Unresolved Staff Comments	9

Item 2	Properties	9-16

Item 3	Legal Proceedings	16

Item 4	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5	Market for Registrants Common Equity and Related Stockholder Matters	17-18

Item 6	Selected Financial Data	19-20

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	29-30

Item 8	Financial Statements and Supplementary Data	31-55

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56

Item 9A	Controls and Procedures	56

PART III

Item 10-14	Incorporated by Reference to Proxy Statement

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8- K	57

Signature Page		58

Exhibit 21		59

Exhibit 31.1-31.2		60-61

Exhibit 32.1-32.2		62-63
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Certain defined terms as used in this report: “SEC” means the United States Securities and Exchange Commission; “Bbl” means barrel; “Bcf” means billion cubic feet; “Mcf” means thousand cubic feet; “Mcfd” means thousand cubic feet per day; “Mcfe” means natural gas stated on an Mcf basis and crude oil converted to a thousand cubic feet of natural gas equivalent by using the ratio of one Bbl of crude oil to six Mcf of natural gas; “CO2” means carbon dioxide; “PV-10” means estimated pretax present value of future net revenues discounted at 10% using SEC rules; “gross” wells or acres are the wells or acres in which the Company has a working interest; and “net” wells or acres are determined by multiplying gross wells or acres by the Company’s net revenue interest in such wells or acres. References to years 2004-2008 refer to the Company’s fiscal years ended September 30 each year. “Minerals”, “mineral acres” or “mineral interests” refers to fee mineral acreage owned in perpetuity by the Company. “Working Interest” refers to well interests in which the Company pays a share of the costs to drill, complete and operate a well and receives a proportionate share of production. “Royalty Interest” refers to well interests in which the Company does not pay a share of the costs to drill, complete and operate a well, but receives a much smaller proportionate share (as compared to a working interest) of production.

PART I
ITEM 1 BUSINESS
GENERAL
     Panhandle Oil and Gas Inc. (“Panhandle” or the “Company”) is an Oklahoma corporation organized in 1926 as Panhandle Cooperative Royalty Company. In 1979, Panhandle Cooperative Royalty Company was merged into Panhandle Royalty Company. In April, 2007, Panhandle Royalty Company changed its name to Panhandle Oil and Gas Inc. Panhandle’s original authorized and registered stock consisted of 100,000 shares of $1.00 par value Class A Common Stock. In 1982, the Company split the stock on a 10-for-1 basis resulting in 1,000,000 shares of authorized Class A Common Stock. In May 1999, the Company’s shareholders voted to increase the authorized Class A Common Stock to 6,000,000 shares and to split the shares on a three-for-one basis. In addition, voting rights for the shares were changed from one vote per shareholder to one vote per share. In February 2004, the Company’s shareholders voted to increase the authorized Class A Common Stock to 12,000,000 shares and to split the shares on a two-for-one basis. In January 2006, the Class A Common Stock was again split on a two-for-one basis. In March 2007, the Company’s shareholders voted to increase the authorized Class A Common Stock to the current 24,000,000 shares.
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
     In October, 2001, Panhandle acquired Wood Oil Company (“Wood”) of Tulsa, Oklahoma. Wood was a privately held company engaged in oil and gas exploration and production and fee mineral ownership. Wood and its shareholders were unrelated parties to Panhandle. Wood is currently operating as a wholly-owned subsidiary of Panhandle.
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
BUSINESS STRATEGY
     The majority of Panhandle’s revenues are derived from the production and sale of oil and natural gas. See Item 8 — “Financial Statements”. The Company’s oil and gas holdings, including its mineral

(1)

acreage, leasehold acreage and working and royalty interests in producing wells are mainly in Oklahoma with other significant holdings in Arkansas, Kansas, New Mexico and Texas. See Item 2 - “Description of Properties”. Exploration and development of the Company’s oil and gas properties are conducted in association with operating oil and gas companies, primarily larger independent companies. The Company does not operate any of its oil and gas properties, but has been an active working interest participant for many years in wells drilled on the Company’s mineral properties and on third party drilling prospects. A significant percentage of the Company’s recent drilling participations have been on properties in which the Company has mineral acreage and, in many cases, already owns an interest in a producing well in the unit.
PRINCIPAL PRODUCTS AND MARKETS
     The Company’s principal products are natural gas and to a lesser extent crude oil. These products are sold to various purchasers, including pipeline and marketing companies, which service the areas where the Company’s producing wells are located. Since the Company does not operate any of the properties in which it owns an interest, it relies on the operating expertise of numerous companies that operate in the areas where the Company owns interests. This expertise includes the drilling and completion of new wells, producing well operations and, in most cases, the marketing or purchasing of the well’s production. Natural gas sales are principally handled by the well operator and are normally contracted on a monthly basis with third party gas marketers and pipeline companies. Payment for gas sold is received by the Company either from the contracted purchasers or the well operator. Crude oil sales are generally handled by the well operator and payment for oil sold is received by the Company from the well operator or from the crude oil purchaser.
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
     Beginning in calendar 2007, the Company entered into hedging arrangements to reduce the Company’s exposure to short-term fluctuations in the price of natural gas. The hedging arrangements apply to only a portion of the Company’s production and provide only partial price protection against declines in natural gas prices. These hedging arrangements may expose the Company to risk of financial loss and limit the benefit of future increases in natural gas prices. A more thorough discussion of the hedging arrangements is contained in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.
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
     The Company does not operate any of the wells in which it has an interest; rather it relies on companies with greater resources, staff, equipment, research, and experience for operation of wells both in the drilling and production phases. The Company uses its strong financial base and its mineral and

(2)

leasehold acreage ownership, coupled with its own geologic and economic evaluations, to participate in drilling operations with these larger companies. This method allows the Company to effectively compete in drilling operations it could not undertake on its own due to financial and personnel limits and allows it to maintain low overhead costs.
SOURCES AND AVAILABILITY OF RAW MATERIALS
     The existence of commercial quantities of oil and gas reserves is essential to the ultimate realization of value from the Company’s mineral and leasehold acreage. These mineral properties and leasehold acreage may be considered a raw material to its business. The production and sale of oil and natural gas from the Company’s properties is essential to provide the cash flow necessary to sustain the ongoing viability of the Company. The Company reinvests a portion of its cash flow to purchase oil and gas leasehold acreage and, to a lesser extent, additional mineral acreage, to assure the continued availability of acreage with which to participate in exploration, drilling, and development operations and subsequently the production and sale of oil and gas. This participation in exploration and production activities and purchase of additional acreage is necessary to continue to supply the Company with the raw materials with which to generate additional cash flow. Mineral and leasehold purchases are made from many owners, and the Company does not rely on any particular companies or individuals for these acquisitions.
MAJOR CUSTOMERS
     The Company’s oil and gas production is sold, in most cases, by the well operators to many different purchasers on a well-by-well basis. During fiscal 2008, sales through three separate operators accounted for approximately 17%, 16% and 12%, respectively, of the Company’s total oil and gas sales. Generally, if one purchaser declines to continue purchasing the Company’s oil and natural gas, several other purchasers can be located. Pricing is generally consistent from purchaser to purchaser.
PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND ROYALTY AGREEMENTS
     The Company does not own any patents, trademarks, licenses or franchises. Royalty agreements on producing oil and gas wells stemming from the Company’s ownership of mineral acreage generate a portion of the Company’s revenues. These royalties are tied to ownership of mineral acreage and this ownership is perpetual, unless sold by the Company. Royalties are due and payable to the Company whenever oil and/or gas is produced from wells located on the Company’s mineral acreage.
REGULATION
     All of the Company’s well interests and non-producing properties are located onshore in the United States. Oil and gas production is subject to various taxes, such as gross production taxes and, in some cases, ad valorem taxes.
     The State of Oklahoma and other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other regulations relating to the exploration and production of oil and gas. These states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties and the regulation of spacing, plugging and abandonment of wells. As previously discussed, the well operators are relied upon by the Company to comply with governmental regulations.
     Various aspects of the Company’s oil and gas operations are regulated by agencies of the federal government. Transportation of natural gas in interstate commerce is generally regulated by the Federal Energy Regulatory Commission (“FERC”) pursuant to the Natural Gas Act of 1938 and the Natural Gas

(3)

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
     More recently, FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are: (1) permitting the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline’s demonstration of lack of market control in the relevant service market.
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

(4)

ENVIRONMENTAL MATTERS
     As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Compliance with these laws may necessitate significant capital outlays; however, to date the Company’s cost of compliance has been insignificant. The Company does not believe the existence of these environmental laws will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances of future events. Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by the well operators, with Panhandle being responsible for its proportionate share of the costs involved. As such, to its knowledge, the Company believes the well operators to be in compliance with existing regulations and that absent an extraordinary event any noncompliance will not have a material adverse effect on the Company. Although the Company is not fully insured against all environmental risks, insurance is maintained which is customary in the industry.
EMPLOYEES
     At September 30, 2008, Panhandle employed 18 persons on a full-time basis. Three of the employees are executive officers and the President and CEO is also a director of the Company.
RISK FACTORS
     Economic conditions worldwide and in the United States have declined in recent months having a negative effect on demand for and the price of oil and natural gas, drilling activity to explore for new reserves and availability of capital through either debt or equity markets.
     Further negative effects of the current economic downturn could be decline of reserves due to curtailed drilling activity, the risk of insolvency of well operators and oil and natural gas purchasers, limited availability of certain insurance contracts and limited access to hedging instruments.
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
     Oil and natural gas prices have historically been, and will likely continue to be, volatile. The prices for oil and natural gas are subject to wide fluctuation in response to a number of factors, including:
•	worldwide economic conditions;

•	economic, political and regulatory developments;

•	market uncertainty;

•	relatively minor changes in the supply of and demand for oil and natural gas; weather conditions;

•	import prices;

•	political conditions in major oil producing regions, especially the Middle East and West Africa;

(5)

•	actions taken by OPEC; and

•	competition from alternative sources of energy.
     In recent years and months, oil and natural gas price volatility has become increasingly severe. Price volatility makes it difficult to budget and project the return on exploration and development projects and to estimate with precision the value of producing properties that are owned or acquired. In addition, unusually volatile prices often disrupt the market for oil and natural gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties. Quarterly results of operations may fluctuate significantly as a result of, among other things, variations in oil and natural gas prices and production performance.
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
The Company’s hedging activities may reduce the realized prices received for oil and natural gas sales.
     In order to manage exposure to price volatility in our natural gas, we enter into natural gas price risk management arrangements (costless collars) for a portion of our expected production. Commodity price hedging may limit the prices we actually realize and therefore reduce oil and natural gas revenues in the future. The fair value of our natural gas derivative instruments outstanding as of September 30, 2008 was an asset of $646,193.
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

(6)

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
   It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels, and operating and development costs. In estimating our level of oil and natural gas reserves, we and our consulting petroleum engineering firm make certain assumptions that may prove to be incorrect, including assumptions relating to the level of oil and natural gas prices, future production levels, capital expenditures, operating and development costs, the effects of regulation and availability of funds. If these assumptions prove to be incorrect, our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.
   Our standardized measure is calculated using prices and costs in effect as of the date of estimation, less future development, production and income tax expenses, and discounted at ten percent per annum to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.
   The reserve estimates we make for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures.
   The standardized measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil and natural gas reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate.
   The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the ten percent discount factor we use when calculating discounted future net cash flows in compliance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 69, “Disclosures about Oil and Gas Producing Activities”, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
Failure to find or acquire additional reserves will cause reserves and production to decline materially from their current levels.
     The rate of production from oil and natural gas properties generally declines as reserves are depleted. The Company’s proved reserves will decline materially as reserves are produced except to the extent that the Company acquires additional properties containing proved reserves, conducts successful exploration and development drilling, successfully applies new technologies or identifies additional behind-pipe zones or secondary recovery reserves. Future oil and natural gas production is therefore highly dependent upon the level of success in acquiring or finding additional reserves. The above activities are conducted with well operators, as the Company does not operate any of its wells.

(7)

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
     The ultimate cost of drilling, completing and operating a well is controlled by well operators and cost factors can adversely affect the economics of any project. Further drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, environmental and other governmental requirements, the cost and availability of drilling rigs, equipment and services and potentially the expected sales price to be received for oil or gas produced from the wells.
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
     The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. There have also been shortages of drilling rigs and other equipment, as demand for rigs and equipment increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. These shortages or price increases could adversely affect the Company’s profit

(8)

margin, cash flow and operating results, or restrict its ability to drill wells and conduct ordinary operations.
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
     Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil companies. These companies are able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to develop and exploit our oil and natural gas properties and to acquire additional properties in the future will depend upon our ability to successfully join in drilling with operators, evaluate and select suitable properties and consummate transactions in this highly competitive environment.
ITEM 1B UNRESOLVED STAFF COMMENTS
     None
ITEM 2 PROPERTIES
     At September 30, 2008, Panhandle’s principal properties consisted of perpetual ownership of 254,661 net mineral acres, held principally in tracts in Oklahoma, New Mexico, Texas and nine other states. The Company also held leases on 21,458 net acres of minerals primarily in Oklahoma. At September 30, 2008, Panhandle held royalty and/or working interests in 4,593 producing oil or gas wells, and 74 wells in the process of being drilled or completed.
     The Company does not have current abstracts or title opinions on all of its mineral properties and, therefore, cannot be certain that it has unencumbered title to all of these properties. In recent years, few challenges have been made against the Company’s fee title to its properties.
     The Company pays ad valorem taxes on minerals owned in certain states.
ACREAGE
     Mineral Interests Owned
     The following table of mineral interests owned reflects, at September 30, 2008, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased).

(9)

					Net	Gross
			Net	Gross	Acres	Acres	Net	Gross
			Acres	Acres	Leased	Leased	Acres	Acres
	Net	Gross	Producing	Producing	to Others	to Others	Open	Open
State	Acres	Acres	(1)	(1)	(2)	(2)	(3)	(3)

Arkansas	10,030	45,034	2,216	7,498	7,649	37,063	165	473
Colorado	8,326	39,299	109	219			8,217	39,080
Florida	5,589	12,239					5,589	12,239
Kansas	3,082	11,816	152	1,280			2,930	10,536
Montana	1,007	17,947			11	1,599	996	16,348
North Dakota	11,179	64,286					11,179	64,286
New Mexico	57,396	174,460	1,352	7,125	380	480	55,664	166,855
Oklahoma	113,004	939,456	34,870	280,333	1,850	18,832	76,284	640,291
South Dakota	1,825	9,300					1,825	9,300
Texas	43,179	361,445	7,268	68,795	358	4,717	35,553	287,933
OTHER	44	279					44	279

Total:	254,661	1,675,561	45,967	365,250	10,248	62,691	198,446	1,247,620

(1)	“Producing” represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.

(2)	“Leased” represents the mineral acres owned by Panhandle that are leased to third parties but not producing.

(3)	“Open” represents mineral acres owned by Panhandle that are not leased or in production.
     Leases
     The following table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production.

						Net Acres
	Net					Held by
State	Acres	Net Lease Acres Expiring				Production
		2009	2010	2011	2012
Kansas	2,117					2,117
Oklahoma	17,457	314	1,836	1,884	25	13,397
Texas	483	12	32			439
Other	1,401	29				1,373

TOTAL	21,458	355	1,868	1,884	25	17,326

PROVED RESERVES
     The following table summarizes estimates of proved reserves of oil and gas held by Panhandle. All reserves are located within the United States and are principally made up of small interests in approximately 4,600 individual wells. Because the Company’s non-producing mineral and leasehold interests consist of various small interests in numerous tracts located primarily in Oklahoma, New Mexico and Texas and because the Company is a non-operator and must rely on third parties to propose and drill and operate producing wells, it is not feasible or possible to provide estimates of all proved undeveloped reserves and associated future net revenues. The Company is currently providing proved undeveloped reserve estimates for wells that it has a substantial reason to believe will be drilled in the very near term. In most cases, this means the Company has received some type of notice from the operator that a well will be drilled. All of the Company’s reserve quantity estimates for 2008, 2007 and 2006 were prepared by the Company’s consulting petroleum engineering firm. Other than this report, the Company’s reserve estimates are not filed with any other federal agency.

(10)

	Barrels of Oil	Mcf of Gas
Proved Developed Reserves
September 30, 2008	895,430	35,970,450
September 30, 2007	754,866	31,016,304
September 30, 2006	566,110	25,322,756

Proved Undeveloped Reserves
September 30, 2008	94,530	12,180,220
September 30, 2007	67,958	5,989,487
September 30, 2006	9,081	5,547,083

Total Proved Reserves
September 30, 2008	989,960	48,150,670
September 30, 2007	822,824	37,005,791
September 30, 2006	575,191	30,869,839
     These reserves exclude approximately 1.6 to 2.8 Bcf of CO2 gas reserves for the years presented.
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
ESTIMATED FUTURE NET CASH FLOWS
     Set forth below are estimated future net cash flows with respect to Panhandle’s proved reserves (based on the estimated units set forth in the immediately preceding table) for the fiscal year indicated, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by the rules and regulations of the SEC. Estimated future net cash flows have been computed by applying current prices at September 30 of each year to future production of proved reserves less estimated future expenditures to be incurred with respect to the development and production of such reserves. This pricing is based on SEC regulations. No federal or state income taxes are included in estimated costs. However, the amounts are net of operating costs and production taxes levied by the respective states. Prices used for determining future cash flows from oil and natural gas as of September 30, 2008, 2007, 2006 were as follows: 2008 - $97.74/Bbl, $4.51/Mcf; 2007 — $78.93/Bbl, $5.50/Mcf; 2006 — $60.50/Bbl, $3.49/Mcf. These future net cash flows should not be construed as the fair market value of the Company’s reserves. A market value determination would need to include many additional factors, including anticipated oil and gas price and production cost increases or decreases.

(11)

Estimated Future Net Cash Flows

	9-30-08	9-30-07	9-30-06
Proved Developed	$182,996,389	$173,797,222	$93,565,124
Proved Undeveloped	31,863,340	23,046,080	10,734,504
Income Tax Expense	67,278,008	60,887,878	24,394,272

Total Proved	$147,581,721	$135,955,424	$79,905,356

10% Discounted Present Value of Estimated Future Net Cash Flows

	9-30-08	9-30-07	9-30-06
Proved Developed	$104,840,854	$102,583,540	$62,007,929
Proved Undeveloped	15,068,040	13,178,660	5,716,092
Income Tax Expense	41,896,610	39,068,713	16,532,454

Total Proved	$78,012,284	$76,693,487	$51,191,567

     The future net cash flows are net of immaterial amounts of future cash flow to be received from CO2 reserves.
OIL AND GAS PRODUCTION
     The following table sets forth the Company’s net production of oil and gas for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
	9-30-08	9-30-07	9-30-06
Bbls — Oil	132,402	107,344	97,139
Mcf — Gas	6,928,038	5,147,343	4,299,142
Mcfe	7,722,450	5,791,407	4,881,976
     Gas production includes 193,408, 175,175 and 192,957 Mcf of CO2 sold at average prices of $.86, $.61 and $.65 per Mcf for the years ended September 30, 2008, 2007 and 2006, respectively.
AVERAGE SALES PRICES AND PRODUCTION COSTS
     The following table sets forth unit price and cost data for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
	9-30-08	9-30-07	9-30-06
Average Sales Price
Per Bbl, Oil	$103.91	$62.81	$63.44
Per Mcf, Gas	$7.98	$5.97	$6.94
Per Mcfe	$8.94	$6.47	$7.38

Average Production (lifting costs)
(Per Mcfe of Gas)
(1)	$0.86	$0.63	$0.63
(2)	0.44	0.42	0.45

	$1.30	$1.05	$1.08

(12)

(1)	Includes actual well operating costs, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.

(2)	Includes production taxes only.
     Approximately 25% of the Company’s oil and gas revenue is generated from royalty interests in approximately 4,200 wells. Royalty interests bear no share of the operating costs on those producing wells.
GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES
     The following table sets forth Panhandle’s gross and net productive oil and gas wells as of September 30, 2008. Panhandle owns fractional royalty interests or fractional working interests in these wells. The Company does not operate any wells.

	Gross Wells	Net Wells
Oil	958	19.79
Gas	3,635	85.50

Total	4,593	105.29

     Information on multiple completions is not available from Panhandle’s records, but the number of such is not believed to be significant.
     As of September 30, 2008, Panhandle owned 365,250 gross developed mineral acres and 45,967 net developed mineral acres. Panhandle has also leased from others 154,982 gross developed acres, which contain 17,326 net developed acres.
UNDEVELOPED ACREAGE
     As of September 30, 2008, Panhandle owned 1,310,311 gross and 208,694 net undeveloped mineral acres, and leases on 31,316 gross and 4,132 net acres.
DRILLING ACTIVITY
     The following net productive development and exploratory wells and net dry development and exploratory wells in which the Company had a fractional royalty or working interest were drilled and completed during the fiscal years indicated. Also shown are the net wells purchased during these periods.

(13)

	Net Productive Wells	Net Dry Wells
Development Wells

Fiscal year ended September 30, 2006	5.477069	0.139168

Fiscal year ended September 30, 2007	6.215883	0.025393

Fiscal year ended September 30, 2008	8.120236	0.067177

Exploratory Wells

Fiscal year ended September 30, 2006	0.747225	0.159593

Fiscal year ended September 30, 2007	1.539561	0.137873

Fiscal year ended September 30, 2008	0.985659	0.083333

Purchased Wells

Fiscal year ended September 30, 2006	— 0 —	— 0 —

Fiscal year ended September 30, 2007	— 0 —	— 0 —

Fiscal year ended September 30, 2008	— 0 —	— 0 —
PRESENT ACTIVITIES
     The following table sets forth the gross and net oil and gas wells drilling or testing as of September 30, 2008, in which Panhandle owns a royalty or working interest. These wells were not yet producing at September 30, 2008.

	Gross Wells	Net Wells
Oil	3	0.02719
Gas	71	5.15100
OTHER FACILITIES
     The Company leases 12,369 square feet of office space in Oklahoma City, OK. The lease obligation ends in fiscal 2012.
SAFE HARBOR STATEMENT
     This report, including information included in, or incorporated by reference from, future filings by the Company with the SEC, as well as information contained in written material, press releases and oral statements, contain, or may contain, certain statements that are “forward-looking statements” within

(14)

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
     In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made, the following discussion outlines certain factors that in the future could cause consolidated results for 2009 and beyond to differ materially from those that may be presented in any such forward-looking statement made by or on behalf of the Company.
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

(15)

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
     In addition, the 10% discount factor used in calculating discounted future net cash flows for reporting purposes is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and the risks associated with operations of the oil and natural gas industry in general.
ITEM 3 LEGAL PROCEEDINGS
     There were no material legal proceedings involving Panhandle or Wood Oil as of the date of this report.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Panhandle’s security holders during the fourth quarter of the fiscal year ended September 30, 2008.

(16)

PART II
ITEM 5 MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The above graph compares the cumulative 5-year total return provided shareholders on Panhandle Oil and Gas Inc.’s common stock relative to the cumulative total returns of the S&P Smallcap 600 index and the S&P Oil & Gas Exploration & Production index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2003 and its relative performance is tracked through September 30, 2008.
     On July 22, 2008, the Company’s Class A Common Stock (“Common Stock”) was listed on the New York Stock Exchange (symbol PHX) and, prior to that, it was listed on the American Stock Exchange under the same symbol. The following table sets forth the high and low trade prices of the Common Stock during the periods indicated:

Quarter Ended	High	Low
December 31, 2006	$19.75	$17.25
March 31, 2007	$20.68	$17.80
June 30, 2007	$28.80	$19.70
September 30, 2007	$28.60	$20.18
December 31, 2007	$28.41	$23.75
March 31, 2008	$31.69	$24.75
June 30, 2008	$39.90	$27.25
September 30, 2008	$39.98	$23.91

(17)

     As of December 1, 2008, there were 1,798 holders of record of Panhandle’s Class A Common Stock and approximately 3,000 beneficial owners.
     During the past two years, cash dividends have been declared and paid as follows on the Class A Common Stock:

Date	Rate Per Share
December 2006	$0.04
March 2007	$0.07
June 2007	$0.07
September 2007	$0.07
December 2007	$0.07
March 2008	$0.07
June 2008	$0.07
September 2008	$0.07
     While the Company expects to continue to pay dividends on its common stock, the payment of future cash dividends will depend upon, among other things, financial condition, funds from operations, the level of capital and development expenditures, future business prospects, contractual restrictions and any other factors considered relevant by the board of directors.
     The Company’s current line of credit loan agreement also contains a provision limiting the paying or declaring of a cash dividend to twenty percent of net cash flow provided by operating activities from the Consolidated Statement of Cash Flows of the preceding twelve-month period. See Note 4. to the consolidated financial statements contained herein at Item 8 — “Financial Statements”, for a further discussion of the loan agreement.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
6/1 - 6/30/08	54,514	$35.88	54,514	$44,239
7/1 - 7/31/08	1,300	$33.44	1,300	$3,000,772
8/1 - 8/31/08	61,000	$37.51	61,000	$712,722
9/1 - 9/30/08	22,200	$32.06	22,200	$0
     On May 28, 2008 and July 29, 2008 the Company announced that its Board of Directors had approved stock repurchase programs to purchase up to $2,000,000 and $3,000,000 (respectively) of the Company’s common stock. The shares are held in treasury and are accounted for using the cost method. As of September 30, 2008, 7,640 treasury shares were contributed to the Company’s ESOP on behalf of the ESOP participants.

(18)

ITEM 6 SELECTED FINANCIAL DATA
     The following table summarizes consolidated financial data of the Company and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere in this report.

	Year Ended September 30,
	2008	2007	2006	2005	2004
Revenues
Oil and gas sales	$69,026,785	$37,449,174	$36,008,527	$30,242,210	$23,578,615
Lease bonuses and rentals	167,559	208,625	410,984	2,214,992	115,938
Interest and other	(75,223)	1,471,112	1,066,169	1,140,973	912,056

	69,119,121	39,128,911	37,485,680	33,598,175	24,606,609

Costs and Expenses
Lease oper. exp and prod. taxes	10,055,762	6,057,456	5,262,834	4,802,595	4,098,124
Exploration costs (A)	455,943	1,050,069	222,892	784,741	236,939
Depr. depl. and amortization	19,784,660	15,291,625	10,142,367	7,506,571	6,115,500
Provision for impairment	526,380	3,761,832	3,009,953	232,295	841,687
Loss on sales of assets	204,189	254,395	119,282	291,452	—
Gen. and administrative	5,006,512	3,877,492	3,335,899	4,545,208	3,033,437
Bad debt expense	591,258	—	—	—	—
Interest expense	44,346	133,578	232,234	359,527	488,097

	36,669,050	30,426,447	22,325,461	18,522,389	14,813,784

Income before provision for income taxes	32,450,071	8,702,464	15,160,219	15,075,786	9,792,825
Provision for income taxes	10,894,302	2,359,000	4,586,000	4,591,000	3,063,000

Net income	$21,555,769	$6,343,464	$10,574,219	$10,484,786	$6,729,825

Basic Earnings per share	$2.54	$0.75	$1.25	$1.25	$0.80
Diluted Earnings per share	$2.54	$0.75	$1.25	$1.24	$0.80
Dividends Declared per share	$0.28	$0.25	$0.185	$0.125	$0.09

Weighted Average Shares Outstanding (B)
Basic	8,492,378	8,499,233	8,479,406	8,390,280	8,357,566
Diluted	8,492,378	8,499,233	8,479,406	8,450,238	8,457,602

Net cash provided by (used in):
Operating activities	$39,924,719	$28,106,500	$23,470,145	$17,909,249	$15,583,362
Investing activities	$(37,706,995)	$(26,940,679)	$(21,118,606)	$(10,514,096)	$(10,631,869)
Financing activities	$(2,311,376)	$(610,814)	$(3,556,019)	$(6,398,663)	$(4,902,156)

Total assets	$122,007,183	$78,539,797	$70,949,242	$61,241,692	$54,186,362
Long-term debt	$9,704,100	$4,661,471	$1,166,649	$3,166,653	$8,516,657
Shareholders’ equity	$68,348,901	$53,681,371	$49,065,697	$38,635,350	$28,700,515
All share and per share amounts are adjusted for the effects of 2-for-1 stock splits, effective in January 2006 and in April 2004.

(A)	The Company uses the successful efforts method of accounting for its oil and gas activities.

(19)

(B)	Weighted average shares outstanding for basic and diluted earnings per share are the same in fiscal year 2008, 2007 and 2006 due to the October 2005 amendment to the Deferred Compensation Plan for Non-Employee Directors.
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
     General
     The Company’s principal line of business is the production and sale of oil and natural gas. Results of operations are dependent upon the quantity of production and the price obtained for such production. Prices received by the Company for the sale of its oil and natural gas have fluctuated significantly from period to period. These fluctuations affect the Company’s ability to maintain or increase its production from existing oil and gas properties and to explore, develop or acquire new properties. As the Company is a non-operator it relies on operating companies to drill, complete and place on production new wells. The Company anticipates increased production for fiscal year 2009 as 63 working interest wells were drilling or testing as of September 30, 2008 with production from these wells expected to begin in fiscal 2009. The Company owned an average 8% working interest in these wells with working interests ranging from less than 1% to 42.8%. Although capital expenditures increased significantly in fiscal years 2008 and 2007, the announcement of capital expenditure cutbacks by many operating companies may reduce the Company’s capital expenditures in fiscal year 2009. Therefore, the Company currently anticipates a modest decrease in capital expenditures for fiscal year 2009 as compared to fiscal year 2008. This potentially could reduce production in future years as the number of new wells coming on line would not continue to increase.
     The following table reflects certain operating data for the periods presented:

	For the Year Ended September 30,
		Percent		Percent
	2008	Incr. or (Decr.)	2007	Incr. or (Decr.)	2006

Production:
Oil (Bbls)	132,402	23%	107,344	11%	97,139
Gas (Mcf)	6,928,038	35%	5,147,343	20%	4,299,142
Mcfe	7,722,450	33%	5,791,407	19%	4,881,976
Average Sales Price:
Oil (per Bbl)	$103.91	65%	$62.81	(1%)	$63.44
Gas (per Mcf)	$7.98	34%	$5.97	(14%)	$6.94
Mcfe	$8.94	38%	$6.47	(12%)	$7.38
     Fiscal Year 2008 Compared to Fiscal Year 2007
     Overview
     The Company recorded net income of $21,555,769 in 2008, compared to net income of $6,343,464 in 2007. Total revenues were significantly higher in 2008 as a result of increases in both oil and natural gas production and prices in 2008 as compared to 2007. The increase in revenue was partially offset by increases in 2008 as compared to 2007 in the following expense categories: lease operating expense; production taxes; depreciation, depletion and amortization; general and administrative

(20)

expense; and provision for income taxes. Provision for impairment experienced a significant decrease in 2008 as compared to 2007.
     Revenues
     Total revenues increased $29,990,210 or 77% for 2008 as compared to 2007. The increase was the result of a $31,577,611 increase in oil and natural gas sales, partially offset by losses related to natural gas collar contracts of $1,706,139, which is the result of high natural gas prices from March, 2008 through July, 2008 which exceeded the ceilings of the natural gas collar contracts. Oil and natural gas sales increases were due to an overall 33% increase in mcfe production, a 65% increase in oil prices and a 34% increase in natural gas prices. Fiscal 2008 capital expenditures, net wells drilled and completed and, accordingly, oil and natural gas production increased, as compared to fiscal 2007. The major areas in which new wells significant to the Company have been drilled and completed are the Woodford Shale in southeast Oklahoma, the Fayetteville Shale in Arkansas and the Dill City and Yellowstone Southeast prospects in western Oklahoma. The Company plans to continue to maximize its working interest participation on most wells to be drilled during fiscal 2009; although, the Company’s total number of wells to be drilled in fiscal 2009 in which it has a working interest is expected to decline. The result expected is a flat to modest increase in oil and natural gas production for fiscal 2009 as compared to fiscal 2008.
     Production by quarter for 2008 was as follows:

First quarter	1,831,206	mcfe
Second quarter	1,727,757	mcfe
Third quarter	1,979,904	mcfe
Fourth quarter	2,183,583	mcfe

Total	7,722,450	mcfe

     (Losses) Gains on Natural Gas Collar Contracts
     Realized and unrealized gains and losses are scheduled below:

(Losses) gains on	Fiscal year
derivative contracts	2008	2007
Realized	$(1,480,100)	$658,400
Unrealized	539,277	106,916

Total	$(940,823)	$765,316

     The Company made payments of $1,480,100 under the contracts in 2008 as compared to receiving cash payments of $658,400 in 2007. The Company’s fair value of derivative contracts was an asset of $646,193 as of September 30, 2008 as compared to an asset of $106,916 as of September 30, 2007.
     Lease Operating Expenses and Production Taxes (LOE)
     LOE increased $2,961,627 or 81% in 2008. LOE costs per mcfe of production increased from $.63 in 2007 to $.86 in 2008. This $.23 per mcfe increase is the result of significant increases in costs related to the transporting, compressing and marketing of natural gas. These increases account for approximately $1.9 million of the overall LOE increase and have been experienced primarily in the Woodford Shale area in southeast Oklahoma and the Dill City prospect in western Oklahoma. The remaining LOE increase of approximately $1.1 million is the result of the increased number of net wells

(21)

owned that began producing in 2008 (new wells generally experience higher operating costs during the first year of production) combined with continued increases in costs of field personnel, fuel and materials on wells existing prior to 2008.
     Production taxes increased $1,036,679 or 43% in 2008. The increase is primarily the result of significantly higher oil and natural gas sales in 2008, as production taxes are paid as a percentage of sales. The increase is not proportional to the sales increase due to new wells coming on line in Arkansas which has a low production tax rate and production tax credits that the Company is entitled to on production from horizontally drilled wells in Oklahoma (primarily from the Woodford Shale area in southeast Oklahoma). These production tax credits totaled approximately $467,000 in 2008.
     Exploration Costs
     Exploration costs decreased $594,126 in 2008 as compared to 2007. This decrease is the result of a $467,868 exploratory dry hole drilled in 2007 in Louisiana. No exploratory dry holes were drilled in 2008. Since the Company utilizes the successful efforts method of accounting for oil and natural gas operations, only exploratory dry holes result in their costs being charged to exploration costs. Charges to exploration costs for expired or abandoned leasehold costs also decreased approximately $101,000 in 2008 as compared to 2007.
     Depreciation, Depletion and Amortization (DD&A)
     DD&A increased $4,493,035 or 29% in 2008 to $2.56 per mcfe as compared to $2.64 per mcfe in 2007. The overall increase is the result of increased production volumes in 2008 as compared to 2007. The decrease in the DD&A rate per mcfe is the result of higher than normal DD&A per mcfe in 2007 resulting from downward reserve revisions on approximately fifty of the Company’s working interest wells. Additional DD&A charges on those wells totaled approximately $2 million.
     Provision for Impairment
     The provision for impairment decreased $3,235,452 in 2008 as compared to 2007. Seven fields were impaired $514,180 in 2008 as compared to eight fields which were impaired $3,397,087 in 2007. In 2008 approximately $309,000 of impairment was on one field in western Oklahoma. In 2007 approximately $2 million of the impairment was on one field in western Oklahoma (unexpected declining production resulted in lower reserve estimates), approximately $476,000 was on one field in west Texas and approximately $390,000 was on one field in New Mexico.
     Loss on Sale of Assets
     Loss on sale of assets decreased $50,206 in 2008 as compared to 2007. Two low performing wells in western Oklahoma were sold in 2008 at a loss of $203,107. In 2007 several low performing wells in southeast Oklahoma were sold at a loss of $221,998.
     General and Administrative Costs (G&A)
     G&A costs increased $1,129,020 or 29% in 2008. The increase is principally the result of increased personnel costs of $749,110, increased professional fees of $149,303 and increased directors’ expenses of $89,985.
     Bad Debt Expense
     Bad debt expense increased $591,258 in 2008 as compared to 2007. On July 22, 2008

(22)

SemGroup, L.P. and certain subsidiaries (SemGroup) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code. All of the 2008 bad debt expense of $591,258 represents the total amount owed the Company directly and indirectly, through the operators of the affected wells where SemGroup was the purchaser of oil. No bad debt expense was recorded in 2007.
     Provision for Income Taxes
     Provision for income taxes increased $8,535,302 in 2008 as compared to 2007 as a result of income before provision for income taxes increasing by $23,747,607. The Company utilizes excess percentage depletion to reduce its effective tax rate from the federal statutory rate. The effective tax rate was 33.6% for 2008 and 27.1% for 2007.
     Liquidity and Capital Resources
     At September 30, 2008, the Company had positive working capital of $4,599,004 as compared to $7,191,111 at September 30, 2007. Items with positive effects on working capital include an increase in oil and gas sales receivables, net of allowance for uncollectible accounts of $9,079,878, an increase in the fair value of derivative contracts of $539,277 and an increase in refundable income taxes and other of $2,267,114. Items that had a negative effect include an increase in accounts payable of $14,124,310 and an increase in accrued liabilities of $260,414. Oil and gas sales receivable increased as a result of increased revenue. The fair value of derivative contracts increased as a result of an increase in the variance between natural gas prices and contract floors. The increase in refundable income taxes and other is the result of federal income tax estimated payments made in fiscal 2008 in excess of the actual current income tax liability for 2008. The accounts payable increase is the result of continued increases in the Company’s working interest participation in new wells drilled and an increase in the number of wells drilled. As of September 30, 2008, the Company had working interests in 63 wells that were drilling or testing. The Company’s average working interest in these wells was approximately 8% and the accounts payable for these wells as of September 30, 2008 was approximately $11.2 million. Capital expenditures increased significantly in 2008, but are currently anticipated to slightly decrease for fiscal 2009. The Company will continue its strategy of increased working interest participation in new wells drilled but capital expenditure reductions by operating companies may substantially reduce our expenditure level resulting in fewer new net wells drilled.
     Cash flows from operating activities increased 42% over last year primarily due to higher oil and gas sales, net of lease operating expenses and production taxes. Additions to properties and equipment for oil and gas activities for 2008 were $52,812,138 compared to $28,112,522 for 2007. Management currently expects additions to properties and equipment for oil and gas activities in fiscal year 2009 to decrease as compared to fiscal 2008. These expenditures will continue to be concentrated in the southeast Oklahoma Woodford Shale area, the Fayetteville Shale area in Arkansas and the Dill City prospect and other areas in western Oklahoma. Any acquisition of oil and gas properties would further increase additions to properties and equipment. As the Company does not operate any of the wells in which it participates, it is difficult to predict which or how many wells will actually be drilled in fiscal 2009 and a significant reduction in drilling by operating companies may substantially reduce the Company’s planned expenditure level.
     The Company has historically funded capital expenditures, overhead costs and dividend payments from operating cash flow and has utilized, at times, its bank revolving line-of-credit facility to help fund these expenditures. The $50,000,000 facility currently has a $15,000,000 borrowing base which, if needed, the Company believes could be expanded up to the $50,000,000 maximum. The borrowing base is set by the Company to minimize the fee on the unused portion of the borrowing base. The Company has outstanding borrowings of $9,704,100 and availability of $5,295,900 as of September 30, 2008. Based on expected natural gas production volumes and prices for fiscal 2009, the expected capital

(23)

expenditure level discussed above, and no meaningful acquisitions of oil and gas properties, additional borrowings of $5-15 million in fiscal 2009 are possible. Changes in production volumes or pricing or an acceleration or slowing down of the development in the gas resource projects would materially affect anticipated borrowings.
     Contractual Obligations
     The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination. The current borrowing base under the BOK Agreement is $15,000,000. The revolving loan matures on October 31, 2010. Borrowings under the revolving loan are due at maturity. The revolving loan bears interest at the BOK national prime rate minus from 1.375% to .75%, or 30 day LIBOR plus from 1.375% to 2.0%. The interest rate charged will be based on the percent of the value advanced of the calculated loan value of the Company’s oil and gas reserves. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and gas properties is advanced.
     Determinations of the borrowing base are made semi-annually or whenever BOK believes there has been a material change in the value of the Company’s oil and gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At September 30, 2008, the Company was in compliance with these covenants.
     The table below summarizes the Company’s contractual obligations under the BOK facility, as of September 30, 2008:

	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$9,704,100	$—	$9,704,100	$—	$—
     Fiscal Year 2007 Compared to Fiscal Year 2006
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
     Revenues
     Total revenues increased $1,643,231 or 4% for 2007 as compared to 2006. The increase was the result of a $1,440,647 increase in oil and natural gas sales, a $765,316 increase in combined realized and unrealized gains on natural gas collar contracts and a $202,359 decrease in lease bonuses and rentals. Oil and natural gas sales increases were due to an overall 19% increase in mcfe production, a 1% decrease in oil prices and a 14% decrease in natural gas prices. The production increases are the result of the Company’s continued strategy of participating with higher interests in new wells, especially in the Dill City and Woodford Shale areas where significant production is now being received from several recently completed wells. Realized and unrealized gains from natural gas collar contracts in 2007 were a part of

(24)

the revenue increase. No hedging of natural gas prices had been implemented by the Company in previous years. The decrease in lease bonuses and rentals is attributed to the Company’s strategy of increasing its average working interest in wells by participating with larger portions of its mineral acreage as well proposals are received, thus leasing to third parties less.
     Production by quarter for 2007 was as follows:

First quarter	1,334,357	mcfe
Second quarter	1,305,041	mcfe
Third quarter	1,432,023	mcfe
Fourth quarter	1,719,986	mcfe

Total	5,791,407	mcfe

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
     Exploration Costs
     Exploration costs increased $827,177 in 2007 as compared to 2006. This increase is principally the result of a $467,868 exploratory dry hole drilled in 2007 as compared to a $143,264 exploratory dry hole drilled in 2006. Since the Company utilizes the successful efforts method of accounting for oil and gas operations, only exploratory dry holes result in their costs being charged to exploration costs. Also, the Company charges to exploration costs leasehold deemed worthless or leasehold for which the lease term has expired. Leasehold charged to exploration costs was higher in 2007 as compared to 2006 by $479,420.
     Depreciation, Depletion and Amortization (DD&A)
     DD&A increased $5,149,258 or 51% in 2007 to $2.64 per mcfe as compared to $2.08 per mcfe in 2006. Reductions in the estimate of remaining reserves on several properties, large increases in drilling expenditures during 2006 and 2007 due to the Company’s participation with higher ownership interests in new wells and high initial production on these newly drilled wells resulted in this increase. On 34 of the Company’s over 1,250 working interest wells, reserve evaluations were reduced by the Company’s consulting engineer resulting in approximately $2 million of additional DD&A charges in 2007 as compared to 2006. DD&A on 16 significant new wells that began producing in 2007 accounted for another $1.3 million of the DD&A increase. The continued increase in drilling expenditures which has added significantly to the depreciable base of the Company’s properties combined with the higher initial production received from these same properties (thus accelerating the depreciation taken) accounts for the remainder of the increase.

(25)

     Provision for Impairment
     The provision for impairment increased $751,879 in 2007 as compared to 2006. One large western Oklahoma field which was impaired by approximately $1.9 million in 2006 was again impaired in 2007 by approximately $2.0 million as production, and thus ultimate reserves, from the wells in this field continued to decline at a faster rate than anticipated. The impairment of a Chaves County, New Mexico field for approximately $402,000, a Winkler County, Texas field for approximately $478,000 and a Beckham County, Oklahoma field for approximately $214,000 comprised most of the remaining 2007 impairment provision.
     Loss on Sale of Assets
     Loss on sale of assets increased $135,113 in 2007 as compared to 2006. Several low performing properties in southeast Oklahoma were sold in 2007 at a loss of $221,998. In 2006, one property was sold at a loss of $94,275. Other insignificant sales accounted for the remainder of the charges in both 2007 and 2006.
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
     The more significant reporting areas impacted by management’s judgments and estimates are

(26)

crude oil and natural gas reserve estimation, impairment of assets, oil and gas sales revenue accruals and tax accruals. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The oil and gas sales revenue accrual is particularly subject to estimates due to the Company’s status as a non-operator of its oil and gas properties. Production information obtained from well operators by the Company is delayed. This causes the estimation of recent production, used in the oil and gas revenue accrual, to be subject to some variations.
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

(27)

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
     Oil and Gas Sales Revenue Accrual
     The Company does not operate any of its oil and gas properties, and it primarily holds small interests in approximately 4,600 wells. Thus, obtaining timely production data from the well operators is extremely difficult. This requires the Company to utilize past production receipts and estimated sales price information to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas accrual can be impacted by many variables, including initial high production rates of new wells and subsequent rapid decline rates of those wells and rapidly changing market prices for natural gas. This could lead to an over or under accrual of oil and gas sales at the end of any particular quarter. Based on past history, the estimated accrual has been materially accurate.
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

(28)

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
     The Company includes interest assessed by the taxing authorities in “Interest expense” and penalties related to income taxes in “General and administrative expense” on its Consolidated Statements of Income. For the years ended September 30, 2008 and 2007, the Company recorded no interest or penalties on uncertain tax positions.
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
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas. Based on the Company’s 2008 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $693,000 annual change in pre-tax operating cash flow. A $1.00 per barrel change in the price received for oil production would result in a corresponding $132,000 annual change in pre-tax operating cash flow. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the national prime rate minus from 1.375% to .75%, or 30 day LIBOR plus from 1.375% to 2.0%. At September 30, 2008, the Company had $9,704,100 outstanding under these facilities. A change of .5% in the prime rate or on LIBOR would result in a change to interest expense of $48,521.
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

(29)

Derivative contracts in place during fiscal 2007 and 2008
(prices below reflect the Company’s net price from Oklahoma pipelines)

	Production volume	Floor price range	Ceiling price range
Contract period	covered per month	(per mmbtu)	(per mmbtu)
January — December, 2007 (1)	100,000 mmbtu	$6.00	$9.20 to $10.20

January — March, 2008 (2)	120,000 mmbtu	$6.55 to $6.60	$8.80 to $9.10

April — September, 2008 (2)	120,000 mmbtu	$6.15 to $6.40	$8.05 to $8.60
April — September, 2008 (2)	90,000 mmbtu	$6.60 to $6.85	$7.50 to $7.80
April — September, 2008 (2)	30,000 mmbtu	$7.20 to $7.45	$8.15 to $8.45

October — December, 2008 (2)	120,000 mmbtu	$6.50 to $6.90	$8.75 to $9.15

(1)	Entered into agreement in fiscal year 2007

(2)	Entered into agreement in fiscal year 2008
          While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary under SFAS No. 133 to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was $646,193 and $106,916 as of September 30, 2008 and 2007, respectively. Realized and unrealized gains and losses are scheduled below:

(Losses) gains on	Fiscal year
derivative contracts	2008	2007
Realized	$(1,480,100)	$658,400
Unrealized	539,277	106,916

Total	$(940,823)	$765,316

(30)

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(31)

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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

(32)

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
Panhandle Oil and Gas Inc.
We have audited Panhandle Oil and Gas Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Panhandle Oil and Gas Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Panhandle Oil and Gas Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Panhandle Oil and Gas Inc. as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 5, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Oklahoma City, Oklahoma
December 5, 2008

(33)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Panhandle Oil and Gas Inc.
We have audited the accompanying consolidated balance sheets of Panhandle Oil and Gas Inc. (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panhandle Oil and Gas Inc. at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Panhandle Oil and Gas Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Oklahoma City, Oklahoma
December 5, 2008

(34)

Panhandle Oil and Gas Inc.
Consolidated Balance Sheets

	September 30,
	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$895,708	$989,360
Oil and gas sales receivables, net of allowance for uncollectible accounts	17,183,128	8,103,250
Fair value of derivative contracts	646,193	106,916
Refundable income taxes and other	2,379,996	112,882

Total current assets	21,105,025	9,312,408

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and gas properties	175,727,196	125,634,251
Non-producing oil and gas properties	11,216,103	10,697,854
Furniture and fixtures	491,321	625,455

	187,434,620	136,957,560

Less accumulated depreciation, depletion, and amortization	87,661,433	68,424,645

Net properties and equipment	99,773,187	68,532,915

Investments	736,314	690,011

Other	392,657	4,463

Total assets	$122,007,183	$78,539,797

(Continued on next page)
See accompanying notes.

(35)

Panhandle Oil and Gas Inc.
Consolidated Balance Sheets

	September 30,
	2008	2007

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,897,565	$1,773,255
Accrued liabilities	608,456	348,042

Total current liabilities	16,506,021	2,121,297

Long-term debt	9,704,100	4,661,471

Deferred income taxes	25,943,750	16,827,750

Asset retirement obligations	1,504,411	1,247,908

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,431,502 issued at September 30, 2008 and at September 30, 2007	140,524	140,524
Capital in excess of par value	2,090,070	2,146,071
Deferred directors’ compensation	1,605,811	1,358,778
Retained earnings	69,236,604	50,035,998

	73,073,009	53,681,371

Treasury stock, at cost; 131,374 shares at September 30, 2008 and no shares at September 30, 2007	(4,724,108)	—

Total stockholders’ equity	68,348,901	53,681,371

Total liabilities and stockholders’ equity	$122,007,183	$78,539,797

See accompanying notes.

(36)

Panhandle Oil and Gas Inc.
Consolidated Statements of Income

	Year ended September 30,
	2008	2007	2006

Revenues:
Oil and gas sales	$69,026,785	$37,449,174	$36,008,527
Lease bonuses and rentals	167,559	208,625	410,984
(Losses) gains on gas collar contracts	(940,823)	765,316	—
Gain on sales of assets and interest	233,709	322,405	529,804
Income from partnerships	631,891	383,391	536,365

	69,119,121	39,128,911	37,485,680

Costs and expenses:
Lease operating expenses and production taxes	10,055,762	6,057,456	5,262,834
Exploration costs	455,943	1,050,069	222,892
Depreciation, depletion, and amortization	19,784,660	15,291,625	10,142,367
Provision for impairment	526,380	3,761,832	3,009,953
Loss on sales of assets	204,189	254,395	119,282
General and administrative	5,006,512	3,877,492	3,335,899
Bad debt expense	591,258	—	—
Interest expense	44,346	133,578	232,234

	36,669,050	30,426,447	22,325,461

Income before provision for income taxes	32,450,071	8,702,464	15,160,219
Provision for income taxes	10,894,302	2,359,000	4,586,000

Net income	$21,555,769	$6,343,464	$10,574,219

Basic earnings per common share:
Net income	$2.54	$0.75	$1.25

See accompanying notes.

(37)

Panhandle Oil and Gas Inc.
Consolidated Statements of Stockholders’ Equity

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2005	8,410,886	$140,182	$1,715,206	$—	$36,779,962	—	$—	$38,635,350

Issuance of common shares to ESOP	11,643	193	209,381	—	—	—	—	209,574
Increase in deferred directors compensation:
Reclassification of liability	—	—	—	1,053,408	—	—	—	1,053,408
Charged to expense	—	—	—	149,161		—	—	149,161
Dividends declared ($.185 per share)	—	—	—	—	(1,556,015)	—	—	(1,556,015)
Net income	—	—	—	—	10,574,219	—	—	10,574,219

Balances at September 30, 2006	8,422,529	$140,375	$1,924,587	$1,202,569	$45,798,166	—	$—	$49,065,697

Issuance of common shares to ESOP	8,973	149	221,484	—	—	—	—	221,633
Issuance of common shares to directors for services	—	—	—	156,209	—	—	—	156,209
Dividends declared ($.25 per share)	—	—	—	—	(2,105,632)	—	—	(2,105,632)
Net income	—	—	—	—	6,343,464	—	—	6,343,464

Balances at September 30, 2007	8,431,502	$140,524	$2,146,071	$1,358,778	$50,035,998	—	$—	$53,681,371

Purchase of treasury stock	—	—	—	—	—	(139,014)	(4,998,842)	(4,998,842)
Issuance of treasury shares to ESOP	—	—	(56,001)	—	—	7,640	274,734	218,733
Issuance of common shares to directors for services	—	—	—	247,033	—	—	—	247,033
Dividends declared ($.28 per share)	—	—	—	—	(2,355,163)	—	—	(2,355,163)
Net income	—	—	—	—	21,555,769	—	—	21,555,769

Balances at September 30, 2008	8,431,502	$140,524	$2,090,070	$1,605,811	$69,236,604	(131,374)	$(4,724,108)	$68,348,901

See accompanying notes.

(38)

Panhandle Oil and Gas Inc.
Consolidated Statements of Cash Flows

	Year ended September 30,
	2008	2007	2006

Operating Activities

Net income	$21,555,769	$6,343,464	$10,574,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization, and impairment	20,311,040	19,053,457	13,152,320
Deferred income taxes	9,116,000	1,329,000	2,177,000
Lease bonus income	—	(45,954)	(95,892)
Exploration costs	455,943	1,050,069	222,892
Net loss (gain) on sales of assets	20,632	22,856	(415,951)
Income from partnerships	(631,891)	(383,391)	(536,365)
Distributions received from partnerships	585,588	465,535	618,509
Common stock issued to ESOP	218,733	221,633	209,574
Common stock (unissued) to Directors’ Deferred Compensation Plan	247,033	156,209	149,161
Bad debt expense	591,258	—	—
Cash provided (used) by changes in assets and liabilities:
Oil and gas sales receivables	(9,671,136)	(1,631,627)	169,824
Fair value of derivative contracts	(539,277)	(106,916)	—
Refundable income taxes and other	(2,267,114)	1,635,853	(1,889,363)
Other non-current assets	(388,194)	—	—
Accounts payable	59,921	(118,012)	(21,361)
Accrued directors’ deferred compensation	—	—	(281,897)
Accrued liabilities	260,414	114,324	(562,525)

Total adjustments	18,368,950	21,763,036	12,895,926

Net cash provided by operating activities	39,924,719	28,106,500	23,470,145

Investing Activities
Capital expenditures, including dry hole costs	(38,747,749)	(27,785,431)	(21,738,745)
Proceeds from leasing of fee mineral acreage	200,356	188,417	493,652
Sale (purchase) of investments	—	11,280	(282,000)
Proceeds from sales of assets	840,398	645,055	408,487

Net cash used in investing activities	(37,706,995)	(26,940,679)	(21,118,606)
(Continued on next page)

(39)

Panhandle Oil and Gas Inc.
Consolidated Statements of Cash Flows (continued)

	Year ended September 30,
	2008	2007	2006

Financing Activities

Borrowings under debt agreement	$47,281,411	$18,046,213	$—
Payments of loan principal	(42,238,782)	(16,551,395)	(2,000,004)
Purchases of treasury stock	(4,998,842)	—	—
Payments of dividends	(2,355,163)	(2,105,632)	(1,556,015)

Net cash used in financing activities	(2,311,376)	(610,814)	(3,556,019)

(Decrease) increase in cash and cash equivalents	(93,652)	555,007	(1,204,480)
Cash and cash equivalents at beginning of year	989,360	434,353	1,638,833

Cash and cash equivalents at end of year	$895,708	$989,360	$434,353

Supplemental Disclosures of Cash Flow Information

Interest paid	$167,732	$140,350	$219,898
Income taxes paid, net of refunds received	$4,145,122	$(952,221)	$4,781,462

Supplemental schedule of noncash investing and financing activities:
Reclassification of deferred compensation liability as equity	$—	$—	$1,053,408
Additions and revisions, net, to asset retirement obligations	$151,998	$(213,759)	$141,158
Properties and equipment change included in accounts payable	$14,064,389	$327,091	$885,295
See accompanying notes.

(40)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006
1. Summary of Significant Accounting Policies
Nature of Business
     Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for, and development of, oil and gas properties, principally involving drilling wells located on the Company’s mineral acreage. Panhandle’s mineral properties and other oil and gas interests are all located in the United States, primarily in Arkansas, Kansas, Oklahoma, New Mexico and Texas. The Company is not the operator of any wells. The majority of the Company’s oil and gas production is from small interests in several thousand wells located principally in Oklahoma. Approximately 80% of oil and gas revenues are derived from the sale of natural gas. Substantially all the Company’s oil and gas production is sold through the operators of the wells. The Company from time to time disposes of certain non-material, non-core or small interest oil and gas properties as a normal course of business.
Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include the accounts of Panhandle Oil and Gas Inc. and its wholly-owned subsidiaries after elimination of all material intercompany transactions.
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Of these judgments and estimates, management considers the estimation of crude oil and nature gas reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. On an annual basis, with a limited scope semi-annual update, the Company’s consulting petroleum engineer, with assistance from Company geologists, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. As required by the guidelines and definitions established by the SEC, these estimates are based on year-end crude oil and natural gas pricing for DD&A purposes. For impairment purposes, projected future crude oil and natural gas prices as estimated by management are used. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves used in formulating management’s overall operating decisions in the exploration and production segment.

(41)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
     The Company does not operate any of its oil and gas properties, and primarily holds small interests in several thousand wells, however in the last three years it has begun to take larger interests in several new wells drilled each year. Obtaining timely production data from the well operators is extremely difficult and in most cases delayed one to three months. This causes the Company to utilize past production receipts and estimated sales price information to estimate its oil and gas sales revenue accrual at the end of each quarterly period. The oil and gas accrual can be impacted by many variables, including the initial high production rates and possible rapid decline rates of certain new wells and rapidly changing market prices for natural gas. The Company records an accrual to actual adjustment in each succeeding quarter.
Cash and Cash Equivalents
     Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.
Oil and Gas Sales and Gas Imbalances
     The Company sells oil and natural gas to various customers, recognizing revenues as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where it has underproduced or overproduced its ownership percentage in a property. Under this method, a receivable or liability is recorded to the extent that an underproduced or overproduced position in a reservoir cannot be recouped through the production of remaining reserves. At September 30, 2008 and 2007, the Company had no material gas imbalances.
     Charges for compression, marketing, gathering and transportation of natural gas are included in lease operating expenses and production taxes.
Concentration of Credit Risk
     Substantially all of the Company’s accounts receivable are due from purchasers of oil and natural gas or operators of the oil and gas properties. Oil and natural gas sales are generally unsecured. On July 22, 2008, SemGroup, L.P. and certain subsidiaries (SemGroup) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, the Company has reserved $591,258 of receivables as uncollectible for substantially all of the sales of crude oil through various well operators to SemGroup during the period June 1, 2008 through July 22, 2008. The amount reserved was charged to bad debt expense in fiscal 2008.
     Derivative contracts entered into by the Company are also unsecured.
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

(42)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
Derivatives
     Beginning in fiscal year 2007, the Company entered in costless collar arrangements intended to reduce the Company’s exposure to short-term fluctuations in the price of natural gas. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas prices. These economic hedging arrangements may expose the Company to risk of financial loss and limit the benefit of future increases in prices. The derivative instruments have settled or will settle based on the prices below which are basis adjusted and tied to certain pipelines in Oklahoma.
Derivative contracts in place during fiscal 2007 and 2008
(prices below reflect the Company’s net price from Oklahoma pipelines)

	Production volume	Floor price range	Ceiling price range
Contract period	covered per month	(per mmbtu)	(per mmbtu)
January — December, 2007 (1)	100,000 mmbtu	$6.00	$9.20 to $10.20

January — March, 2008 (2)	120,000 mmbtu	$6.55 to $6.60	$8.80 to $9.10

April — September, 2008 (2)	120,000 mmbtu	$6.15 to $6.40	$8.05 to $8.60
April — September, 2008 (2)	90,000 mmbtu	$6.60 to $6.85	$7.50 to $7.80
April — September, 2008 (2)	30,000 mmbtu	$7.20 to $7.45	$8.15 to $8.45

October — December, 2008 (2)	120,000 mmbtu	$6.50 to $6.90	$8.75 to $9.15

(1)	Entered into agreement in fiscal year 2007

(2)	Entered into agreement in fiscal year 2008
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary under SFAS No. 133 to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was $646,193 and $106,916 as of September 30, 2008 and 2007, respectively. Realized and unrealized gains and (losses) are scheduled below:

(Losses) gains on	Fiscal year
derivative contracts	2008	2007
Realized	$(1,480,100)	$658,400
Unrealized	539,277	106,916

Total	$(940,823)	$765,316

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
     Non-producing oil and gas properties include non-producing minerals, which have a net book value of $5,024,581 at September 30, 2008, consisting of perpetual ownership of mineral interests in several states, with 84% of the acreage in Oklahoma, Texas and New Mexico. As mentioned these mineral rights are perpetual and have been accumulated over the 82 year life of the Company. There are approximately 209,000 net acres of non-producing minerals in over 7,000 tracts owned by the Company. An average tract contains approximately 29 acres and the average cost per acre is $39. Since inception, the Company has continually generated an interest in several thousand oil and gas wells using its ownership of the fee mineral acres as an ownership basis. There continues to be significant drilling activity each year on these mineral interests. Non-producing minerals are being amortized straight-line over a thirty-three year period. These assets are considered a long-term investment by the Company, they do not expire (as do oil and gas leases), in many cases the same mineral acreage has seen several wells drilled over the span of several years and development of this acreage has been steady since the 1960’s. Given the above, it was concluded that a longer term amortization was appropriate and that 33 years, based on past history and experience was a conservative range. Also, based on the fact that the minerals consist of a large number of properties whose costs are not individually significant, and virtually all are in the Company’s core operating areas, the minerals are being amortized on an aggregate basis.
     In accordance with the provisions of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted cash flow techniques considering expected future prices and costs and oil and gas quantities as estimated by management with the assistance of the Company’s consulting petroleum engineer. The Company’s oil and gas properties were reviewed for impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $526,380, $3,761,832 and $3,009,953 respectively, for 2008, 2007 and 2006. The impairment in 2006 is mostly due to two adjacent western Oklahoma fields on which earlier drilled wells performed better than more recently drilled wells. These same fields experienced higher than expected overall production and reserve volume declines in 2007, resulting in further impairment on both fields in 2007. The impairments taken on these fields in 2006 and 2007 comprise approximately 66% of all impairment costs.
     In accordance with SFAS 144, the Company’s estimate of fair value of its oil and gas properties at September 30, 2008 is based on the best information available as of that date, including estimates of forward oil and natural gas prices. Subsequent to September 30, 2008, both crude oil and natural gas prices have declined, with crude oil prices in particular declining substantially. Continued lower crude oil and natural gas prices would likely result in lower estimates of the fair value of oil and gas properties, and potentially result in additional impairment charges.

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
Asset Retirement Obligations
     The Company owns interests in oil and natural gas properties which may require expenditures to plug and abandon the wells when the oil and natural gas reserves in the wells are depleted. These expenditures are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired). The obligations represent the Company’s share of the total costs of all wells. The Company does not have any assets restricted for the purpose of settling the plugging liabilities.
     The following table shows the activity for the year ended September 30, 2008 relating to the Company’s retirement obligation for plugging liability:

Plugging
Liability
Plugging Liability as of September 30, 2007	$1,247,908
Accretion of Discount	104,505
New Wells Placed on Production	217,257
Wells Sold or Plugged	(65,259)

Plugging Liability as of September 30, 2008	$1,504,411

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
     Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2008 and 2007, there were no such costs accrued.

(45)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
Earnings Per Share of Common Stock
     Earnings per share is calculated using net income divided by the weighted average of common shares outstanding including unissued, vested directors’ shares during the period.
Share-based Compensation
     The Company recognizes current compensation costs for its Outside Directors Deferred Compensation Plan (the “Plan”). Compensation cost is recognized for the requisite directors’ fees as earned and unissued stock is added to each director’s account based on the fair market value of the stock at the date earned. Effective October 19, 2005, the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, resulting in reclassification to equity of the liability under the Plan. Effective October 1, 2005, the Company adopted Financial Accounting Standards Board (FASB) No. 123(R) “Share Based Payments.” Due to the nature of the Company’s equity based compensation, the adoption of the standard did not have a material effect on the Company’s financial statements.
     The Company applies SOP 93-6 in accounting for its non-leveraged Employee Stock Ownership Plan. Under SOP 93-6 the Company records as expense, the fair market value of the stock at the time of contribution.
Fair Values of Financial Instruments
     The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, derivative contracts, income tax and other, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of Company’s debt approximates its carrying amount due to the interest rates on the Company’s revolving line of credit being rates which are approximately equivalent to market rates for similar type debt based on the Company’s credit worthiness.
Income Taxes
     The estimation of amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.
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

(46)

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
     The Company includes interest assessed by the taxing authorities in “Interest expense” and penalties related to income taxes in “General and administrative expense” on its Consolidated Statements of Income. For the years ended September 30, 2008 and 2007, the Company recorded no interest or penalties on uncertain tax positions.
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
2. Commitments
     The Company leases office space in Oklahoma City, Oklahoma under the terms of an operating lease expiring in April 2012. Future minimum rental payments under the terms of the lease are $196,699 in 2009, $204,089 in 2010, $204,089 in 2011 and $119,052 in 2012. Total rent expense incurred by the Company was $175,335 in 2008, $147,849 in 2007 and $153,164 in 2006.

(47)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
3. Income Taxes
     The Company’s provision for income taxes is detailed as follows:

	2008	2007	2006

Current:
Federal	$1,728,000	$1,000,000	$2,351,000
State	50,302	30,000	58,000

	1,778,302	1,030,000	2,409,000

Deferred:
Federal	8,090,000	1,083,000	1,928,000
State	1,026,000	246,000	249,000

	9,116,000	1,329,000	2,177,000

	$10,894,302	$2,359,000	$4,586,000

     The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes is analyzed below:

	2008	2007	2006

Provision for income taxes at statutory rate	$11,336,596	$2,958,838	$5,210,883
Percentage depletion	(1,072,282)	(604,662)	(699,384)
State income taxes, net of federal benefit	797,550	272,580	361,680
State net operating loss carryforward benefit	(143,000)	(102,925)	(241,000)
Other	(24,562)	(164,831)	(46,179)

	$10,894,302	$2,359,000	$4,586,000

     Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following:

	2008	2007

Deferred tax liabilities:
Financial basis in excess of tax basis, principally intangible drilling costs capitalized for financial purposes and expensed for tax purposes	$29,236,442	$18,328,498
Deferred tax assets:
Alternative minimum tax credit carryforwards	1,532,770	503,000
State net operating loss carry forwards	915,032	471,815
Deferred directors compensation, allowance for uncollectible accounts and other	844,890	525,933

	3,292,692	1,500,748

Net deferred tax liabilities	$25,943,750	$16,827,750

(48)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
4. Long-term Debt
     The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination. The current borrowing base under the BOK Agreement is $15,000,000. The revolving loan matures on October 31, 2010. Borrowings outstanding under the revolving loan amounted to $9,704,100 and $4,661,471 as of September 30, 2008 and 2007, respectively. The revolving loan bears interest at the BOK national prime rate minus from 1.375% to .75%, or 30 day LIBOR plus from 1.375% to 2.0% (effective rate of 5.3% as of September 30, 2008). The interest rate charged will be based on the percent of the value advanced of the calculated loan value of the Company’s oil and gas reserves. The interest rate spread from LIBOR or prime increases or decreases as a larger percent of the loan value of the Company’s oil and gas properties is advanced.
     Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At September 30, 2008, the Company was in compliance with the covenants of the BOK agreement.
5. Shareholders’ Equity
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
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
6/1 - 6/30/08	54,514	$35.88	54,514	$44,239
7/1 - 7/31/08	1,300	$33.44	1,300	$3,000,772
8/1 - 8/31/08	61,000	$37.51	61,000	$712,722
9/1 - 9/30/08	22,200	$32.06	22,200	$0

(49)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
5. Shareholders’ Equity (continued)
     On May 28, 2008 and July 29, 2008 the Company announced that its Board of Directors had approved stock repurchase programs to purchase up to $2,000,000 and $3,000,000 (respectively) of the Company’s common stock. The shares are held in treasury and are accounted for using the cost method. As of September 30, 2008, 7,640 treasury shares were contributed to the Company’s ESOP on behalf of the ESOP participants.
6. Earnings Per Share
     The following table sets forth the computation of earnings per share.

	Year ended September 30,
	2008	2007	2006

Numerator for earnings per share:
Net income	$21,555,769	$6,343,464	$10,574,219

Denominator for earnings per share — weighted average shares (including for 2008, 2007 and 2006, unissued, vested directors’ shares of 85,504, 76,679 and 68,488, respectively)	8,492,378	8,499,233	8,479,406

7. Employee Stock Ownership Plan
     The Company has an employee stock ownership plan that covers all employees and is established to provide such employees with a retirement benefit. These benefits become fully vested after three years of employment. Contributions to the plan are at the discretion of the Board of Directors and can be made in cash (none in 2008, 2007 or 2006) or the Company’s common stock. For contributions of common stock, the Company records as expense, the fair market value of the stock at the time of contribution. The 228,623 shares of the Company’s common stock held by the plan as of September 30, 2008, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings per share computations and receive dividends. Contributions to the plan consisted of:

Year	Shares	Amount

2008	7,640	$218,733
2007	8,973	$221,781
2006	11,643	$209,700

(50)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
8. Deferred Compensation Plan for Directors
     Effective November 1, 1994, the Company formed the Panhandle Deferred Compensation Plan for Non-Employee Directors (the Plan). The Plan provides that each eligible director can individually elect to receive shares of Company stock rather than cash for board and committee chair retainers, board meeting fees and board committee meeting fees. These shares are unissued and vest as earned. The shares are credited to each director’s deferred fee account at the closing market price of the stock on the date earned. Because the original Plan contained an option allowing the directors to convert the shares to cash upon separation from the Company, the liability was adjusted for subsequent changes in market value of the shares. Upon retirement, termination or death of the director or upon change in control of the Company, the shares accrued under the Plan would have been either issued to the director or converted to cash, at the director’s discretion, for the fair market value of the shares on the conversion date, as defined by the Plan. As of September 30, 2008, 86,853 shares (78,398 shares at September 30, 2007) are included in the Plan. Effective October 19, 2005 the Plan was amended such that upon retirement, termination or death of the director or upon a change in control of the Company, the shares accrued under the Plan will be issued to the director. This amendment removed the conversion to cash option available under the Plan, which resulted in reclassification to stockholders’ equity of the deferred shares outstanding under the Plan. The deferred balance outstanding at September 30, 2008 under the Plan was $1,605,811 ($1,358,778 at September 30, 2007). $247,033, $156,209 and ($132,736) were charged (credited) to the Company’s results of operations for the years ended September 30, 2008, 2007 and 2006, respectively, and is included in general and administrative expense in the accompanying income statement.
9. Information on Oil and Gas Producing Activities
     All oil and gas producing activities of the Company are conducted within the United States (principally in Oklahoma and Arkansas) and represent substantially all of the business activities of the Company.
     During 2008, 2007 and 2006 approximately 16%, 20% and 14%, respectively, of the Company’s total revenues were derived from sales through Chesapeake Operating, Inc. During 2008, 2007 and 2006 approximately 17%, 13% and 11%, respectively, of the Company’s total revenues were derived from sales through JMA Energy Company. During 2008 approximately 12% of the Company’s total revenues were derived from sales through Newfield Exploration.
Aggregate Capitalized Costs
     The aggregate amount of capitalized costs of oil and gas properties and related accumulated depreciation, depletion, and amortization as of September 30 is as follows:

	2008	2007

Producing properties	$175,727,196	$125,634,251
Non-producing properties	11,216,103	10,697,854

	186,943,299	136,332,105
Accumulated depreciation, depletion and amortization	(87,329,312)	(67,962,465)

Net capitalized costs	$99,613,987	$68,369,640

(51)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
9. Information on Oil and Gas Producing Activities (continued)
Costs Incurred
     During the reporting period, the Company incurred the following costs in oil and gas producing activities:

	2008	2007	2006

Property acquisition costs	$2,359,988	$1,592,441	$983,159
Exploration costs	1,887,182	4,604,380	2,719,068
Development costs	48,503,130	21,906,032	18,900,917

	$52,750,300	$28,102,853	$22,603,144

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
     The Company’s net proved (including certain undeveloped reserves described above) oil and gas reserves, all of which are located in the United States, as of September 30, 2008, 2007 and 2006, have been estimated by the Company’s consulting petroleum engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 2008, 2007 and 2006. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

(52)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
10. Supplementary Information on Oil and Gas Reserves (Unaudited) (continued)
Estimated Quantities of Proved Oil and Gas Reserves
     Net quantities of proved, developed, and undeveloped oil and gas reserves are summarized as follows:

	Proved Reserves
	Oil	Gas
	(Mbarrels)	(MMcf)

September 30, 2005	634	27,446

Revisions of previous estimates	(11)	(3,557	) (1)
Extensions and discoveries	49	11,279
Production	(97)	(4,299)

September 30, 2006	575	30,869

Revisions of previous estimates	219	19
Divestitures	(2)	(162)
Extensions and discoveries	138	11,396
Production	(107)	(5,116)

September 30, 2007	823	37,006

Revisions of previous estimates	136	117
Divestitures	(1)	(83)
Extensions and discoveries	164	18,039
Production	(132)	(6,928)

September 30, 2008	990	48,151

The prices used to calculate reserves and future cash flows from reserves for oil and natural gas, respectively, were as follows: September 30, 2008 — $97.74/Bbl, $4.51/Mcf; September 30, 2007 — $78.93/Bbl, $5.50/Mcf; September 30, 2006 — $60.50/Bbl, $3.49/Mcf.

(1)	A decrease in the natural gas price for 2006 as compared to the price for 2005 resulted in a negative revision to gas reserves of 4,365 mmcf. Other revisions were a positive 808 mmcf.

(53)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
10. Supplementary Information on Oil and Gas Reserves (Unaudited) (continued)

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil	Gas	Oil	Gas
	(Mbarrels)	(MMcf)	(Mbarrels)	(MMcf)

September 30, 2005	613	24,011	21	3,435

September 30, 2006	566	25,323	9	5,547

September 30, 2007	755	31,016	68	5,990

September 30, 2008	895	35,970	95 (1)	12,181 (1)

     The above reserve numbers exclude approximately 2.9, 2.3, 1.6 and 1.5 Bcf of CO2 gas reserves for the years ended September 30, 2008, 2007, 2006 and 2005, respectively.

(1)   Wells had commenced drilling on approximately 65% of Proved Undeveloped Reserves at September 30, 2008.
Standardized Measure of Discounted Future Net Cash Flows
     Estimates of future cash flows from proved oil and gas reserves, based on current prices and costs, as of September 30 are shown in the following table. Estimated income taxes are calculated by applying the appropriate year-end tax rates to the estimated future pretax net cash flows less depreciation of the tax basis of properties and statutory depletion allowances. Prices used for determining future cash flows from oil and natural gas as of September 30, 2008, 2007, 2006 were as follows: 2008 — $97.74/Bbl, $4.51/Mcf; 2007 — $78.93/Bbl, $5.50/Mcf; 2006 — $60.50/Bbl, $3.49/Mcf.

	2008	2007	2006

Future cash inflows	$318,004,410	$270,149,990	$146,872,790
Future production costs	79,668,500	61,736,120	34,045,630
Future development costs	19,364,580	9,429,990	7,101,523
Asset retirement obligation	1,504,411	1,247,908	1,374,294
Future income tax expense	68,086,237	61,164,668	24,394,272

Future net cash flows	149,380,682	136,571,304	79,957,071

10% annual discount	70,585,957	59,542,180	28,765,504

Standardized measure of discounted future net cash flows	$78,794,725	$77,029,124	$51,191,567

(54)

Panhandle Oil and Gas Inc.
Notes to Consolidated Financial Statements (continued)
10. Supplementary Information on Oil and Gas Reserves (Unaudited) (continued)
     Changes in the standardized measure of discounted future net cash flow are as follows:

	2008	2007	2006

Beginning of year	$77,029,122	$51,191,567	$133,621,319
Changes resulting from:
Sales of oil and gas, net of production costs	(58,971,023)	(31,391,718)	(30,745,693)
Net change in sales prices and production costs	9,274,593	43,499,178	(123,034,702)
Net change in future development costs	(5,841,539)	(1,511,175)	(1,053,612)
Net change in asset retirement obligation	(142,847)	74,315	(149,267)
Extensions and discoveries	46,677,163	35,711,533	23,822,148
Revisions of quantity estimates	2,417,457	4,401,619	(7,891,218)
Divestitures of reserves-in-place	(208,419)	(516,909)	—
Acquisition of reserves-in-place	—	—	—
Accretion of discount	11,626,875	6,772,402	19,006,216
Net change in income taxes	(3,072,975)	(22,707,174)	39,908,385
Change in timing and other, net	6,318	(8,494,516)	(2,292,009)

Net change	1,765,603	25,837,555	(82,429,752)

End of year	$78,794,725	$77,029,122	$51,191,567

11. Quarterly Results of Operations (Unaudited)
     The following is a summary of the Company’s unaudited quarterly results of operations.

	Fiscal 2008
	Quarter Ended
	December 31	March 31	June 30	September 30

Revenues	$13,703,803	$12,747,222	$18,453,206	$24,214,890
Income before provision for for income taxes	5,299,307	4,311,281	9,486,885	13,352,598
Net income	3,480,307	2,831,281	6,468,885	8,775,296
Earnings per share	$0.41	$0.33	$0.76	$1.04

	Fiscal 2007
	Quarter Ended
	December 31	March 31	June 30	September 30

Revenues	$8,931,895	$8,143,733	$10,988,346	$11,064,937
Income (loss) before provision income taxes	2,876,937	(271,396)	4,176,578	1,920,345
Net income (loss)	1,983,493	(218,745)	2,904,078	1,674,638
Earnings (loss) per share	$0.23	$(0.03)	$0.34	$0.20

(55)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
(b) Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including the President/CEO and Vice President/CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2008.
(c) Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter ended September 30, 2008 or subsequent to the date the assessment was completed.
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

(56)

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

By-Laws as amended (incorporated by reference to Form 8-K dated October 29, 2008)

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
REPORTS ON FORM 8-K
     No Form 8-K’s were filed in the fourth quarter of fiscal 2008.

(57)

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

By:	/s/ Michael C. Coffman	By:	/s/ Lonnie J. Lowry
Michael C. Coffman		Lonnie J. Lowry
President;		Vice President;
Chief Executive Officer		Chief Financial Officer

Date: December 10, 2008		Date: December 10, 2008
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Bell	/s/ E. Chris Kauffman
Bruce M. Bell, Director	E. Chris Kauffman, Director

Date December 10, 2008	Date December 10, 2008

/s/ Duke R. Ligon Duke R. Ligon, Director	/s/ Robert O. Lorenz Robert O. Lorenz, Lead Independent Director

Date December 10, 2008	Date December 10, 2008

/s/ Robert A. Reece	/s/ Robert E. Robotti
Robert A. Reece, Director	Robert E. Robotti, Director

Date December 10, 2008	Date December 10, 2008

/s/ H. Grant Swartzwelder H. Grant Swartzwelder, Director

Date December 10, 2008

(58)