Form 10-Q
period 2009-12-31
PANHANDLE OIL & GAS INC
filed 2010-02-08
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________
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
☐ Yes     ☑ No
Outstanding shares of Class A Common stock (voting) at February 8, 2010: 8,311,636

PART 1 FINANCIAL INFORMATION
PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at December 31, 2009 is unaudited)

	December 31, 2009	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$516,751	$639,908
Oil and natural gas sales receivables, net of allowance for uncollectible accounts	9,001,365	7,747,557
Deferred income taxes	1,622,900	1,934,900
Refundable production taxes	178,324	616,668
Other	165,542	68,817

Total current assets	11,484,882	11,007,850

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and natural gas properties	199,839,742	198,076,244
Non-producing oil and natural gas properties	10,248,480	10,332,537
Furniture and fixtures	584,060	578,460

	210,672,282	208,987,241
Less accumulated depreciation, depletion and amortization	118,733,463	112,900,027

Net properties and equipment	91,938,819	96,087,214

Investments	656,723	682,391
Refundable production taxes	915,277	772,177

Total assets	$104,995,701	$108,549,632

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,786,043	$4,810,687
Derivative contracts	864,495	1,726,901
Accrued liabilities	759,427	1,033,570

Total current liabilities	5,409,965	7,571,158

Long-term debt	8,522,231	10,384,722
Deferred income taxes	24,135,650	24,064,650
Asset retirement obligations	1,629,918	1,620,225
Derivative contracts	—	786,534

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,431,502 issued at December 31, 2009 and at September 30, 2009	140,524	140,524
Capital in excess of par value	1,922,053	1,922,053
Deferred directors’ compensation	1,911,530	1,862,499
Retained earnings	65,634,110	64,507,547

	69,608,217	68,432,623
Less treasury stock, at cost; 119,866 shares at December 31, 2009 and at September 30, 2009	(4,310,280)	(4,310,280)

Total stockholders’ equity	65,297,937	64,122,343

Total liabilities and stockholders’ equity	$104,995,701	$108,549,632

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Revenues:
Oil and natural gas sales	$10,810,432	$10,616,664
Lease bonuses and rentals	30,828	113,380
Gains (losses) on natural gas derivative contracts	1,403,340	393,007
Gain on asset sales, interest and other	103,151	58,060
Income from partnerships	76,752	138,591

	12,424,503	11,319,702
Costs and expenses:
Lease operating expenses	2,306,544	1,749,143
Production taxes	355,042	406,748
Exploration costs	576,261	172,265
Depreciation, depletion and amortization	5,292,695	6,950,092
Provision for impairment	—	1,875,920
General and administrative	1,416,798	1,219,163
Interest expense	65,785	—

	10,013,125	12,373,331

Income (loss) before provision (benefit) for income taxes	2,411,378	(1,053,629)

Provision (benefit) for income taxes	703,000	(179,000)

Net income (loss)	$1,708,378	$(874,629)

Basic earnings (loss) per common share (Note 3)	$0.20	$(0.10)

Weighted average shares outstanding:
Common shares	8,311,636	8,300,128
Unissued, vested directors’ shares	100,553	87,915

	8,412,189	8,388,043

Dividends declared per share of common stock and paid in period	$0.07	$0.07

Dividends declared per share of common stock for and to be paid in the quarter ended March 31	$—	$0.07

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Information at and for the three months ended December 31, 2009 is unaudited)
Three Months Ended December 31, 2009

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2009	8,431,502	$140,524	$1,922,053	$1,862,499	$64,507,547	(119,866)	$(4,310,280)	$64,122,343

Net income	—	—	—	—	1,708,378	—	—	1,708,378

Dividends ($.07 per share)	—	—	—	—	(581,815)	—	—	(581,815)

Increase in deferred directors’ compensation charged to expense	—	—	—	49,031	—	—	—	49,031

Balances at December 31, 2009	8,431,502	$140,524	$1,922,053	$1,911,530	$65,634,110	(119,866)	$(4,310,280)	$65,297,937

Three Months Ended December 31, 2008

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2008	8,431,502	$140,524	$2,090,070	$1,605,811	$69,236,604	(131,374)	$(4,724,108)	$68,348,901

Net loss	—	—	—	—	(874,629)	—	—	(874,629)

Dividends ($.14 per share)	—	—	—	—	(1,162,018)	—	—	(1,162,018)

Increase in deferred directors’ compensation charged to expense	—	—	—	38,629	—	—	—	38,629

Balances at December 31, 2008	8,431,502	$140,524	$2,090,070	$1,644,440	$67,199,957	(131,374)	$(4,724,108)	$66,350,883

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2009	2008
Operating Activities
Net income (loss)	$1,708,378	$(874,629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized gains (losses) on natural gas derivative contracts	(1,648,940)	646,193
Depreciation, depletion, amortization and impairment	5,292,695	8,826,012
Provision for deferred income taxes	383,000	205,000
Exploration costs	576,161	172,265
Net (gain) loss on sale of assets	(133,192)	(115,377)
Income from partnerships	(76,752)	(138,591)
Distributions received from partnerships	102,420	150,164
Directors’ deferred compensation expense	49,031	38,629
Cash provided by changes in assets and liabilities:
Oil and natural gas sales receivables	(1,253,808)	6,528,078
Refundable income taxes	—	(386,512)
Refundable production taxes	295,244	(194,212)
Other current assets	(96,725)	27,915
Accounts payable	(102,443)	501,227
Income taxes payable	(51,770)	—
Accrued liabilities	(222,373)	(330,669)

Total adjustments	3,112,548	15,930,122

Net cash provided by operating activities	4,820,926	15,055,493

Investing Activities
Capital expenditures, including dry hole costs	(2,658,662)	(18,442,452)
Proceeds from leasing of fee mineral acreage	56,004	118,955
Proceeds from sales of assets	102,881	2,000

Net cash used in investing activities	(2,499,777)	(18,321,497)

Financing Activities
Borrowings under debt agreement	5,000,388	18,316,045
Payments of loan principal	(6,862,879)	(15,023,806)
Payments of dividends	(581,815)	(581,009)

Net cash provided by (used in) financing activities	(2,444,306)	2,711,230

Decrease in cash and cash equivalents	(123,157)	(554,774)
Cash and cash equivalents at beginning of period	639,908	895,708

Cash and cash equivalents at end of period	$516,751	$340,934

Supplemental Schedule of Noncash Investing and Financing Activities
Dividends declared and unpaid	$—	$581,009

Additions to asset retirement obligations	$9,693	$90,059

Gross additions to properties and equipment	$1,736,461	$12,385,991
Net (increase) decrease in accounts payable for properties
and equipment additions	922,201	6,056,461

Capital expenditures, including dry hole costs	$2,658,662	$18,442,452

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
     Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
     Management has evaluated the impact of subsequent events for inclusion in the Company’s Consolidated Financial Statements occurring after December 31, 2009 through February 8, 2010, the date the Company’s financial statements were issued, and, in the opinion of management, the Company’s Condensed Consolidated Financial Statements and Notes contain all necessary adjustments and disclosures resulting from that evaluation.
NOTE 2: Income Taxes
     The Company’s provision or benefit for income taxes (both federal and state) differs from the statutory rate primarily due to estimated federal and state benefits generated from estimated excess federal percentage depletion, estimated excess Oklahoma percentage depletion and a valuation allowance in fiscal 2009 ($278,000) placed on certain state tax net operating loss carryforwards (NOLs) the Company no longer believes are more likely than not to be utilized in future periods prior to expiration.
     These estimated federal and state benefits are largely due to excess federal percentage depletion (limited to certain production volumes and by certain net income levels) and excess Oklahoma percentage depletion (with no limitation on production volume or net income) which reduces estimated taxable income or adds to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion allowance estimates will be updated throughout the year until finalized with the detail well-by-well calculations at fiscal year-end. The effect of the federal and Oklahoma excess percentage depletion when a provision for income taxes is recorded, is to decrease the effective tax rate (as is the case as of December 31, 2009), while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefit of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax loss or income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant.
NOTE 3: Basic Earnings (Loss) per Share
     Basic earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ shares during the period.
NOTE 4: Long-term Debt
     The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $50,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and a 9% discount rate to the Company’s proved reserves as calculated by the Company’s Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to risk all proved non-producing and proved undeveloped reserves. Effective February 3, 2009, the Company amended its revolving credit facility with BOK to increase the borrowing base from $15,000,000 to $25,000,000 (the revolving loan amount remains $50,000,000), restructure the interest rate, secure the loan by certain of the Company’s properties (with a carrying value of $36,422,588)and change the maturity date to October 31, 2011. Effective May 20, 2009 the Company again increased the borrowing base from $25,000,000 to $35,000,000. On December 8, 2009, Panhandle’s banks reaffirmed the Company’s $35,000,000 borrowing base and extended the maturity date of the credit facility to October 31, 2012. The restructured interest rate is based on national prime plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%, with an established interest rate floor of 4.50% annually. The 4.50% interest rate floor was in effect at December 31, 2009. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. If the interest rate calculation utilizing the national prime or LIBOR rate exceeds the interest rate floor, the interest rate spread from national prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties.

(5)

     Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At December 31, 2009, the Company was in compliance with the covenants of the BOK agreement.
NOTE 5: Dividends
     On October 28, 2009, the Company’s Board of Directors declared a $.07 per share dividend that was paid on December 10, 2009 to shareholders of record on November 24, 2009.
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
NOTE 7: Oil and Natural Gas Reserves
     The estimation of crude oil and natural gas reserves affects depreciation, depletion and amortization (DD&A) and impairment calculations. On an annual basis, with a semi-annual update, the Company’s consulting engineer (Pinnacle Energy Services, LLC), with assistance from Company staff, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Separate reserve estimates are made using current and projected future prices of crude oil and natural gas. According to guidelines and definitions established by the SEC, DD&A must be calculated using non-escalated prices current with the period end for which estimates are being made, while reserve estimations used in assessments for asset impairments are calculated using projected future crude oil and natural gas prices. When significant crude oil and natural gas price changes occur between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing price decks current with the period. For DD&A calculation purposes, crude oil and natural gas reserves as of December 31, 2009 were updated, utilizing December 31, 2009 crude oil and natural gas prices ($74.99 per barrel of crude oil and $5.16 per Mcf of natural gas) held flat over the lives of the properties. The update of crude oil and natural gas reserves utilizing price decks as of December 31, 2009 positively impacted the reserves as the higher prices extended the economic lives of the Company’s properties resulting in higher overall reserve volumes. The higher prices resulted in upward revisions to crude oil and natural gas reserves of approximately 50,000 barrels and 13,731,000 Mcf, respectively. In comparison, prices used for the September 30, 2009 annual report were $66.96 per barrel of crude oil and $2.86 per Mcf of natural gas held flat over the lives of the properties. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management.
     The Company will not adopt the SEC Modernization of Oil and Gas reporting requirements until September 30, 2010, as early adoption is not permitted.
NOTE 8: Impairment
     All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and natural gas, future production costs, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and natural gas reserves. When significant crude oil and natural gas price changes occur between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. The assessment at December 31, 2009 resulted in no impairment provision. As of the quarter ended December 31, 2008, the Company’s test for impairment resulted in a charge to impairment of $1,875,920. The majority of the impairment related to 2 fields, one in Wheeler County, Texas consisting of one deep well (drilled in 2006 and had mechanical issues during completion which dramatically increased costs) and one mature field in Beckham County, Oklahoma principally consisting of wells drilled in 2006 and prior. A reduction in oil and natural gas prices or a decline in reserve volumes could lead to additional impairment that may be material to the Company.

(6)

NOTE 9: Capitalized Costs
     Oil and natural gas properties include costs of $4,894 on exploratory wells which were drilling and/or testing at December 31, 2009.
NOTE 10: Derivatives
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
Derivative contracts in place as of December 31, 2009
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

(1)	CEGT — Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma

PEPL — Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a liability of $864,495 as of December 31, 2009 and a liability of $2,513,435 as of September 30, 2009. Realized and unrealized gains and (losses) for the periods ended December 31, 2009 and December 31, 2008 are scheduled below:

	Three months ended
Gains (losses) on natural gas derivative contracts — current	12/31/2009	12/31/2008
Realized	$(245,600)	$1,039,200
Increase (decrease) in fair value	1,648,940	(646,193)

Total	$1,403,340	$393,007

     To the extent that a legal offset exists, the Company nets the fair value of its derivative contracts with the same counterparty in the accompanying balance sheets. The following table summarizes the Company’s derivative contracts as of December 31, 2009 and September 30, 2009:

(7)

	Balance Sheet	12/31/2009	9/30/2009
	Location	Fair Value	Fair Value
Liability Derivatives:
Derivatives not designated as Hedging Instruments:
Commodity contracts	Short-term derivative contracts	$864,495	$1,726,901
Commodity contracts	Long-term derivative contracts	—	786,534

Total Liability Derivatives (a)		$864,495	$2,513,435

(a)	See Fair Value Measurements section for further disclosures regarding fair value of financial instruments.
     The fair value of derivative assets and derivative liabilities is adjusted for credit risk. The impact of credit risk was immaterial for all periods presented.
NOTE 11: Exploration Costs
     In the quarter ended December 31, 2009, an impairment loss of $575,633 was charged to exploration costs for individually insignificant non-producing leases which the Company believes will not be transferred to proved properties over the remaining lives of the leases. The Company also had additional costs of $628 related to expired leases and dry hole adjustments. In the quarter ended December 31, 2008, an impairment loss of $129,828 was charged to exploration costs for non-producing leases as well as additional costs of $42,437 related to expired leases and two low cost dry holes.
NOTE 12: Fair Value Measurements
     Effective October 1, 2008, the Company adopted guidance which established a framework for measuring the fair value of assets and liabilities measured on a recurring basis and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this guidance by one year for nonfinancial assets and liabilities. Consequently, the Company only applied the fair value measurement statement to financial assets and liabilities and delayed application for nonfinancial assets and liabilities (including, but not limited to, its asset retirement obligations) until the Company’s fiscal year beginning October 1, 2009, as permitted. Upon adoption as of October 1, 2009, the impact of full application for nonfinancial assets and liabilities on its financial position, results of operations and cash flows was not material.
     This guidance defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, i.e., an exit price. To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability; or (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the financial asset or liability. Counterparty quotes are generally assessed as a Level 3 input.
     The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts — Swaps	$—	$(864,495)	$—	$(864,495)

Level 2	—	The fair values of the Company’s natural gas swaps are corroborated by observable market data by correlation to Nymex natural gas forward curve pricing. These values are based upon, among other things, future prices and time to maturity.

(8)

NOTE 13: Fair Values of Financial Instruments
     The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, refundable income taxes, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of Company’s debt approximates its carrying amount due to the interest rates on the Company’s revolving line of credit being rates which are approximately equivalent to market rates for similar type debt based on the Company’s credit worthiness.
NOTE 14: New Accounting Pronouncements
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
     In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled Modernization of Oil and Gas Reporting Requirements, are the following changes: 1) permits use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enables companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allows previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requires companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requires the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requires companies to report oil and natural gas reserves using an average sales price based upon the prior 12-month period, rather than period-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently assessing the impact that adoption of this rule will have on its financial disclosures.
     In January 2010, the FASB issued an Accounting Standards Update (ASU) entitled Oil and Gas Reserve Estimation and Disclosures. This ASU amends the FASB accounting standards to align the reserve calculation and disclosure requirements with the requirements in the new SEC Rule, Modernization of Oil and Gas Reporting Requirements. The ASU will be effective for annual reporting periods ending on or after December 31, 2009.
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
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     Forward-Looking Statements for fiscal 2010 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and natural gas reserves and other information currently available to management. The Company cautions that the Forward-Looking Statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and natural gas reserves. Investors should also read the other information in this Form 10-Q and the Company’s 2009 Annual Report on Form 10-K where risk factors are presented and further discussed. For all the above reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

(9)

LIQUIDITY AND CAPITAL RESOURCES
     The Company had positive working capital of $6,074,917 at December 31, 2009 compared to positive working capital of $3,436,692 at September 30, 2009 as detailed below:
ANALYSIS OF CHANGE IN WORKING CAPITAL

	As of	As of
	12/31/2009	9/30/2009	Change
CURRENT ASSETS:
Cash and cash equivalents	$516,751	$639,908	$(123,157)
Oil and natural gas sales receivables (net) (1)	9,001,365	7,747,557	1,253,808
Deferred income taxes	1,622,900	1,934,900	(312,000)
Refundable production taxes (2)	178,324	616,668	(438,344)
Other current assets	165,542	68,817	96,725

Total current assets	11,484,882	11,007,850	477,032

CURRENT LIABILITIES:
Accounts payable (3)	3,786,043	4,810,687	(1,024,644)
Derivative contracts (4)	864,495	1,726,901	(862,406)
Accrued liabilities (5)	759,427	1,033,570	(274,143)

Total current liabilities	5,409,965	7,571,158	(2,161,193)

WORKING CAPITAL	$6,074,917	$3,436,692	$2,638,225

(1)	The increase in oil and natural gas sales receivables was the result of increased oil and natural gas prices, partially offset by decreases in oil and natural gas production volumes.

(2)	Refundable production taxes decreased as payments of approximately $440,000 were received during the 2010 quarter.

(3)	Accounts payable decreased due to reduced drilling activity.

(4)	The overall liability position of the Company’s derivative contracts decreased as payments of derivative contract liabilities in the amount of $245,600 were made during the 2010 quarter, and as lower forward looking prices since September 30, 2009 reduced the Company’s liability position on its derivative contracts.

(5)	Payment of accrued bonus compensation of $406,890 was made in the 2010 quarter (these bonuses were accrued during fiscal year 2009); partially offset by the accrual of a portion of fiscal year 2010 bonuses in the 2010 quarter.
     Cash flow provided by operating activities decreased 68% to $4,820,926 in the 2010 quarter as compared to the 2009 quarter. The following schedule and footnotes explain major elements of the decrease:

(10)

ANALYSIS OF CHANGE IN CASH PROVIDED BY OPERATING ACTIVITIES

	As of	As of
	12/31/2009	12/31/2008	Change

Net income (loss)	$1,708,378	$(874,629)	$2,583,007

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized gains (losses) on natural gas derivative contracts (3)	(1,648,940)	646,193	(2,295,133)
Depreciation, depletion, amortization and impairment (1)	5,292,695	8,826,012	(3,533,317)
Deferred income taxes (net)	383,000	205,000	178,000
Exploration costs	576,161	172,265	403,896
Net (gain) loss on sale of assets	(133,192)	(115,377)	(17,815)
Income from partnerships	(76,752)	(138,591)	61,839
Distributions received from partnerships	102,420	150,164	(47,744)
Directors deferred compensation	49,031	38,629	10,402

Cash provided by changes in assets and liabilities:
Oil and gas sales receivables (2)	(1,253,808)	6,528,078	(7,781,886)
Refundable income taxes	—	(386,512)	386,512
Refundable production taxes	295,244	(194,212)	489,456
Other current assets	(96,725)	27,915	(124,640)
Accounts payable	(102,443)	501,227	(603,670)
Income taxes payable	(51,770)	—	(51,770)
Accrued liabilities	(222,373)	(330,669)	108,296

Net cash provided by operating activities	$4,820,926	$15,055,493	$(10,234,567)

(1)	Depreciation, depletion and amortization (DD&A) declined as a result of a decline in oil and natural gas production, increased oil and natural gas reserves and a net reduction during fiscal year 2009 of approximately $3,091,000 of asset basis subject to DD&A. No impairment was recorded in the 2010 quarter. For further discussion related to these items, see “Depreciation, Depletion and Amortization” and “Provision for Impairment” in Management’s Discussion and Analysis.

(2)	An increase in oil and natural gas sales receivables during the 2010 quarter decreased net cash provided by operating activities $1,253,808 as oil and natural gas sales were at higher oil and natural gas sales prices. Whereas, a decrease in oil and natural gas sales receivables during the 2009 quarter increased net cash provided by operating activities $6,528,078 primarily due to declines in oil and natural gas sales prices.

(3)	During the 2010 quarter, the fair value of derivative contracts increased $1,648,940. During the 2009 quarter, the fair value of derivative contracts decreased $646,193.
     Additions to properties and equipment for oil and natural gas activities during the 2010 first quarter were $1,736,461 ($12,385,991 in the 2009 quarter). Natural gas prices have increased during recent months and management expects natural gas prices for the remainder of fiscal 2010 to be higher than those experienced during the last three quarters of fiscal 2009. These natural gas prices are expected to increase drilling activity industry-wide which should provide more opportunities for the Company to participate as a working interest owner in the drilling and completion of new wells. In addition, two relatively new horizontal drilling plays have begun to develop in areas where the Company owns mineral interests and should provide the Company with working interest participation opportunities in the drilling and completion of new wells. These two plays are the Anadarko (Cana) Woodford Shale play and the Horizontal Granite Wash play, both of which are in western Oklahoma. The Company not being the operator of any of its oil and natural gas properties makes it extremely difficult for management to predict with certainty levels of participation in drilling and completing new wells and associated capital expenditures. However, based on management’s assessment of current conditions, fiscal 2010 additions to property and equipment for oil and natural gas activities are projected to be approximately $20 million; whereas additions to property and equipment for oil and natural gas activities in fiscal 2009 were $28,540,290.
     The Company has funded capital additions, overhead costs and dividend payments primarily from cash provided by operating activities. However, during times of oil and natural gas price decreases, or increased expenditures for drilling, the

(11)

Company has utilized its revolving line-of-credit facility to help fund these expenditures. The Company’s continued drilling activity, combined with normal delays in receiving first payments from new production, could result in increased borrowings under the Company’s credit facility. The Company has availability ($26,477,769 at December 31, 2009) under its restructured revolving credit facility and also is well within compliance on its debt covenants (current ratio, debt to EBITDA, tangible net worth and dividends as a percent of operating cash flow). While the Company believes the availability could be increased, if needed, by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.
RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2009 — COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008
Overview:
     The Company recorded a first quarter 2010 net income of $1,708,378, or $.20 per share, as compared to a net loss of $874,629 or $.10 per share in the 2009 quarter. Major contributing factors were decreased impairment and DD&A and increased gain on natural gas derivative contracts. These items are further discussed below.
Revenues:
     Total revenues were up $1,104,801 or 10% for the 2010 quarter, primarily the result of a $1,010,333 increase in gain on natural gas derivative contracts and a $193,768 increase in oil and natural gas sales. The decline in forward looking natural gas prices since September 30, 2009 has resulted in a net gain on natural gas derivative contracts of $1,403,340 in the 2010 quarter as compared to a net gain of $393,007 recorded in the 2009 quarter. The oil and natural gas sales increase was due to increases in average oil and natural gas prices of 38% and 7%, respectively, partially offset by decreases in oil and natural gas sales volumes of 9% each. The table below outlines the Company’s production and average sales prices for oil and natural gas for the three month periods of fiscal 2010 and 2009:

	Barrels	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price

Three months ended 12/31/09	27,454	$71.30	2,113,420	$4.19	2,278,144	$4.75
Three months ended 12/31/08	30,260	$51.80	2,313,739	$3.91	2,495,299	$4.25
     During the first quarter of 2009, the Company had several new wells that were completed and put on line, whereas few wells were completed and put on line during the 2010 first quarter. Decreased drilling activity which began in 2009, and has continued through the first quarter of fiscal 2010 resulted in a slight decrease in production. The natural production decline of existing wells is currently exceeding production from newly completed wells.
     For the past year, depressed natural gas prices have limited the Company’s opportunities to participate in drilling new wells; and, among these opportunities, the Company has been very selective. The Company owns working interests in newly completed wells which began producing during December 2009 and are expected to significantly contribute to the Company’s natural gas production and help mitigate the current production decline. Management expects natural gas prices for 2010 to exceed those of 2009; and, therefore expects drilling activity to increase over current levels. Drilling activity in two major plays where the Company owns mineral acreage, the Anadarko (Cana) Woodford Shale and the horizontal Granite Wash, is continuing to increase and should provide more opportunity for the Company.
     Production for the last five quarters was as follows:

Quarter ended	Barrels Sold	Mcf Sold	Mcfe Sold
12/31/09	27,454	2,113,420	2,278,144
9/30/09	29,011	2,181,985	2,356,051
6/30/09	34,145	2,442,604	2,647,474
3/31/09	34,744	2,171,660	2,380,124
12/31/08	30,260	2,313,739	2,495,299
Gains on Natural Gas Derivative Contracts:
     At December 31, 2009, the Company’s fair value of derivative contracts was a liability of $864,495; whereas at December 31, 2008, the Company’s fair value of derivative contracts was $0. The Company recorded a gain during the fiscal 2010 first quarter of $1,403,340 as compared to a gain of $393,007 for the fiscal 2009 quarter. See the table under “NOTE 10: Derivatives” for a breakdown of the realized and unrealized gains and losses on derivative contracts in place during the quarters ended December 31, 2009 and 2008.

(12)

Lease Operating Expenses (LOE):
     LOE increased $557,401 or 32% in the 2010 quarter as compared to the 2009 quarter, and LOE per Mcfe increased in the 2010 quarter to $1.01 per Mcfe from $.70 per Mcfe in the 2009 quarter. Both the total LOE increase and the LOE per Mcfe increase are due to natural gas production from the Woodford Shale and Fayetteville Shale areas making up a greater proportion of total production. These two areas are where value based fees (primarily gathering and marketing costs), which are charged as a percent of natural gas sales, are significantly higher than like fees charged in other of the Company’s production areas. Total value based fees increased $661,575 in the 2010 quarter. Value based fees per Mcfe were $.58 in the 2010 quarter, as compared to $.26 in the 2009 quarter. The value based fees in the Woodford Shale and Fayetteville Shale areas typically are 12% to 19% of natural gas sales as compared to 6% on all other areas of natural gas production. LOE related to field operating costs in the 2010 quarter decreased $104,174 in total, as compared to the 2009 quarter, while field operating costs per Mcfe remained flat from the 2009 quarter to the 2010 quarter at $.37 per Mcfe.
Production Taxes:
     Production taxes decreased $51,706 or 13% in the 2010 quarter as compared to the 2009 quarter. Although oil and natural gas sales increased, production taxes decreased in the 2010 quarter as nearly all new wells coming on line during the past year have been horizontal Woodford Shale or Fayetteville Shale wells qualifying for production tax credits in Oklahoma or Arkansas. In the 2010 quarter, the Company also received production tax credit refunds on royalty interests which had not been previously accrued. Production taxes as a percentage of oil and natural gas sales decreased from 3.8% in the 2009 quarter to 3.3% in the 2010 quarter.
Exploration Costs:
     Exploration costs increased $403,996 in the 2010 quarter as compared to the 2009 quarter. Due to the shorter timeframe before expiration of certain of the Company’s non-producing leases, and the reassessment of risk of commercial production from such leases, non-producing leasehold was impaired $575,633 in the 2010 quarter, as compared to $129,828 in the 2009 quarter. Charges on two low cost exploratory dry holes totaled $24,247 during the 2009 quarter; whereas, in the 2010 quarter no exploratory dry holes were drilled.
Depreciation, Depletion and Amortization (DD&A):
     DD&A decreased $1,657,397 or 24% in the 2010 quarter. DD&A in the 2010 quarter was $2.32 per Mcfe as compared to $2.79 per Mcfe in the 2009 quarter. Oil and natural gas production decreased 9% in the 2010 quarter accounting for approximately $605,000 of the DD&A decrease. The remaining DD&A decrease of approximately $1,052,000 is attributable to the $.47 decline in the DD&A rate per Mcfe. This rate declined as a result of increased oil and natural gas reserves as of December 31, 2009, as compared to December 31, 2008, and a net reduction in asset basis subject to DD&A of approximately $3,091,000 during fiscal year 2009. This asset basis reduction occurred as DD&A and impairment, combined with the basis reduction associated with assets sold, exceeded new additions to properties and equipment for oil and natural gas activities during fiscal year 2009.
Provision for Impairment:
     Provision for impairment decreased $1,875,920 in the 2010 quarter as compared to the 2009 quarter. No impairment was recorded in the 2010 quarter. During the 2009 quarter, impairment of $1,875,920 was recorded on 16 fields. The majority of the impairment related to 2 fields, one in Wheeler County, Texas consisting of one deep well (drilled in 2006 and had mechanical issues during completion which dramatically increased costs) and one mature field in Beckham County, Oklahoma principally consisting of wells drilled in 2006 and prior. A reduction in oil and natural gas prices or a decline in reserve volumes could lead to additional impairment that may be material to the Company.
General and Administrative Costs (G&A):
     G&A increased $197,635 or 16% in the 2010 quarter, as compared to the 2009 quarter, due primarily to increases in the following expense categories: personnel $113,306, legal $44,142, audit and tax preparation $27,711 and technical consulting $14,809.

(13)

Income Taxes:
     Provision for income taxes increased in the 2010 quarter by $882,000, the result of a $3,465,007 increase in income before income taxes in the 2010 quarter compared to a loss in the 2009 quarter. The effective tax rate for the 2010 and 2009 quarters were 29% and 17%, respectively. Excess percentage depletion (a permanent tax benefit) reduced the effective tax rate less in the 2010 quarter, as compared to the 2009 quarter, resulting in a higher effective tax rate for the 2010 quarter. For further discussion regarding excess percentage depletion and its effect on the effective tax rate, see NOTE 2: Income Taxes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2009.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s revenue can be significantly impacted by changes in market prices for oil and natural gas. Based on the Company’s fiscal 2009 production, a $.10 per Mcf change in the price received for natural gas production would result in a corresponding $911,000 annual change in revenue. A $1.00 per barrel change in the price received for oil production would result in a corresponding $128,000 annual change in revenue. Cash flows could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the national prime rate plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%, with an established interest rate floor of 4.50% annually. The 4.5% interest rate floor was in effect at December 31, 2009. At December 31, 2009, the Company had $8,522,231 outstanding under these facilities. A change of .5% in the prime rate or on LIBOR would result in a change to interest expense of $42,611.
     The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas prices. Volumes under such contracts do not exceed expected production. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas prices. These derivative contracts may expose the Company to risk of financial loss and limit the benefit of future increases in prices (Refer to NOTE 10). A change of 10% in the forward strip prices would result in a change to gain (loss) on derivative contracts of approximately $2 million.
     Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of DD&A. Based on the Company’s 2009 DD&A, a 10% change in the DD&A rate per Mcfe would result in a corresponding annual change in DD&A expense of approximately $2.8 million. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management.
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

(14)

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

PANHANDLE OIL AND GAS INC.
February 8, 2010	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

February 8, 2010	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

February 8, 2010	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(15)