Form 10-Q
period 2011-06-30
PANHANDLE OIL & GAS INC
filed 2011-08-08
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2011.

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
☐ Yes ☑ No
Outstanding shares of Class A Common stock (voting) at August 8, 2011: 8,245,461

INDEX

Page
Part I Financial Information

Item 1 Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2011 and September 30, 2010	1

Condensed Consolidated Statements of Operations — Three months and nine months ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Stockholders’ Equity — Nine months ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows — Nine months ended June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2 Management’s discussion and analysis of financial condition and results of operations	11

Item 3 Quantitative and qualitative disclosures about market risk	16

Item 4 Controls and procedures	17

Part II Other Information	17

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6 Exhibits and reports on Form 8-K	17

Signatures	18
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

The following defined terms are used in this report:
“Bbl(s)” means barrel(s)
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

PART 1 FINANCIAL INFORMATION
PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,623,125	$5,597,258
Oil and natural gas sales receivables, net of allowance for uncollectible accounts	8,409,724	9,063,002
Derivative contracts	292,759	1,481,527
Refundable income taxes	878,860	-
Refundable production taxes	284,730	804,120
Other	77,845	412,778

Total current assets	15,567,043	17,358,685

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and natural gas properties	222,650,712	207,928,578
Non-producing oil and natural gas properties	10,686,973	9,616,330
Furniture and fixtures	667,432	656,889

	234,005,117	218,201,797
Less accumulated depreciation, depletion and amortization	142,590,914	131,983,249

Net properties and equipment	91,414,203	86,218,548

Investments	625,341	754,208
Derivative contracts	-	138,799
Refundable production taxes	1,214,795	654,599

Total assets	$108,821,382	$105,124,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,558,643	$5,062,806
Deferred income taxes	19,100	354,100
Accrued income taxes	-	922,136
Other liabilities	962,583	920,782

Total current liabilities	6,540,326	7,259,824

Deferred income taxes	24,235,650	22,552,650
Asset retirement obligations	1,750,938	1,730,369
Derivative contracts	21,310	-

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,431,502 issued at June 30, 2011, and September 30, 2010	140,524	140,524
Capital in excess of par value	1,922,029	1,816,365
Deferred directors’ compensation	2,552,459	2,222,127
Retained earnings	77,706,189	73,599,733

	82,321,201	77,778,749
Less treasury stock, at cost; 186,041 shares at June 30, 2011, and 120,560 at September 30, 2010	(6,048,043)	(4,196,753)

Total stockholders’ equity	76,273,158	73,581,996

Total liabilities and stockholders’ equity	$108,821,382	$105,124,839

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues:
Oil and natural gas (and associated natural gas liquids) sales	$11,190,482	$9,659,803	$31,829,991	$32,981,230
Lease bonuses and rentals	83,485	934,532	225,340	1,057,468
Gains (losses) on derivative contracts	344,856	(218,935)	332,183	5,410,714
Income from partnerships	69,594	86,470	179,910	190,694

	11,688,417	10,461,870	32,567,424	39,640,106
Costs and expenses:
Lease operating expenses	2,212,181	1,681,982	6,491,630	6,166,102
Production taxes	268,425	236,793	1,035,497	1,041,738
Exploration costs	418,055	538,262	995,512	1,415,025
Depreciation, depletion and amortization	3,716,460	5,221,723	10,782,656	15,998,498
Provision for impairment	2,927	-	830,946	12,370
Loss (gain) on asset sales, interest and other	(44,279)	(989,152)	(63,505)	(987,333)
General and administrative	1,423,219	1,507,962	4,529,157	4,353,462

	7,996,988	8,197,570	24,601,893	27,999,862

Income before provision for income taxes	3,691,429	2,264,300	7,965,531	11,640,244

Provision for income taxes	1,041,000	753,000	2,116,000	3,257,000

Net income	$2,650,429	$1,511,300	$5,849,531	$8,383,244

Basic and diluted earnings per common share (Note 3)	$0.32	$0.18	$0.70	$1.00

Basic and diluted weighted average shares outstanding:
Common shares	8,256,252	8,311,636	8,279,784	8,311,636
Unissued, directors’ deferred compensation shares	123,310	112,160	119,943	110,640

	8,379,562	8,423,796	8,399,727	8,422,276

Dividends declared per share of common stock and paid in period	$0.07	$0.07	$0.21	$0.21

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended June 30, 2011

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2010	8,431,502	$140,524	$1,816,365	$2,222,127	$73,599,733	(120,560)	$(4,196,753)	$73,581,996

Purchase of treasury stock	—	—	—	—	—	(65,481)	(1,851,290)	(1,851,290)

Restricted stock awards	—	—	105,664	—	—	—	—	105,664

Net income	—	—	—	—	5,849,531	—	—	5,849,531

Dividends ($.21 per share)	—	—	—	—	(1,743,075)	—	—	(1,743,075)

Increase in deferred directors’ compensation charged to expense	—	—	—	330,332	—	—	—	330,332

Balances at June 30, 2011 (unaudited)	8,431,502	$140,524	$1,922,029	$2,552,459	$77,706,189	(186,041)	$(6,048,043)	$76,273,158

Nine Months Ended June 30, 2010

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2009	8,431,502	$140,524	$1,922,053	$1,862,499	$64,507,547	(119,866)	$(4,310,280)	$64,122,343

Net income	—	—	—	—	8,383,244	—	—	8,383,244

Dividends ($.21 per share)	—	—	—	—	(1,745,444)	—	—	(1,745,444)

Increase in deferred directors’ compensation charged to expense	—	—	—	319,151	—	—	—	319,151

Balances at June 30, 2010 (unaudited)	8,431,502	$140,524	$1,922,053	$2,181,650	$71,145,347	(119,866)	$(4,310,280)	$71,079,294

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2011	2010
	(unaudited)
Operating Activities
Net income	$5,849,531	$8,383,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,782,656	15,998,498
Impairment	830,946	12,370
Provision for deferred income taxes	1,348,000	613,000
Exploration costs	995,512	1,039,905
Net (gain) loss on sale of assets	(223,587)	(1,139,072)
Income from partnerships	(40,722)	(190,694)
Distributions received from partnerships	289,582	270,817
Directors’ deferred compensation expense	330,332	319,151
Restricted stock awards	105,664	-
Other	-	64,555
Cash provided by changes in assets and liabilities:
Oil and natural gas sales receivables	653,278	(458,037)
Fair value of derivative contracts	1,348,877	(4,301,814)
Refundable production taxes	(40,806)	12,876
Other current assets	334,933	(1,153,067)
Accounts payable	36,593	143,270
Income taxes receivable	(878,860)	-
Income taxes payable	(922,136)	360,966
Accrued liabilities	41,801	259,172

Total adjustments	14,992,063	11,851,896

Net cash provided by operating activities	20,841,594	20,235,140

Investing Activities
Capital expenditures, including dry hole costs	(17,358,890)	(8,189,105)
Proceeds from leasing of fee mineral acreage	256,583	1,256,102
Investments in partnerships	(119,993)	(43,413)
Proceeds from sales of assets	938	401,168

Net cash used in investing activities	(17,221,362)	(6,575,248)

Financing Activities
Borrowings under debt agreement	-	10,799,814
Payments of loan principal	-	(21,184,536)
Purchase of treasury stock	(1,851,290)	-
Payments of dividends	(1,743,075)	(1,745,444)

Net cash provided by (used in) financing activities	(3,594,365)	(12,130,166)

Increase (decrease) in cash and cash equivalents	25,867	1,529,726
Cash and cash equivalents at beginning of period	5,597,258	639,908

Cash and cash equivalents at end of period	$5,623,125	$2,169,634

Supplemental Schedule of Noncash Investing and Financing Activities
Additions to asset retirement obligations	$20,569	$18,950

Gross additions to properties and equipment	$17,818,134	$7,541,102
Net (increase) decrease in accounts payable for properties and equipment additions	(459,244)	648,003

Capital expenditures, including dry hole costs	$17,358,890	$8,189,105

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
     Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume or income, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion benefits, when a provision for income taxes is recorded, decrease the effective tax rate (as is the case as of June 30, 2011 and 2010), while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant.
NOTE 3: Basic and Diluted Earnings per Share
     Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued directors’ deferred compensation shares during the period.
NOTE 4: Long-term Debt
     The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $80,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and a 9% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to risk all proved non-producing and proved undeveloped reserves. The facility, which was undrawn at both June 30, 2011 and September 30, 2010, has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $28,094,833 at June 30, 2011. The facility matures on November 30, 2014. The interest rate is based on national prime plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from national prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties.
     Since the bank charges a customary non-use fee of .25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35 million. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At June 30, 2011, the Company was in compliance with the covenants of the BOK agreement.

(5)

NOTE 5: Deferred Compensation Plan for Directors
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
NOTE 6: Restricted Stock Plan
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
     The impact of these awards on G&A expense in the quarter and nine months ended June 30, 2011 was $32,515 and $77,058, respectively. There was no such expense in the corresponding 2010 periods. As of June 30, 2011, there was $397,305 of total unrecognized compensation cost related to these awards. The cost is to be recognized over a weighted average period of 3.22 years. Upon vesting, shares are expected to be issued out of shares held in treasury.
     A summary of the status of unvested shares of restricted stock awards and changes during 2011 is presented below:

	Unvested	Weighted
	Restricted	Average Grant-
	Shares	Date Fair Value

Unvested shares as of September 30, 2010	8,500	$28.30
Granted	8,780	$28.00
Vested	-	$-
Forfeited	-	$-

Unvested shares as of June 30, 2011	17,280	$28.15
     On December 21, 2010, the Company also awarded 8,782 shares of the Company’s common stock, subject to certain share price performance standards, as restricted stock to certain officers. Vesting of these shares is based on the performance of the market price of the common stock over the vesting period (three years). The fair value of the performance shares was estimated on the grant date using a Monte Carlo valuation model that factors in information, including the expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance shares. Compensation expense for the performance shares is a fixed amount determined at the grant date and is recognized over the vesting period (three years) regardless of whether performance shares are awarded at the end of the vesting period. The impact of these awards on G&A expense in the quarter and nine months ended June 30, 2011 was $14,303 and $28,606, respectively. As of June 30, 2011, there was $143,030 of total unrecognized compensation cost related to this performance-based, restricted stock. The cost is to be recognized over a weighted average period of 2.49 years.
NOTE 7: Oil and Natural Gas Reserves
     Management considers the estimation of the Company’s crude oil and natural gas reserves to be the most significant of its judgments and estimates. Changes in crude oil and natural gas reserve estimates affect the Company’s calculation of DD&A, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a semi-annual

(6)

update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing prices current with the period. As of September 30, 2010, the Company adopted the SEC Rule, Modernization of Oil and Gas Reporting Requirements. Accordingly, the estimated oil and natural gas reserves at June 30, 2011, were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month oil and natural gas price for each month within the 12-month period prior to June 30, 2011, held flat over the life of the properties. In accordance with SEC rules effective on June 30, 2010, current pricing of oil and natural gas on June 30, 2010, held flat over the life of the properties was used to estimate oil and natural gas reserves as of June 30, 2010. Crude oil and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. However, projected future crude oil and natural gas pricing assumptions are used by management to prepare estimates of crude oil and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions.
NOTE 8: Impairment
     All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and natural gas, future production costs, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. As of the quarter and nine months ended June 30, 2011, the Company’s test for impairment resulted in a charge to impairment of $2,927 and $830,946, respectively. As of the quarter and nine months ended June 30, 2010, the Company’s test for impairment resulted in a charge to impairment of $0 and $12,370, respectively. A reduction in oil and natural gas prices or a decline in reserve volumes could lead to additional impairment that may be material to the Company.
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

(7)

Derivative contracts in place as of June 30, 2011
(prices below reflect the Company’s net price from the listed Oklahoma pipelines)

	Production volume	Indexed (1)
Contract period	covered per month	Pipeline	Fixed price
Natural gas fixed price swaps
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.65
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.65
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.70
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.75
May - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.50
May - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.60
June - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.63

Natural gas basis protection swaps
January - December 2011	50,000 Mmbtu	CEGT	NYMEX -$.27
January - December 2011	50,000 Mmbtu	CEGT	NYMEX -$.27
January - December 2011	50,000 Mmbtu	PEPL	NYMEX -$.26
January - December 2011	50,000 Mmbtu	PEPL	NYMEX -$.27
January - December 2011	70,000 Mmbtu	PEPL	NYMEX -$.36
January - December 2012	50,000 Mmbtu	CEGT	NYMEX -$.29
January - December 2012	40,000 Mmbtu	CEGT	NYMEX -$.30
January - December 2012	50,000 Mmbtu	PEPL	NYMEX -$.29
January - December 2012	50,000 Mmbtu	PEPL	NYMEX -$.30

Oil costless collars
April - December 2011	5,000 Bbls	NYMEX WTI	$100 floor/$112 ceiling

(1)	CEGT - Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma PEPL - Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline
Derivative contracts in place as of September 30, 2010
(prices below reflect the Company’s net price from the listed Oklahoma pipelines)

	Production volume	Indexed (1)
Contract period	covered per month	Pipeline	Fixed price
Fixed price swaps
January - December 2010	100,000 Mmbtu	CEGT	$5.015
January - December 2010	50,000 Mmbtu	CEGT	$5.050
January - December 2010	100,000 Mmbtu	PEPL	$5.570
January - December 2010	50,000 Mmbtu	PEPL	$5.560

Basis protection swaps
January - December 2011	50,000 Mmbtu	CEGT	NYMEX -$.27
January - December 2011	50,000 Mmbtu	CEGT	NYMEX -$.27
January - December 2011	50,000 Mmbtu	PEPL	NYMEX -$.26
January - December 2011	50,000 Mmbtu	PEPL	NYMEX -$.27
January - December 2012	50,000 Mmbtu	CEGT	NYMEX -$.29
January - December 2012	40,000 Mmbtu	CEGT	NYMEX -$.30
January - December 2012	50,000 Mmbtu	PEPL	NYMEX -$.29
January - December 2012	50,000 Mmbtu	PEPL	NYMEX -$.30

(1)	CEGT - Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma PEPL - Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline
     While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was

(8)

an asset of $271,449 as of June 30, 2011 and an asset of $1,620,326 as of September 30, 2010. Realized and unrealized gains and (losses) for the periods ended June 30, 2011 and June 30, 2010 are scheduled below:

Gains (losses) on	Three months ended		Nine months ended
derivative contracts	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Realized	$195,210	$1,297,500	$1,681,060	$1,108,900
Increase (decrease) in fair value	149,646	(1,516,435)	(1,348,877)	4,301,814

Total	$344,856	$(218,935)	$332,183	$5,410,714

     To the extent that a legal offset exists, the Company nets the fair value of its derivative contracts with the same counterparty in the accompanying balance sheets. The following table summarizes the Company’s derivative contracts as of June 30, 2011 and September 30, 2010:

	Balance Sheet	6/30/2011	9/30/2010
	Location	Fair Value	Fair Value
Asset Derivatives:
Derivatives not designated as Hedging Instruments:
Commodity contracts	Short-term derivative contracts	$292,759	$1,481,527
Commodity contracts	Long-term derivative contracts	-	138,799

Total Asset Derivatives (a)		$292,759	$1,620,326

Liability Derivatives:
Derivatives not designated as Hedging Instruments:
Commodity contracts	Short-term derivative contracts	$-	$-
Commodity contracts	Long-term derivative contracts	21,310	-

Total Liability Derivatives (a)		$21,310	$-

(a)	See Fair Value Measurements section for further disclosures regarding fair value of financial instruments.
     The fair value of derivative assets and derivative liabilities is adjusted for credit risk. The impact of credit risk was immaterial for all periods presented.
NOTE 10: Exploration Costs
     In the quarter and nine month periods ended June 30, 2011, lease expirations and leasehold impairments of $305,156 and $455,486, respectively, were charged to exploration costs. Leasehold impairments are recorded for individually insignificant non-producing leases which the Company believes will not be transferred to proved properties over the remaining lives of the leases. In the quarter and nine month periods ended June 30, 2011, the Company also had additional costs of $112,899 and $540,026, respectively, related to exploratory dry hole expenses. In the quarter and nine months ended June 30, 2010, lease expirations and impairments of $163,131 and $1,040,055, respectively, were charged to exploration costs as well as additional costs of $375,131 related to exploratory geological and geophysical expenses and dry holes.
     Oil and natural gas properties include capitalized costs of $1,751,766 on exploratory wells which were drilling and/or testing at June 30, 2011. These wells are located in western Oklahoma where drilling has continued to increase in natural gas liquids-rich areas. The Company is expecting to have evaluation results on these wells within the next six months.
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

(9)

     The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011.

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets:
Derivative Contracts - Swaps	$-	$84,451	$-	$84,451

Derivative Contracts - Collars	$-	$-	$186,998	$186,998
Level 2 - Market Approach - The fair values of the Company’s natural gas swaps are based on a third-party pricing model which utilizes inputs that are either readily available in the public market, such as natural gas curves, or can be corroborated from active markets. These values are based upon, among other things, future prices and time to maturity. These values are then compared to the values given by our counterparties for reasonableness.

Level 3 - The fair values of the Company’s oil collar contracts are based on a pricing model which utilizes inputs that are unobservable or not readily available in the public market. These values are based upon, among other things, future prices, volatility, and time to maturity. These values are then compared to the values given by our counterparties for reasonableness.
     A reconciliation of the Company’s assets classified as Level 3 measurements is presented below.

Derivatives
Balance of Level 3 as of October 1, 2010	$-
Total gains or (losses) - realized and unrealized:
Included in earnings	186,998
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	-
Transfers in and out of Level 3	-

Balance of Level 3 as of June 30, 2011	$186,998

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total Losses for the	Total Losses for the
	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Impairments:
Producing Properties (a)	$2,927	$830,946
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
NOTE 12: Fair Values of Financial Instruments
     The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, refundable income taxes, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of the Company’s debt approximates its carrying amount, if any, due to the interest rates on the Company’s revolving line of credit being rates which are approximately equivalent to market rates for similar type debt based on the Company’s

(10)

credit worthiness.
NOTE 13: Recently Adopted Accounting Pronouncements
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
NOTE 14: Subsequent Events
     Effective July 1, 2011, the Company’s wholly-owned subsidiary, Wood Oil Company (Wood) was merged into Panhandle Oil and Gas Inc. (Panhandle) and Panhandle will be the surviving corporation. The resolutions of Merger were approved and adopted by the Board of Directors of the Company on May 18, 2011.
     On July 29, 2011, the Company closed a $3.5 million acquisition of mineral acreage in the Fayetteville Shale resource play in Arkansas.

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
LIQUIDITY AND CAPITAL RESOURCES
     The Company had positive working capital of $9,026,717 at June 30, 2011 compared to $10,098,861 at September 30, 2010.
Liquidity:
     Cash and cash equivalents were $5,623,125 as of June 30, 2011 compared to $5,597,258 at September 30, 2010, an increase of $25,867. Cash flows for the nine months ended June 30 are summarized as follows:
     Net cash provided (used) by:

	2011	2010	Change
Operating activities	$20,841,594	$20,235,140	$606,454

Investing activities	$(17,221,362)	$(6,575,248)	$(10,646,114)

Financing activities	$(3,594,365)	$(12,130,166)	$8,535,801

Increase (decrease) in cash and cash equivalents	$25,867	$1,529,726	$(1,503,859)

(11)

Operating activities:

The increase of $606,454 in cash provided by operating activities is primarily the effect of the following:

Increased collections of oil and natural gas sales for the 2011 period compared the 2010 period resulted in additional cash provided by operating activities of approximately $800,000.

Higher realized gains on derivative contracts during 2011, compared to 2010, increased cash provided by operating activities by $572,160. Net realized gains on derivative contracts was $1,681,060 during the nine months ended June 30, 2011, compared to net realized gains of $1,108,900 during the nine months ended June 30, 2010.

Cash expenditures for lease operating expenses increased approximately $700,000 in the 2011 period compared to the 2010 period.

Investing activities:

Investing activities were comprised of capital expenditures of $17,358,890 and $8,189,105 for the nine months ended June 30, 2011 and 2010, respectively. The capital expenditures increase of $9,169,785 was the result of increased drilling activity in areas where we own mineral and leasehold acreage (discussed in more detail below).

Financing activities:

The Company paid down its balance on the credit facility by $10,384,722 during the 2010 period. Having paid all of its previous borrowings under the credit facility in May 2010, no borrowings were made utilizing the Company’s credit facility during the nine months ended June 30, 2011. The Company paid approximately $1.7 million in dividends during both the 2010 and 2011 periods. Also, stock repurchases in the amount of $1,851,290 were made in the 2011 period, while no stock repurchases were made in the 2010 period.
     An increase of $10,277,032 in oil and natural gas property and equipment additions in the 2011 nine months, compared to the 2010 nine months is primarily the result of the continuing increase in drilling activity in western Oklahoma where we own substantial mineral and leasehold acreage in oil and natural gas liquids-rich areas such as the Anadarko (Cana) Woodford Shale, Horizontal Granite Wash, Cleveland, Tonkawa and other plays, combined with continued steady drilling activity in the Arkansas Fayetteville Shale area.
     Production for the nine months of 2011 was down approximately 2% compared to the nine months of 2010. Though we have experienced an increase in drilling activity in fiscal 2011, especially in the areas noted above, the increase has been slower materializing than anticipated. Thus, the normal decline of existing wells is exceeding new production coming on line at this point. However, as wells that are completing or drilling come on line, the new production from these wells is expected to move the Company’s production back to an upward trend. We expect this to occur either during the fourth quarter of 2011 or the first quarter of 2012.
     The Company has recently begun to pursue the purchase of additional mineral acreage, primarily within our core activity areas. The Company anticipates purchasing $5,000,000 - $8,000,000 of mineral acreage during the 2011 fourth quarter and to continue allocating capital for the purchase of mineral acreage in fiscal 2012. Therefore, management now expects additions to properties and equipment for oil and natural gas activities, which will include mineral acreage purchases, during fiscal 2011 to be in the upper $20 million range. It is important to note that, due to the Company not being the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of participation in drilling and completing new wells, and our associated capital expenditures, with certainty.
     We have executed fixed swap contracts covering 350,000 Mmbtu per month of our natural gas production from April 2011 through October 2011 at an average fixed price of $4.64 and have costless collar contracts covering 5,000 barrels per month of our crude oil production from April 2011 through December 2011 with a floor price of $100 per barrel and a ceiling price of $112 per barrel. Our expectation over the next six to eighteen months is for the price of natural gas per Mcf to average in the mid four dollar range. Based on the derivative contracts in place, combined with our price expectations, management continues to evaluate opportunities for product price protection by hedging the Company’s future oil and natural gas production.
     For the 2011 nine months, cash provided by operating activities exceeded capital expenditures by $3,482,704. This excess allowed us to pay our regular $.07 per share quarterly dividend and to make stock repurchases in the amount of $1,851,290. Looking forward, the Company expects to fund overhead costs, capital additions, stock repurchases and dividend payments primarily from cash flow and cash on hand. However, during times of oil and natural gas price decreases, or

(12)

increased expenditures for drilling, the Company has utilized its revolving line-of-credit facility to help fund these expenditures. The Company’s continued drilling activity and mineral acreage purchases, combined with normal delays in receiving first payments from new production, could result in future borrowings under the Company’s credit facility. The Company has availability ($35 million at June 30, 2011) under its revolving credit facility and is in compliance of its debt covenants (current ratio, debt to EBITDA, tangible net worth and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.
     Based on expected capital expenditure levels and anticipated cash flows for the remainder of fiscal 2011 and 2012, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund any acquisitions.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011 - COMPARED TO THREE MONTHS ENDED JUNE 30, 2010
Overview:
     The Company recorded a third quarter 2011 net income of $2,650,429, or $.32 per share, compared to a net income of $1,511,300, or $.18 per share, in the 2010 quarter. The net income increase was due to increased oil and natural gas revenues, higher gains on derivative contracts and decreased DD&A partially offset by decreased lease bonuses, increased lease operating expenses and the recording of a benefit from the settlement of a lawsuit (recorded as a part of loss (gain) on asset sales, interest and other) in the 2010 third quarter. These items are further discussed below.
Oil and Natural Gas (and associated natural gas liquids) Sales:
     Oil and natural gas sales increased $1,530,679 or 16% for the 2011 quarter. Oil and natural gas sales were up due to 20% higher average natural gas prices and 31% higher average oil prices offset by decreases in natural gas volumes of 5% and oil volumes of 6%. The table below outlines the Company’s sales volumes and average sales prices for oil and natural gas for the three month periods of fiscal 2011 and 2010:

	Barrels	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price
Three months ended 6/30/11	25,382	$96.18	1,976,868	$4.43	2,129,160	$5.26
Three months ended 6/30/10	26,873	$73.65	2,074,998	$3.70	2,236,236	$4.32
     Though we have been experiencing an increase in drilling activity, especially in horizontal western Oklahoma plays such as the Anadarko (Cana) Woodford Shale, Granite Wash, Cleveland and Tonkawa, the increase has been slower materializing than anticipated. Normal decline of existing wells is exceeding new production coming on line at this point in time; however, as wells that are completing or drilling come on line, new production from these wells is expected to move the Company’s production back to an upward trend. We expect this to occur either during the fourth quarter of 2011 or the first quarter of 2012.
     Production for the last five quarters was as follows:

Quarter ended	Barrels Sold	Mcf Sold	Mcfe Sold
6/30/11	25,382	1,976,868	2,129,160
3/31/11	26,376	1,993,755	2,152,011
12/31/10	24,965	2,058,428	2,208,218
9/30/10	26,054	2,155,769	2,312,093
6/30/10	26,873	2,074,998	2,236,236
Gains (Losses) on Derivative Contracts:
     At June 30, 2011, the Company’s fair value of derivative contracts was an asset of $271,449; whereas at June 30, 2010, the Company’s fair value of derivative contracts was an asset of $1,788,379. The Company had a net gain on derivative contracts of $344,856 in the 2011 quarter as compared to a net loss of $218,935 recorded in the 2010 quarter.
Lease Operating Expenses (LOE):

(13)

     LOE increased $530,199 or 32% in the 2011 quarter as compared to the 2010 quarter, and LOE per Mcfe increased in the 2011 quarter to $1.04 per Mcfe from $.75 per Mcfe in the 2010 quarter. Value based fees (primarily gathering, transportation and marketing costs) increased approximately $362,000 in the 2011 quarter compared to the 2010 quarter as a result of higher natural gas sales prices in the 2011 quarter compared to the 2010 quarter, combined with lower value based fees in the 2010 quarter. The 2010 quarter value based fees were lower due to the temporary shut-in of certain wells which normally incur high value based fees. The overall result was a $.19 per Mcfe increase in LOE related to value based fees. Value based fees are charged as a percentage of natural gas sales.
     The remaining LOE increase of approximately $168,000 relates to workover costs incurred during the 2011 quarter on several Arkansas Fayetteville Shale and Southeast Oklahoma Woodford Shale wells.
Production Taxes:
     Production taxes increased $31,632 or 13% in the 2011 quarter as compared to the 2010 quarter. Production taxes as a percentage of oil and natural gas sales decreased slightly from 2.5% in the 2010 quarter to 2.4% in the 2011 quarter. The low overall production tax rate is due to a large proportion of the Company’s natural gas revenues coming from horizontally drilled wells, which are eligible for either Oklahoma production tax credits or reduced Arkansas production tax rates.
     The production tax as a percentage of oil and natural gas sales was lower than normal for both the 2011 and 2010 quarters due to production tax refunds received during both quarters related to deep well production tax exemptions allowed by the state of Oklahoma. We do not accrue for these deep well production tax exemptions as the state of Oklahoma caps the refunds in total and proportionally allocates the total amount to all qualified deep wells in the state. Thus, estimation of a refund is impractical. Absent these refunds, the production tax as a percentage of oil and natural gas sales would have been 3.5% in the 2011 quarter and 3.4% in the 2010 quarter.
Exploration Costs:
     Exploration costs decreased $120,207 in the 2011 quarter as compared to the 2010 quarter. During the 2011 quarter, leasehold impairment and expired leasehold totaled $305,156 compared to $163,131 during the 2010 quarter, a $142,025 increase. Additional charges totaling $112,899 were recorded on two exploratory dry holes (which had exploration costs charged to them in previous quarters) during the 2011 quarter; whereas, in the 2010 quarter no exploratory dry holes were drilled. During the 2010 quarter, approximately $375,000 was charged to exploration costs related to geological and geophysical costs paid upon the execution of a joint exploration agreement with a privately held independent operator to explore for oil in eastern Oklahoma.
Depreciation, Depletion and Amortization (DD&A):
     DD&A decreased $1,505,263 or 29% in the 2011 quarter. DD&A in the 2011 quarter was $1.75 per Mcfe as compared to $2.34 per Mcfe in the 2010 quarter. DD&A decreased approximately $1,255,000 due to a $.59 decline in the DD&A rate per Mcfe. This rate decline was the result of an increase in the Company’s oil and natural gas reserves as of June 30, 2011, as compared to June 30, 2010. The oil and natural gas reserves increase resulted from upward performance revisions compared to a year ago combined with new additions to oil and natural gas reserve from newly completed wells with lower finding costs. The remaining change was caused by oil and natural gas production decreasing 5% in the 2011 quarter accounting for a decrease of approximately $250,000.
Income Taxes:
     Provision for income taxes increased in the 2011 quarter by $288,000, the result of a $1,427,129 increase in income before income taxes in the 2011 quarter, compared to the 2010 quarter. The effective tax rate for the 2011 and 2010 quarters was 28% and 33%, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both quarters.
NINE MONTHS ENDED JUNE 30, 2011 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2010
Overview:
     The Company recorded a nine month period 2011 net income of $5,849,531, or $.70 per share, as compared to a net income of $8,383,244, or $1.00 per share, in the 2010 period. The decrease in net income was principally due to substantially lower gains on derivative contracts, decreased lease bonuses and an increased provision for impairment. These items were partially offset by a decrease in DD&A expense and a decrease in provision for income taxes. These items are further

(14)

discussed below.
Oil and Natural Gas (and associated natural gas liquids) Sales:
     Oil and natural gas revenues decreased $1,151,239 as a result of reductions in average natural gas prices of 7% and natural gas volumes of 2%, partially offset by increases in average oil prices of 20% and oil volumes of 1%. The table below outlines the Company’s sales volumes and average sales prices for oil and natural gas for the nine month periods of fiscal 2011 and 2010:

	Barrels	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price
Nine months ended 6/30/11	76,723	$88.10	6,029,051	$4.16	6,489,389	$4.90
Nine months ended 6/30/10	76,325	$73.16	6,146,573	$4.46	6,604,523	$4.99
     Though we have been experiencing an increase in drilling activity, especially in horizontal western Oklahoma plays such as the Anadarko (Cana) Woodford Shale, Granite Wash, Cleveland and Tonkawa, the increase has been slower materializing than anticipated. Normal decline of existing wells is exceeding new production coming on line at this point in time; however, as wells that are completing or drilling come on line, new production from these wells is expected to move the Company’s production back to an upward trend. We expect this to occur either during the fourth quarter of 2011 or the first quarter of 2012.
Gains (Losses) on Derivative Contracts:
     The fair value of derivative contracts was $271,449 as of June 30, 2011 and $1,788,379 as of June 30, 2010. The Company had a net gain of $332,183 in the nine months ended June 30, 2011 compared to a gain of $5,410,714 for the nine months ended June 30, 2010. The Company received net cash payments (realized gains) of $1,681,060 and $1,108,900 for the 2011 and 2010 periods, respectively.
Lease Operating Expenses (LOE):
     LOE increased $325,528 or 5% in the 2011 period. LOE increased in the fiscal 2011 period to $1.00 per Mcfe compared to $.93 per Mcfe in the 2010 period. The total LOE increase and the LOE per Mcfe increase are primarily related to increased field operating costs of approximately $270,000 in the 2011 period compared to the 2010 period. Field operating costs were $.46 per Mcfe in the 2011 period compared to $.41 per Mcfe in the 2010 period, a 12% increase. These increases are due to several workovers experienced in the 2011 period.
     Value based fees increased $.02 per Mcfe in the 2011 period to $.54 per Mcfe, which accounts for the remaining LOE increase of approximately $56,000.
Exploration Costs:
     Exploration costs decreased $419,513 in the 2011 period compared to the 2010 period. During the 2011 period, leasehold impairment and expired leasehold totaled $455,486 compared to $1,040,055 during the 2010 period, a $584,569 decrease. The decline was driven by lower expected future lease expirations as of June 30, 2011, as compared to June 30, 2010. Charges on two exploratory dry holes totaled $540,026 during the 2011 period; whereas, in the 2010 period the Company recorded a credit to exploratory dry holes of $150. During the 2010 quarter, approximately $375,000 was charged to exploration costs related to geological and geophysical costs paid upon the execution of a joint exploration agreement with a privately held independent operator to explore for oil in eastern Oklahoma.
Depreciation, Depletion and Amortization (DD&A):
     DD&A decreased $5,215,842 or 33% in the 2011 period. DD&A was $1.66 per Mcfe in the 2011 period compared to $2.42 per Mcfe in the 2010 period. The majority of the DD&A decrease (approximately $4,937,000) is attributable to the $.76 decline in the DD&A rate per Mcfe. This rate decline was a result of increased oil and natural gas reserves as of June 30, 2011, as compared to June 30, 2010. The oil and natural gas reserves increase resulted from upward performance revisions compared to a year ago combined with new additions to oil and natural gas reserve from newly completed wells with lower finding costs.
Provision for Impairment:
     The provision for impairment increased $818,576 in the 2011 period compared to the 2010 period. During the 2011 period, impairment of $830,946 was recorded on five fields in Oklahoma and Texas. These fields have few wells and are more

(15)

susceptible to impairment when a well in the field experiences downward reserve revisions. During the 2010 period, impairment of $12,370 was recorded on one field.
     Included in the 2011 total above, is an impairment charge of $434,307 on the Joiner City prospect, a horizontal Woodford Shale prospect in the oil and natural gas liquids-rich Marietta Basin in southern Oklahoma. The first well was drilled and completed during the first quarter of 2011 and is currently producing commercial quantities of oil and natural gas and production volumes are being evaluated. As of June 30, 2011, this well had a net book value of $888,816 after impairment. Costs on this well were extraordinarily high due to this well being the first horizontal well drilled in the field. Continued development in the field is currently being evaluated.
General and Administrative Costs (G&A):
     G&A costs increased $175,695 or 4% in the 2011 period. The increase is primarily related to increases in the following expense categories: personnel $208,962, computer consulting fees $35,000 and reservoir engineering fees $58,225, partially offset by a decrease in legal fees of $87,073.
Income Taxes:
     The fiscal 2011 period provision for income taxes of $2,116,000 was a result of a pre-tax income of $7,965,531 as compared to a provision for income taxes of $3,257,000 in the fiscal 2010 period resulting from a pre-tax income of $11,640,244. The $1,141,000 income tax provision decrease is primarily due to a $3,674,713 decrease in income before provision for income taxes in the 2011 period compared to the 2010 period. The effective tax rates for the 2011 and 2010 periods were 27% and 28%, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both the 2011 and the 2010 periods.
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
     Commodity Price Risk
     The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. As of June 30, 2011, the Company has fixed price swaps, basis protection swaps and oil collars in place. All of our outstanding derivative contracts are with one counterparty and are unsecured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts may expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s fixed price swaps, a change of $.10 in the forward strip prices would result in a change to pre-tax operating income of approximately $139,000. For the Company’s basis protection swaps, a change of $.10 in the basis differential from NYMEX and the indexed pipelines would result in a change to pre-tax operating income of approximately $382,000. For the Company’s oil collars, a change of $1.00 in the forward strip prices would result in a change to pre-tax operating income of approximately $27,000.

(16)

     Financial Market Risk
     Operating income could also be impacted by changes in the market interest rates related to the Company’s credit facilities if borrowing becomes necessary to fund expenditures. The revolving loan bears interest at the national prime rate plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At June 30, 2011, the Company had $0 outstanding under these facilities. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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
PART II OTHER INFORMATION

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the three months ended June 30, 2011, the Company repurchased shares of the Company’s common stock as summarized in the table below.

			Total Number	Approximate Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program
4/1 - 4/30/11	4,355	$32.13	4,355	$1,300,000
5/1 - 5/31/11	4,883	$28.82	4,883	$1,200,000
6/1 - 6/30/11	10,561	$28.93	10,561	$900,000

Total	19,799	$29.60	19,799
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

(17)

Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

(b)	Form 8-K – Dated (8/2/11), item 5.02 – Departure of Directors or Certain Officers;
Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of
Certain Officers
Form 8-K – Dated (8/2/11), item 5.03 – Amendments to Articles of Incorporation or Bylaws;
Change in Fiscal Year
Form 8-K/A (Amendment No. 1) – Dated (6/10/11), item 5.07 – Submission of Matters to a
Vote of Security Holders
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

August 8, 2011	/s/ Michael C. Coffman

Date	Michael C. Coffman, President and Chief Executive Officer

August 8, 2011	/s/ Lonnie J. Lowry

Date	Lonnie J. Lowry, Vice President and Chief Financial Officer

August 8, 2011	/s/ Robb P. Winfield

Date	Robb P. Winfield, Controller and Chief Accounting Officer

(18)