Form 10-Q
period 2012-03-31
PANHANDLE OIL & GAS INC
filed 2012-05-07
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 001-31759

PANHANDLE OIL AND GAS INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City,

Oklahoma 73112

(Address of principal executive offices)

Registrant’s telephone number including area code (405) 948-1560

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Outstanding shares of Class A Common stock (voting) at May 7, 2012: 8,239,532

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

“Independent Consulting Petroleum Engineer(s)” or “Independent Consulting Petroleum Engineering Firm” refers to DeGolyer and MacNaughton of Dallas, Texas;

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

Fiscal year references

All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2012 mean the fiscal year ended September 30, 2012.

References to natural gas

Excluding 2012 amounts, all references to natural gas reserves, production, sales and prices include associated natural gas liquids.

References to oil and natural gas properties inherently include natural gas liquids associated with such properties.

PART 1 FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,119,676	$3,506,999
Oil and natural gas sales receivables	6,950,126	8,811,404
Deferred income taxes	26,900	—
Refundable income taxes	—	354,246
Refundable production taxes	479,621	223,672
Derivative contracts	309,658	269,329
Other	195,792	95,408

Total current assets	9,081,773	13,261,058

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and natural gas properties	260,460,706	230,554,198
Non-producing oil and natural gas properties	9,889,633	11,100,350
Furniture and fixtures	655,201	628,929

	271,005,540	242,283,477
Less accumulated depreciation, depletion and amortization	(155,307,113)	(146,147,514)

Net properties and equipment	115,698,427	96,135,963
Investments	823,028	667,504
Refundable production taxes	1,031,146	1,359,668

Total assets	$126,634,374	$111,424,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,399,998	$4,899,593
Deferred income taxes	—	7,100
Income taxes payable	283,863	—
Accrued liabilities and other	1,024,793	1,040,269

Total current liabilities	4,708,654	5,946,962
Long-term debt	13,809,501	—
Deferred income taxes	25,170,393	24,777,650
Asset retirement obligations	1,934,291	1,843,875
Derivative contracts	—	53,389
Stockholders’ equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 8,431,502 issued at March 31, 2012 and September 30, 2011	140,524	140,524
Capital in excess of par value	1,844,004	1,924,507
Deferred directors’ compensation	2,475,538	2,665,583
Retained earnings	82,698,964	79,771,563

	87,159,030	84,502,177
Less treasury stock, at cost; 191,970 shares at March 31, 2012 and 175,331 shares at September 30, 2011	(6,147,495)	(5,699,860)

Total stockholders’ equity	81,011,535	78,802,317

Total liabilities and stockholders’ equity	$126,634,374	$111,424,193

(See accompanying notes)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues:	(unaudited)		(unaudited)
Oil and natural gas (and associated natural gas liquids) sales	$9,565,898	$10,907,935	$21,310,175	$20,639,509
Lease bonuses and rentals	166,727	28,490	1,921,918	141,855
Gains (losses) on derivative contracts	590,912	8,766	368,833	(12,673)
Income from partnerships	113,373	32,268	240,317	110,316

	10,436,910	10,977,459	23,841,243	20,879,007
Costs and expenses:
Lease operating expenses	2,051,487	2,081,579	4,316,399	4,279,449
Production taxes	343,852	422,428	782,351	767,072
Exploration costs	41,688	290,353	355,058	577,457
Depreciation, depletion and amortization	4,940,961	3,631,385	9,083,374	7,066,196
Provision for impairment	217,262	828,019	580,809	828,019
Loss (gain) on asset sales, interest and other	29,537	(13,499)	(47,504)	(19,226)
General and administrative	1,606,157	1,465,941	3,303,680	3,105,938

	9,230,944	8,706,206	18,374,167	16,604,905

Income before provision for income taxes	1,205,966	2,271,253	5,467,076	4,274,102

Provision for income taxes	530,000	499,000	1,379,000	1,075,000

Net income	$675,966	$1,772,253	$4,088,076	$3,199,102

Basic and diluted earnings per common share (Note 3)	$0.08	$0.21	$0.49	$0.38

Basic and diluted weighted average shares outstanding:
Common shares	8,249,954	8,281,059	8,253,079	8,291,549
Unissued, directors’ deferred compensation shares	133,851	119,943	133,387	119,652

	8,383,805	8,401,002	8,386,466	8,411,201

Dividends declared per share of common stock and paid in period	$0.07	$0.07	$0.14	$0.14

(See accompanying notes)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2012

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2011	8,431,502	$140,524	$1,924,507	$2,665,583	$79,771,563	(175,331)	$(5,699,860)	$78,802,317
Purchase of treasury stock	—	—	—	—	—	(38,771)	(1,158,957)	(1,158,957)
Restricted stock awards	—	—	148,793	—	—	—	—	148,793
Net income	—	—	—	—	4,088,076	—	—	4,088,076
Dividends ($.14 per share)	—	—	—	—	(1,160,675)	—	—	(1,160,675)
Distribution of deferred directors’ compensation	—	—	(229,296)	(406,772)	—	22,132	711,322	75,254
Increase in deferred directors’ compensation charged to expense	—	—	—	216,727	—	—	—	216,727

Balances at March 31, 2012	8,431,502	$140,524	$1,844,004	$2,475,538	$82,698,964	(191,970)	$(6,147,495)	$81,011,535

(unaudited)

Six Months Ended March 31, 2011

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2010	8,431,502	$140,524	$1,816,365	$2,222,127	$73,599,733	(120,560)	$(4,196,753)	$73,581,996
Purchase of treasury stock	—	—	—	—	—	(45,682)	(1,264,965)	(1,264,965)
Restricted stock awards	—	—	58,846	—	—	—	—	58,846
Net income	—	—	—	—	3,199,102	—	—	3,199,102
Dividends ($.14 per share)	—	—	—	—	(1,163,329)	—	—	(1,163,329)
Increase in deferred directors’ compensation charged to expense	—	—	—	235,950	—	—	—	235,950

Balances at March 31, 2011	8,431,502	$140,524	$1,875,211	$2,458,077	$75,635,506	(166,242)	$(5,461,718)	$74,647,600

(unaudited)

(See accompanying notes)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2012	2011
	(unaudited)
Operating Activities
Net income	$4,088,076	$3,199,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,083,374	7,066,196
Impairment	580,809	828,019
Provision for deferred income taxes	358,743	467,000
Exploration costs	355,058	577,457
Net (gain) loss on sale of assets	(2,042,337)	(139,955)
Income from partnerships	(240,317)	(110,316)
Distributions received from partnerships	290,861	175,813
Directors’ deferred compensation expense	216,724	235,950
Restricted stock awards	148,793	58,846
Cash provided by changes in assets and liabilities:
Oil and natural gas sales receivables	1,861,278	965,987
Fair value of derivative contracts	(93,718)	1,498,523
Refundable production taxes	72,573	57,958
Other current assets	(48,078)	261,954
Accounts payable	100,827	325,408
Income taxes receivable	354,246	(758,332)
Other non-current assets	308	—
Income taxes payable	283,863	(922,136)
Accrued liabilities	(309,323)	(206,139)

Total adjustments	10,973,684	10,382,233

Net cash provided by operating activities	15,061,760	13,581,335
Investing Activities
Capital expenditures, including dry hole costs	(12,074,991)	(11,065,925)
Acquisition of working interest properties	(17,399,052)	—
Acquisition of minerals and overrides	(1,443,893)	—
Proceeds from leasing of fee mineral acreage	1,978,410	155,908
Investments in partnerships	(206,376)	46,809
Proceeds from sales of assets	131,693	938
Excess tax benefit on stock-based compensation	75,257	—

Net cash used in investing activities	(28,938,952)	(10,862,270)
Financing Activities
Borrowings under debt agreement	32,458,470	—
Payments of loan principal	(18,648,969)	—
Purchase of treasury stock	(1,158,957)	(1,264,965)
Payments of dividends	(1,160,675)	(1,163,329)

Net cash provided by (used in) financing activities	11,489,869	(2,428,294)

Increase (decrease) in cash and cash equivalents	(2,387,323)	290,771
Cash and cash equivalents at beginning of period	3,506,999	5,597,258

Cash and cash equivalents at end of period	$1,119,676	$5,888,029

Supplemental Schedule of Noncash Investing and Financing Activities
Additions to asset retirement obligations	$35,816	$13,380

Gross additions to properties and equipment	$29,559,055	$9,704,758
Net (increase) decrease in accounts payable for properties
and equipment additions	1,358,881	1,361,167

Capital expenditures and acquisitions, including dry hole costs	$30,917,936	$11,065,925

(See accompanying notes)

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume or income, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion benefits, when a provision for income taxes is recorded, decrease the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarter ended March 31, 2012, was 44% as compared to 22% for the quarter ended March 31, 2011. This increase is the result of an increase in the estimated annual effective tax rate during the second quarter due to higher expected fiscal 2012 income before provision for income taxes (mostly related to higher expected lease bonus income) projected as of March 31, 2012, as compared to projections as of December 31, 2011.

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

NOTE 4: Long-term Debt

The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $80,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and a 9% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to certain proved non-producing and proved undeveloped reserves. The facility has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $25,964,473 at March 31, 2012. The facility matures on November 30, 2014. The interest rate is based on national prime plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. The election of national prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from national prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties. At March 31, 2012, the effective interest rate was 2.55%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Since the bank charges a customary non-use fee of .25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35 million. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and may limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At March 31, 2012, the Company was in compliance with the covenants of the BOK agreement.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2012 and 2011, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Performance based, restricted stock	$43,031	$14,303	$64,418	$14,303
Non-performance based, restricted stock	48,033	32,515	84,375	44,543

Total compensation expense	$91,064	$46,818	$148,793	$58,846

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of March 31, 2012
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$409,039	2.38
Non-performance based, restricted stock	466,655	2.54

Total	$875,694

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, natural gas and NGL, future production costs, estimates of future oil, natural gas and NGL reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, natural gas and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated estimates of future prices. The assessments at March 31, 2012 and 2011, resulted in $217,262 and $828,019 of impairment, respectively. For the six months ended March 31, 2012 and 2011, the assessment resulted in $580,809 and $828,019 of impairment, respectively. A reduction in oil, natural gas or NGL prices or a decline in reserve volumes could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

At March 31, 2012 and 2011, non-producing oil and natural gas properties include costs of $251,601 and $406,674, respectively, on exploratory wells which were drilling and/or testing. On those wells drilling and/or testing as of March 31, 2012, the Company expects to have evaluation results within the next six months.

NOTE 10: Derivatives

The Company has entered into fixed swap contracts, basis protection swaps and costless collar contracts. These derivative instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Basis protection swaps guarantee a price differential to NYMEX for natural gas from a specified delivery point (CEGT and PEPL currently). The Company receives a payment from the counterparty if the price differential is greater than the agreed terms of the contract and pays the counterparty if the price differential is less than the agreed terms of the contract. Collar contracts set a fixed floor price and a fixed ceiling price and provide for payments to the Company if the basis adjusted price falls below the floor or require payments by the Company if the basis adjusted price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. All of the Company’s derivative contracts are with Bank of Oklahoma and are unsecured. The derivative instruments have settled or will settle based on the prices below which are adjusted for location differentials and tied to certain pipelines in Oklahoma.

Derivative contracts in place as of March 31, 2012

(prices below reflect the Company’s net price from the listed Oklahoma pipelines)

	Production volume	Indexed (1)
Contract period	covered per month	pipeline	Fixed price

Natural gas basis protection swaps
January—December 2012	50,000 Mmbtu	CEGT	NYMEX -$.29
January—December 2012	40,000 Mmbtu	CEGT	NYMEX -$.30
January—December 2012	50,000 Mmbtu	PEPL	NYMEX -$.29
January—December 2012	50,000 Mmbtu	PEPL	NYMEX -$.30

Natural gas costless collars
March—October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.25 ceiling
April—October 2012	120,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.10 ceiling
April—October 2012	60,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April—October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April—October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.45 ceiling
April—October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.30 ceiling

Oil costless collars
January—December 2012	2,000 Bbls	NYMEX WTI	$90 floor/$105 ceiling
February—December 2012	3,000 Bbls	NYMEX WTI	$90 floor/$110 ceiling

(1)	CEGT—Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma

PEPL—Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline

Derivative contracts in place as of September 30, 2011

(prices below reflect the Company’s net price from the listed Oklahoma pipelines)

	Production volume	Indexed (1)
Contract period	covered per month	pipeline	Fixed price

Natural gas fixed price swaps
April—October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.65
April—October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.65
April—October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.70
April—October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.75
May—October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.50
May—October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.60
June—October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.63

Natural gas basis protection swaps
January—December 2011	50,000 Mmbtu	CEGT	NYMEX -$.27
January—December 2011	50,000 Mmbtu	CEGT	NYMEX -$.27
January—December 2011	50,000 Mmbtu	PEPL	NYMEX -$.26
January—December 2011	50,000 Mmbtu	PEPL	NYMEX -$.27
January—December 2011	70,000 Mmbtu	PEPL	NYMEX -$.36
January—December 2012	50,000 Mmbtu	CEGT	NYMEX -$.29
January—December 2012	40,000 Mmbtu	CEGT	NYMEX -$.30
January—December 2012	50,000 Mmbtu	PEPL	NYMEX -$.29
January—December 2012	50,000 Mmbtu	PEPL	NYMEX -$.30

Oil costless collars

April—December 2011	5,000 Bbls	NYMEX WTI	$100 floor/$112 ceiling

(1)	CEGT—Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma

PEPL—Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline

While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was an asset of $309,658 as of March 31, 2012, and a net asset of $215,940 as of September 30, 2011. Realized and unrealized gains and (losses) for the periods ended March 31, 2012, and March 31, 2011, are scheduled below:

Gains (losses) on	Three months ended		Six months ended
derivative contracts	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Realized	$(38,820)	$(90,650)	$275,115	$1,485,850
Increase (decrease) in fair value	629,732	99,416	93,718	(1,498,523)

Total	$590,912	$8,766	$368,833	$(12,673)

To the extent that a legal right of offset exists, the Company nets the fair value of its derivative contracts with the same counterparty in the accompanying balance sheets. The following table summarizes the Company’s derivative contracts as of March 31, 2012, and September 30, 2011:

	Balance Sheet	3/31/2012	9/30/2011
	Location	Fair Value	Fair Value
Asset Derivatives:
Derivatives not designated as Hedging Instruments:
Commodity contracts	Short-term derivative contracts	$309,658	$269,329
Commodity contracts	Long-term derivative contracts	—	—

Total Asset Derivatives (a)		$309,658	$269,329

Liability Derivatives:
Derivatives not designated as Hedging Instruments:
Commodity contracts	Short-term derivative contracts	$—	$—
Commodity contracts	Long-term derivative contracts	—	53,389

Total Liability Derivatives (a)		$—	$53,389

(a)	See Fair Value Measurements section for further disclosures regarding fair value of financial instruments.

The fair value of derivative assets and derivative liabilities is adjusted for credit risk. The impact of credit risk was immaterial for all periods presented.

NOTE 11: Exploration Costs

In the quarter and six month period ended March 31, 2012, lease expirations and leasehold impairments of ($12,456) and $299,361, respectively, were charged to exploration costs. Leasehold impairments are recorded for individually insignificant non-producing leases which the Company believes will not be transferred to proved properties over the remaining lives of the leases. In the quarter and six month period ended March 31, 2012, the Company also incurred costs of $54,144 and $55,697, respectively, related to exploratory dry holes. In the quarter and six month period ended March 31, 2011, lease expirations and impairments of $77,246 and $150,331, respectively, were charged to exploration costs as well as costs of $213,106 and $427,127, respectively, related to exploratory dry holes.

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$—	$(225,531)	$—	$(225,531)
Derivative Contracts - Collars	$—	$—	$535,189	$535,189

Level 2 – Market Approach—The fair values of the Company’s natural gas swaps are based on a third-party pricing model which utilizes inputs that are either readily available in the public market, such as natural gas curves, or can be corroborated from active markets. These values are based upon, among other things, future prices and time to maturity. These values are then compared to the values given by our counterparties for reasonableness.

Level 3 – The fair values of the Company’s oil and natural gas collar contracts are based on a pricing model which utilizes inputs that are unobservable or not readily available in the public market. These values are based upon, among other things, crude oil and natural gas future prices, volatility and time to maturity. These values are then compared to the values given by our counterparties for reasonableness.

A reconciliation of the Company’s assets classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2011	$293,847
Total gains or (losses) - realized and unrealized:
Included in earnings
Realized	163,815
Unrealized	77,527
Included in other comprehensive income (loss)	—
Purchases, issuances and settlements	—
Transfers in and out of Level 3	—

Balance of Level 3 as of March 31, 2012	$535,189

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended March 31,
	2012		2011
	Fair Value	Impairment	Fair Value	Impairment
Producing Properties	$489,841	$217,262	$1,041,744	$828,019	(a)

	Six Months Ended March 31,
	2012		2011
	Fair Value	Impairment	Fair Value	Impairment
Producing Properties	$908,963	$580,809	$1,041,744	$828,019	(a)

(a)	At the end of each quarter, the Company assesses the carrying value of its producing properties for impairment. This assessment utilizes estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of future oil and natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates. These assessments identified certain properties with carrying value in excess of their calculated fair values.

NOTE 13: Fair Values of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, refundable income taxes, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of Company’s debt approximates its carrying amount as the interest rates on the Company’s revolving line of credit are approximately equivalent to market rates for similar type debt based on the Company’s credit worthiness.

NOTE 14: Acquisitions

On October 25, 2011, the Company closed an acquisition of certain Fayetteville Shale assets located in Van Buren, Conway and Cleburne Counties, Arkansas, in the core of the Fayetteville Shale. The Company acquired an average working interest of 2.3% in 193 producing non-operated natural gas wells and 1,531 acres of leasehold from a private seller. There were approximately 240 future infill drilling locations identified on the leasehold at the time of purchase. The purchase price was $17.4 million and was funded by utilizing cash on hand and $13.3 million from the Company’s bank credit facility. The purchase price was allocated to the producing wells based on fair value determined by estimated reserves. The purchase price allocation is preliminary, pending the finalization of asset valuations and working capital adjustments. Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

Actual and Pro Forma Impact of Acquisitions (Unaudited)

Revenues attributable to this acquisition included in the Company’s statement of operations for the quarter and six months ended March 31, 2012, were $896,996 and $1,936,410, respectively. Net income attributable to the acquisition included in the statement of operations for the quarter and six months ended March 31, 2012, was $180,813 and $445,947, respectively.

The following table presents the unaudited pro forma financial information assuming the Company had acquired this business on October 1, 2010:

	For the Six Months Ended
	March 31
	2012	2011
Revenue:
As reported	$23,841,243	$20,879,007
Pro forma revenue	409,998	2,229,534

Pro forma	$24,251,241	$23,108,541
Net Income:
As reported	$4,088,076	$3,199,102
Pro forma income	136,315	504,095

Pro forma	$4,224,391	$3,703,197

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update may require certain additional disclosures related to fair value measurements. This update was adopted in our second quarter ended March 31, 2012. The adoption of this update did not materially impact our financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 16: Subsequent Events

Effective April 13, 2012, the Company leased partial rights to 2,846 of its net mineral acres located in Roger Mills County, Oklahoma, to a large independent exploration and production company for $4,981,000. The Company retained a 3/16 royalty interest in all production from wells drilled on these leased rights. The rights leased were from the surface to 100 feet below the base of the Virgilian (the base of the Virgilian is equivalent to the base of the Tonkawa). The Company retained the rights to the deeper formations including the Hogshooter, Cleveland, Marmaton and Granite Wash. The transaction does not include any existing production or current proved reserves. The Company retains its perpetual mineral ownership.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements for fiscal 2012 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil, natural gas and NGL reserves and other information currently available to management. The Company cautions that the Forward-Looking Statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil, natural gas and NGL reserves. Investors should also read the other information in this Form 10-Q and the Company’s 2011 Annual Report on Form 10-K where risk factors are presented and further discussed. For all the above reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $4,373,119 at March 31, 2012, compared to $7,314,096 at September 30, 2011.

Liquidity:

Cash and cash equivalents were $1,119,676 as of March 31, 2012, compared to $3,506,999 at September 30, 2011, a decrease of $2,387,323. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:

	2012	2011	Change
Operating activities	$15,061,760	$13,581,335	$1,480,425
Investing activities	(28,938,952)	(10,862,270)	(18,076,682)
Financing activities	11,489,869	(2,428,294)	13,918,163

Increase (decrease) in cash and cash equivalents	$(2,387,323)	$290,771	$(2,678,094)

Operating activities:

Net cash provided by operating activities increased $1,480,425 during the first six months of 2012, the result of the following:

Higher collections of oil and natural gas sales and other receivables for the 2012 period compared to the 2011 period resulted in increased cash provided by operating activities of approximately $1.3 million.

Realized gains on derivative contracts decreased approximately $1.2 million in the 2012 period, as compared to the 2011 period.

In the first six months of fiscal 2012, payments for field related LOE were approximately $474,000 higher than in the first six months of fiscal 2011.

Expenditures for G&A, interest and other expenses during the 2012 period increased approximately $107,000, as compared to the 2011 period. These expenditures were the result of higher personnel, technical consulting, auditing, tax preparation and legal costs.

The Company had lower income tax payments during the 2012 period compared to the 2011 period of approximately $2 million.

Investing activities:

Net cash used in investing activities increased $18,076,682 during the first six months of 2012, the result of the following:

For the six months ended March 31, 2012, increased drilling activity resulted in an increase in capital expenditures of $1,009,066, as compared to the six months ended March 31, 2011.

The Company acquired producing properties, leasehold and mineral acreage in Arkansas and Oklahoma totaling approximately $18.8 million in the 2012 period. These acquisitions are discussed below in Capital Resources.

Lease bonus payments received increased during the 2012 period approximately $1.8 million, as compared to the 2011 period. In December 2011, the Company leased 2,431 net mineral acres in the horizontal Mississippian play in northern Oklahoma and received approximately $1.7 million in lease bonus payments.

Financing activities:

Net cash of $11,489,869 was provided by financing activities in the first six months of 2012, as compared to net cash used in financing activities of $2,428,294 in the first six months of 2011. The change of $13,918,163 of net cash provided is the result of the following:

The Company financed the acquisition of producing properties and leasehold in Arkansas discussed above utilizing its credit facility with Bank of Oklahoma and cash. As of March 31, 2012 and 2011, net borrowings were $13,809,501 and $0, respectively.

Stock repurchases of $1,158,957 and $1,264,965 were made in the 2012 and 2011 periods, respectively.

Capital Resources:

Drilling capital expenditures in 2012 of $12,074,991 exceeded 2011 drilling capital expenditures of $11,065,925, a nine percent increase. During the first half of fiscal 2012, increased drilling activity in the Arkansas Fayetteville Shale area, combined with steady drilling activity in western Oklahoma, has resulted in the approximately $1 million increase in capital expenditures. A significant portion of the Fayetteville Shale drilling is occurring on the acreage we acquired during the 2012 first quarter, and at a faster rate than anticipated. Drilling in western Oklahoma continues to be where we own substantial mineral and leasehold acreage in oil and natural gas liquids-rich areas including the Anadarko (Cana) Woodford Shale, Horizontal Granite Wash, Hogshooter Wash, Cleveland, Tonkawa and Marmaton. Drilling in the Fayetteville Shale and in western Oklahoma is expected to continue at a rapid enough pace throughout the remainder of fiscal 2012 such that drilling capital expenditures for the second half of 2012 should approximate drilling capital expenditures during the first half. Accordingly, we expect 2012 capital expenditures for drilling projects to approximate $24 million and for 2012 acquired assets to approximate $22 million, totaling approximately $46 million. With these capital outlays, the Company’s oil, natural gas and natural gas liquids production should continue to increase through the end of fiscal 2012. To carry out our business strategy, we continue to search for opportunities to acquire additional production or acreage which will yield favorable returns on investment in areas that are complementary to our existing holdings.

In April 2012, the Company completed a transaction in which it leased partial rights on 2,846 of its net mineral acres located in Roger Mills County, Oklahoma, to a large independent exploration and production company for three years and received $4,981,000 as a cash bonus and retained a three-sixteenths non-cost bearing royalty interest in all production from wells drilled on these leased rights. The rights leased were from the surface to 100 feet below the base of the Virgilian (the base of the Virgilian is equivalent to the base of the Tonkawa). We retained the rights to the deeper formations including the Hogshooter, Cleveland, Marmaton and Granite Wash which we believe should yield better and more predictable well results. This transaction does not include any of the Company’s existing production or current proved oil, natural gas or natural gas liquids reserves. The Company retained its perpetual mineral ownership in the acreage. We routinely weigh the value of leasing our mineral rights against participation with a working interest in drilling opportunities, whether it be well-by-well or on a broader scope.

Production of oil, natural gas and NGL increased 20% on an Mcfe basis during 2012, as compared to 2011. The Company first reported NGL production in the first quarter of 2012. Increased drilling activity over the last 12–18 months in several western Oklahoma plays which produce significant NGL has resulted in meaningful NGL production and reserves for the Company, necessitating the inclusion of NGL production beginning with the first quarter of 2012. The inclusion of NGL in the reserve calculation began with the 2011 year-end reserve report. In previous quarters, all NGL sales revenues were included with natural gas sales revenues. Excluding the effect of the inclusion of NGL production during the six months ended March 31, 2012, production volumes increased 14% on an Mcfe basis. This increase was due to added production from the newly acquired wells and from wells that have recently come on line, which has exceeded the natural production decline of pre-existing wells. Looking forward, we expect 2012 production to continue to exceed 2011 production due to these newly acquired wells, wells that have recently come on line and wells that will come on line later in 2012.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of participation in drilling and completing new wells and our associated capital expenditures with certainty.

Natural gas prices have continued to decline and the high levels of natural gas in storage has resulted in announced cutbacks in domestic drilling activity and restricted natural gas production on existing wells by some operators. These factors point toward continued low natural gas price levels through the remainder of fiscal 2012. As of March 31, 2012, we had costless collar contracts covering 5,000 barrels per month of our oil production through December 2012 and 380,000 Mmbtu per month of our natural gas production through October 2012. We also had natural gas basis protection swap contracts as of March 31, 2012, covering 190,000 Mmbtu per month of natural gas production through December 2012. During this highly volatile period for oil and natural gas prices, management continues to evaluate opportunities for product price protection by hedging a portion of the Company’s future oil and natural gas production.

Through the first two quarters of 2012 cash provided by operating activities of $15,061,760 more than funded capital expenditures for drilling and equipping wells of $12,074,991. After payment of our regular $.07 per share quarterly dividends totaling $1,160,675 and other miscellaneous investing activities, cash was reduced during 2012 by $2,387,323 and the Company had net borrowings of $13,809,501 utilizing its credit facility. Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and equipping of wells, stock repurchases and dividend payments primarily from cash flow and cash on hand. During the first six months of 2012, the Company utilized excess cash and the bank credit facility to finance $18.8 million in asset purchases. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil and natural gas price decreases, or increased expenditures for drilling, it may be necessary for us to utilize the credit facility further in order to fund these expenditures. The Company has availability (approximately $21.2 million at March 31, 2012) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA, tangible net worth and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash flows for 2012, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund additional acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Overview:

The Company recorded a second quarter 2012 net income of $675,966, or $.08 per share, compared to a net income of $1,772,253, or $.21 per share, in the 2011 quarter. The decrease in net income was principally due to decreased oil and natural gas revenues, increased DD&A expense, partially offset by increased gains on derivative contracts, decreased impairment expense and a decrease in exploration costs. These items are further discussed below.

Oil and Natural Gas (and associated natural gas liquids) Sales:

Oil and natural gas sales decreased $1,342,037 or 12% for the 2012 quarter. The decrease was due to lower natural gas sales prices of 44%, offset by increased oil volumes of 16%, increased natural gas volumes of 16% and increased oil sales prices of 11%. The following table outlines the Company’s sales volumes and average sales prices for oil, natural gas and NGL for the three month periods of fiscal 2012 and 2011:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2012	30,614	$97.55	2,303,797	$2.39	27,834	$38.92	2,654,485	$3.60
3/31/2011	26,376	$88.20	1,993,755	$4.30	*	*	2,152,011	$5.07

The oil production increase is due to continued drilling in western Oklahoma oily plays such as the horizontal Granite Wash, Hogshooter Wash, Cleveland, Tonkawa and Marmaton. The natural gas production increase is mainly due to production attributable to the acquisition in the Fayetteville Shale in Arkansas that the Company completed effective October 25, 2011.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
3/31/12	30,614	2,303,797	27,834	2,654,485
12/31/11	38,040	2,243,312	14,662	2,559,524
9/30/11	27,418	2,268,606	*	2,433,114
6/30/11	25,382	1,976,868	*	2,129,160
3/31/11	26,376	1,993,755	*	2,152,011

*	The Company reported NGL reserves for the first time in its 2011 year-end reserve report. Increased drilling activity over the last 12-18 months in several western Oklahoma plays which produce significant NGL has resulted in meaningful NGL reserves and production for the Company. These reserve and production increases necessitated inclusion of NGL in the 2011 year-end reserve calculation and 2012 production volumes. In quarters prior to 2012, all NGL sales revenues were included with natural gas sales revenues.

Gains (Losses) on Derivative Contracts:

At March 31, 2012, the Company’s fair value of derivative contracts was an asset of $309,658; whereas at March 31, 2011, the Company’s fair value of derivative contracts was an asset of $121,803. The Company had a net gain on derivative contracts of $590,912 in the 2012 quarter as compared to a net gain of $8,766 recorded in the 2011 quarter. The increase in gains is mostly due to new natural gas collars, which were added in the current year.

Production Taxes:

Production taxes decreased $78,576 or 19% in the 2012 quarter as compared to the 2011 quarter. Production taxes as a percentage of oil and natural gas sales decreased from 3.9% in the 2011 quarter to 3.6% in the 2012 quarter. This decrease in rate is a result of increased gas production in Arkansas, where the production tax rate is lower. The low overall production tax rate is due to a large proportion of the Company’s natural gas revenues coming from horizontally drilled wells, which are eligible for reduced Oklahoma and Arkansas production tax rates.

Exploration Costs:

Exploration costs decreased $248,665 in the 2012 quarter as compared to the 2011 quarter. During the 2012 quarter, leasehold impairment and expired leasehold totaled ($12,456) compared to $77,246 during the 2011 quarter, an $89,702 decrease. Charges on two exploratory dry holes and unsuccessful prospect costs totaled $54,144 during the 2012 quarter; whereas, in the 2011 quarter one exploratory dry hole was drilled with charges of $202,731.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $1,309,576 or 36% in the 2012 quarter. DD&A in the 2012 quarter was $1.86 per Mcfe as compared to $1.69 per Mcfe in the 2011 quarter. DD&A increased approximately $848,000 due to oil and natural gas production increasing 23% in the 2012 quarter. The remaining change was caused by a $.17 increase in the DD&A rate per Mcfe accounting for an increase of approximately $462,000. This rate increase was a result of higher finding cost experienced in oil and liquids rich projects where the Company is focusing a significant part of its drilling expenditures.

Provision for Impairment:

The provision for impairment decreased $610,757 in the 2012 quarter compared to the 2011 quarter. During the 2011 quarter, impairment of $828,019 was recorded on four small fields in Oklahoma and Texas. During the 2012 quarter, impairment of $217,262 was recorded on four small fields in Oklahoma. These fields have few wells and are more susceptible to impairment when a well in the field experiences downward reserve revisions due to pricing or performance.

General and Administrative Costs (G&A):

G&A costs increased $140,216 or 10% in the 2012 period. The increase is primarily related to increases in personnel expenses of $175,643, partially offset by a decrease in computer consulting and reservoir engineering fees of $43,368. The increase in personnel expense is due to compensation and employee insurance increases.

Income Taxes:

Provision for income taxes was $31,000 higher in the 2012 quarter than the 2011 quarter. While income before provision for income taxes decreased from $2,271,253 in the 2011 quarter to $1,205,966 in the 2012 quarter, the effective tax rate increased to 44% in the 2012 quarter from 22% in the 2011 quarter. This increase is the result of an increase in the estimated annual effective tax rate during the second quarter due to higher expected fiscal 2012 income before provision for income taxes (mostly related to higher expected lease bonus income) projected as of March 31, 2012, as compared to projections as of December 31, 2011. The net effect of the decreased income before provision for income taxes and the increased effective tax rate resulted in the slight increase in provision for income taxes.

SIX MONTHS ENDED MARCH 31, 2012 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2011

Overview:

The Company recorded a six month period 2012 net income of $4,088,076, or $.49 per share, as compared to a net income of $3,199,102, or $.38 per share, in the 2011 period. Major contributing factors were increased lease bonuses, increased gains on derivative contracts and higher oil and natural gas sales, partially offset by increased DD&A and increased G&A expense. These items are further discussed below.

Oil and Natural Gas (and associated natural gas liquids) Sales:

Oil and natural gas sales increased $670,666 as a result of increased oil volumes of 34%, increased natural gas volumes of 12% and increasing oil sales prices of 11%, partially offset by lower natural gas sales prices of 28%. The table below outlines the Company’s sales volumes and average sales prices for oil, natural gas and NGL for the six month periods of fiscal 2012 and 2011:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2012	68,654	$93.03	4,547,109	$2.91	42,496	$39.31	5,214,009	$4.09
3/31/2011	51,341	$84.10	4,052,183	$4.03	*	*	4,360,229	$4.73

*	The Company reported NGL reserves for the first time in its 2011 year-end reserve report. Increased drilling activity over the last 12-18 months in several western Oklahoma plays which produce significant NGL has resulted in meaningful NGL reserves and production for the Company. These reserve and production increases necessitated inclusion of NGL in the 2011 year-end reserve calculation and 2012 production volumes. In quarters prior to 2012, all NGL sales revenues were included with natural gas sales revenues.

The oil production increase is due to continued drilling in western Oklahoma oily plays such as the horizontal Granite Wash, Hogshooter Wash, Cleveland, Tonkawa and Marmaton. The natural gas production increase is mainly due to production attributable to the acquisition in the Fayetteville Shale in Arkansas that the Company completed effective October 25, 2011. The Company owns a substantial acreage position in western Oklahoma and drilling in these plays is expected to continue at a rapid pace throughout fiscal 2012 giving the Company opportunity to continue to increase its oil and NGL production. Further, drilling for natural gas in the Fayetteville Shale play, both on legacy acreage and the recently acquired acreage, remains brisk. As a result, increases in gas production are expected throughout fiscal 2012.

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $1,780,063 in the 2012 period. The increase was mainly due to the Company leasing 2,431 net acres in the horizontal Mississippian play, in northern Oklahoma, for $1.7 million.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was $309,658 as of March 31, 2012, and $121,803 as of March 31, 2011. The Company had a net gain of $368,833 in the six months ended March 31, 2012, compared to a loss of $12,673 for the six months ended March 31, 2011. The Company received net cash payments (realized gains) of $275,115 and $1,485,850 for the 2012 and 2011 periods, respectively.

Lease Operating Expenses (LOE):

LOE increased $36,950 or 1% in the 2012 period. LOE per Mcfe decreased in the fiscal 2012 period to $.83 compared to $.98 in the 2011 period. LOE related to field operating costs increased approximately $213,000 in the 2012 period compared to the 2011 period, an 11% increase. This increase is principally a result of production increasing 20%. In the 2012 period, field operating costs were $.42 per Mcfe compared to $.45 per Mcfe in the 2011 quarter. The decrease in rate is primarily due to lower workover costs in the 2012 period.

The increase in LOE related to field operating costs was partially offset by a decrease in value based fees (primarily gathering, transportation and marketing costs) of approximately $176,000 in the 2012 period compared to the 2011 period. On a per Mcfe basis, these fees were down $.12 due to lower natural gas prices, the addition of significant oil production and new natural gas wells producing in areas with lower value based fees. Value based fees are charged as a percent of natural gas sales.

Exploration Costs:

Exploration costs decreased $222,399 in the 2012 period compared to the 2011 period. Charges on two exploratory dry holes and unsuccessful prospect costs totaled $55,697 during the 2012 period; whereas, in the 2011 period, the Company had two exploratory dry holes totaling $427,127. The decrease in dry hole costs was partially offset by an increase in leasehold impairment and expired leasehold. During the 2012 period, leasehold impairment and expired leasehold totaled $299,361, compared to $150,331 during the 2011 period, a $149,030 increase. This increase was principally on one leasehold prospect in Oklahoma.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $2,017,178 or 29% in the 2012 period. DD&A was $1.74 per Mcfe in the 2012 period compared to $1.62 per Mcfe in the 2011 period. DD&A increased $1,383,638 due to oil and natural gas production increasing 20% in the 2012 period compared to the 2011 period. The remaining increase of $633,540 was caused by a $.12 increase in the DD&A rate. This rate increase is due to higher finding cost experienced in oil and liquids rich areas where the Company is focusing a significant part of its drilling capital expenditures.

Provision for Impairment:

The provision for impairment decreased $247,210 in the 2012 period compared to the 2011 period. During the 2012 period, impairment of $580,809 was recorded on eight small fields in Oklahoma. During the 2011 period, impairment of $828,019 was recorded on four small fields in Oklahoma and Texas. These fields have few wells and are more susceptible to impairment when a well in the field experiences downward reserve revisions due to pricing or performance.

General and Administrative Costs (G&A):

G&A costs increased $197,742 or 6% in the 2012 period. The increase is primarily related to increases in personnel expenses of $246,305, partially offset by decreases in company insurance and Board of Directors expenses of $49,605.

Income Taxes:

The fiscal 2012 period provision for income taxes of $1,379,000 was a result of a pre-tax income of $5,467,076 as compared to a provision for income taxes of $1,075,000 in the fiscal 2011 period resulting from a pre-tax income of $4,274,102. The effective tax rate was 25% for both the 2012 and 2011 periods. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both the 2012 and the 2011 periods.

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

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. As of March 31, 2012, the Company has basis protection swaps and oil and natural gas collars in place. All of our outstanding derivative contracts are with one counterparty and are unsecured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts may expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s basis protection swaps, a change of $.10 in the basis differential from NYMEX and the indexed pipelines would result in a change to pre-tax operating income of approximately $169,000. For the Company’s natural gas collars, a change of $.10 in the forward strip prices would result in a change to pre-tax operating income of approximately $200,000. For the Company’s oil collars, a change of $1.00 in the forward strip prices would result in a change to pre-tax operating income of approximately $29,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the national prime rate plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At March 31, 2012, the Company had $13,809,501 outstanding under these facilities. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

PART II OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
2/1—2/29/12	18,318	$29.82	18,318	$300,000
3/1—3/31/12	20,453	$29.95	20,453	$1,200,000

Total	38,771	$29.89	38,771

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan on March 11, 2010, the Board of Directors approved repurchase of up to $1.5 million of the Company’s common stock, from time to time, equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Pursuant to previously adopted board resolutions, the purchase of an additional $1.5 million of the Company’s common stock became authorized and approved effective March 14, 2012. The shares are held in treasury and are accounted for using the cost method.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on March 8, 2012.

(b)	Two directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
Darryl G. Smette	4,507,675	223,390
H. Grant Swartzwelder	4,592,697	138,368

(c)	A proposal was also voted upon to ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2012.

	SHARES
	FOR	AGAINST	ABSTAINING
Proposal	6,083,083	27,473	45,168

ITEM 6 EXHIBITS AND REPORT ON FORM 8-K

	(a) EXHIBITS –	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
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
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

(b)	Form 8-K – Dated (3/12/12), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

Form 8-K – Dated (3/12/12), item 5.07 – Submission of Matters to a Vote of Security Holders

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

May 7, 2012	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

May 7, 2012	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

May 7, 2012	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer