Form 10-Q
period 2012-06-30
PANHANDLE OIL & GAS INC
filed 2012-08-07
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-31759

PANHANDLE OIL AND GAS INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Centre, Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

(405) 948-1560

Registrant’s telephone number including area code

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

Outstanding shares of Class A Common stock (voting) at August 7, 2012: 8,239,532

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

PART 1 FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$479,674	$3,506,999
Oil and natural gas sales receivables	6,165,551	8,811,404
Deferred income taxes	31,900	—
Refundable income taxes	—	354,246
Refundable production taxes	587,768	223,672
Derivative contracts	169,472	269,329
Other	133,987	95,408

Total current assets	7,568,352	13,261,058
Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and natural gas properties	265,518,051	230,554,198
Non-producing oil and natural gas properties	10,845,809	11,100,350
Furniture and fixtures	664,508	628,929

	277,028,368	242,283,477
Less accumulated depreciation, depletion and amortization	(159,795,938)	(146,147,514)

Net properties and equipment	117,232,430	96,135,963
Investments	908,245	667,504
Refundable production taxes	916,594	1,359,668

Total assets	$126,625,621	$111,424,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,926,378	$4,899,593
Deferred income taxes	—	7,100
Income taxes payable	690,951	—
Accrued liabilities and other	1,229,837	1,040,269

Total current liabilities	6,847,166	5,946,962

Long-term debt	8,000,000	—
Deferred income taxes	26,077,907	24,777,650
Asset retirement obligations	1,971,477	1,843,875
Derivative contracts	—	53,389

Stockholders’ equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,431,502 issued at June 30, 2012, and September 30, 2011	140,524	140,524
Capital in excess of par value	1,943,555	1,924,507
Deferred directors’ compensation	2,573,469	2,665,583
Retained earnings	85,219,018	79,771,563

	89,876,566	84,502,177
Less treasury stock, at cost; 191,970 shares at June 30, 2012, and 175,331 shares at September 30, 2011	(6,147,495)	(5,699,860)

Total stockholders’ equity	83,729,071	78,802,317

Total liabilities and stockholders’ equity	$126,625,621	$111,424,193

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues:
Oil and natural gas (and associated natural gas liquids) sales	$8,438,709	$11,190,482	$29,748,884	$31,829,991
Lease bonuses and rentals	5,014,238	83,485	6,936,156	225,340
Gains (losses) on derivative contracts	81,164	344,856	449,997	332,183
Income from partnerships	115,581	69,594	355,898	179,910

	13,649,692	11,688,417	37,490,935	32,567,424

Costs and expenses:
Lease operating expenses	2,254,543	2,212,181	6,570,942	6,491,630
Production taxes	289,642	268,425	1,071,993	1,035,497
Exploration costs	29,141	418,055	384,199	995,512
Depreciation, depletion and amortization	4,597,363	3,716,460	13,680,737	10,782,656
Provision for impairment	205,915	2,927	786,724	830,946
Loss (gain) on asset sales, interest and other	93,350	(44,279)	45,846	(63,505)
General and administrative	1,498,439	1,423,219	4,802,119	4,529,157

	8,968,393	7,996,988	27,342,560	24,601,893

Income before provision for income taxes	4,681,299	3,691,429	10,148,375	7,965,531

Provision for income taxes	1,581,000	1,041,000	2,960,000	2,116,000

Net income	$3,100,299	$2,650,429	$7,188,375	$5,849,531

Basic and diluted earnings per common share (Note 3)	$0.37	$0.32	$0.86	$0.70

Basic and diluted weighted average shares outstanding:
Common shares	8,249,954	8,256,252	8,253,079	8,279,784
Unissued, directors' deferred compensation shares	115,087	123,310	133,702	119,943

	8,365,041	8,379,562	8,386,781	8,399,727

Dividends declared per share of common stock and paid in period	$0.07	$0.07	$0.21	$0.21

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months Ended June 30, 2012

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2011	8,431,502	$140,524	$1,924,507	$2,665,583	$79,771,563	(175,331)	$(5,699,860)	$78,802,317
Purchase of treasury stock	—	—	—	—	—	(38,771)	(1,158,957)	(1,158,957)
Restricted stock awards	—	—	239,858	—	—	—	—	239,858
Net income	—	—	—	—	7,188,375	—	—	7,188,375
Dividends ($.21 per share)	—	—	—	—	(1,740,920)	—	—	(1,740,920)
Distribution of deferred directors’ compensation	—	—	(220,810)	(406,769)	—	22,132	711,322	83,743
Increase in deferred directors’ compensation charged to expense	—	—	—	314,655	—	—	—	314,655

Balances at June 30, 2012 (unaudited)	8,431,502	$140,524	$1,943,555	$2,573,469	$85,219,018	(191,970)	$(6,147,495)	$83,729,071

Nine Months Ended June 30, 2011

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors’	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2010	8,431,502	$140,524	$1,816,365	$2,222,127	$73,599,733	(120,560)	$(4,196,753)	$73,581,996
Purchase of treasury stock	—	—	—	—	—	(65,481)	(1,851,290)	(1,851,290)
Restricted stock awards	—	—	105,664	—	—	—	—	105,664
Net income	—	—	—	—	5,849,531	—	—	5,849,531
Dividends ($.21 per share)	—	—	—	—	(1,743,075)	—	—	(1,743,075)
Increase in deferred directors’ compensation charged to expense	—	—	—	330,332	—	—	—	330,332

Balances at June 30, 2011 (unaudited)	8,431,502	$140,524	$1,922,029	$2,552,459	$77,706,189	(186,041)	$(6,048,043)	$76,273,158

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2012	2011
	(unaudited)
Operating Activities
Net income	$7,188,375	$5,849,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,680,737	10,782,656
Impairment	786,724	830,946
Provision for deferred income taxes	1,261,257	1,348,000
Exploration costs	384,199	995,512
Net (gain) loss on sale of assets and lease bonuses	(7,049,445)	(223,587)
Income from partnerships	(355,898)	(179,910)
Distributions received from partnerships	436,489	278,865
Directors’ deferred compensation expense	314,655	330,332
Restricted stock awards	239,858	105,664
Cash provided by changes in assets and liabilities:
Oil and natural gas sales receivables	2,645,853	653,278
Fair value of derivative contracts	46,468	1,348,877
Refundable production taxes	78,978	(40,806)
Other current assets	13,727	334,933
Accounts payable	374,076	36,593
Income taxes receivable	354,246	(878,860)
Other non-current assets	308	—
Income taxes payable	690,951	(922,136)
Accrued liabilities	(104,279)	41,801

Total adjustments	13,798,904	14,842,158

Net cash provided by operating activities	20,987,279	20,691,689

Investing Activities
Capital expenditures, including dry hole costs	(16,026,416)	(17,059,135)
Acquisition of working interest properties	(17,399,052)	—
Acquisition of minerals and overrides	(2,625,569)	(299,755)
Proceeds from leasing of fee mineral acreage	7,042,364	256,583
Investments in partnerships	(321,640)	29,912
Proceeds from sales of assets	131,843	938
Excess tax benefit on stock-based compensation	83,743	—

Net cash used in investing activities	(29,114,727)	(17,071,457)

Financing Activities
Borrowings under debt agreement	33,385,738	—
Payments of loan principal	(25,385,738)	—
Purchase of treasury stock	(1,158,957)	(1,851,290)
Payments of dividends	(1,740,920)	(1,743,075)

Net cash provided by (used in) financing activities	5,100,123	(3,594,365)

Increase (decrease) in cash and cash equivalents	(3,027,325)	25,867
Cash and cash equivalents at beginning of period	3,506,999	5,597,258

Cash and cash equivalents at end of period	$479,674	$5,623,125

Supplemental Schedule of Noncash Investing and Financing Activities
Additions to asset retirement obligations	$45,702	$20,569

Gross additions to properties and equipment	$35,945,287	$17,818,134
Net (increase) decrease in accounts payable for properties and equipment additions	105,750	(459,244)

Capital expenditures and acquisitions, including dry hole costs	$36,051,037	$17,358,890

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume or income, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion benefits, when a provision for income taxes is recorded, decrease the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30, 2012, was 29% as compared to 27% for the nine months ended June 30, 2011. The effective tax rate for the quarter ended June 30, 2012, was 34% as compared to 28% for the quarter ended June 30, 2011. This increase is the result of an increase in the estimated annual effective tax rate during the third quarter due to higher expected fiscal 2012 income before provision for income taxes (mostly related to higher lease bonus income) projected as of June 30, 2012, as compared to projections as of March 31, 2012.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $80,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and a 9% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to certain proved non-producing and proved undeveloped reserves. The facility has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $25,145,548 at June 30, 2012. The facility matures on November 30, 2014. The interest rate is based on national prime plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. The election of national prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from national prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties. At June 30, 2012, the effective interest rate was 2.25%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(5)

Since the bank charges a customary non-use fee of .25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35,000,000. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and may limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At June 30, 2012, the Company was in compliance with the covenants of the BOK agreement.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2012 and 2011, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Performance based, restricted stock	$43,031	$14,303	$107,449	$28,606
Non-performance based, restricted stock	48,034	32,515	132,409	77,058

Total compensation expense	$91,065	$46,818	$239,858	$105,664

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of June 30, 2012
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$366,008	2.14
Non-performance based, restricted stock	418,621	2.29

Total	$784,629

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

(6)

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, natural gas and NGL, future production costs, estimates of future oil, natural gas and NGL reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, natural gas and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated estimates of future prices. For the three months ended June 30, 2012 and 2011, the assessments resulted in $205,915 and $2,927 of impairment, respectively. For the nine months ended June 30, 2012 and 2011, the assessments resulted in $786,724 and $830,946 of impairment, respectively. A reduction in oil, natural gas or NGL prices or a decline in reserve volumes could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

At June 30, 2012 and 2011, non-producing oil and natural gas properties include costs of $188,449 and $1,751,766, respectively, on exploratory wells which were drilling and/or testing. On those wells drilling and/or testing as of June 30, 2012, the Company expects to have evaluation results within the next six months.

NOTE 10: Exploration Costs

In the quarter and nine month period ended June 30, 2012, lease expirations and leasehold impairments of $14,916 and $314,277, respectively, were charged to exploration costs. Leasehold impairments are recorded for individually insignificant non-producing leases which the Company believes will not be transferred to proved properties over the remaining lives of the leases. In the quarter and nine month period ended June 30, 2012, the Company also incurred costs of $14,225 and $69,922, respectively, related to exploratory dry holes. In the quarter and nine month period ended June 30, 2011, lease expirations and impairments of $305,156 and $455,486, respectively, were charged to exploration costs as well as costs of $112,899 and $540,026, respectively, related to exploratory dry holes.

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

(7)

Derivative contracts in place as of June 30, 2012

(prices below reflect the Company’s net price from the listed Oklahoma pipelines)

Contract period	Production volume covered per month	Indexed (1) pipeline	Fixed price
Natural gas basis protection swaps
January - December 2012	50,000 Mmbtu	CEGT	NYMEX - $.29
January - December 2012	40,000 Mmbtu	CEGT	NYMEX - $.30
January - December 2012	50,000 Mmbtu	PEPL	NYMEX - $.29
January - December 2012	50,000 Mmbtu	PEPL	NYMEX - $.30

Natural gas costless collars
March - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.25 ceiling
April - October 2012	120,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.10 ceiling
April - October 2012	60,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.45 ceiling
April - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.30 ceiling

Oil costless collars
January - December 2012	2,000 Bbls	NYMEX WTI	$90 floor/$105 ceiling
February - December 2012	3,000 Bbls	NYMEX WTI	$90 floor/$110 ceiling
May - December 2012	2,000 Bbls	NYMEX WTI	$90 floor/$114 ceiling

(1)	CEGT - Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma

PEPL - Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline

(8)

Derivative contracts in place as of September 30, 2011

(prices below reflect the Company’s net price from the listed Oklahoma pipelines)

Contract period	Production volume covered per month	Indexed (1) pipeline	Fixed price
Natural gas fixed price swaps
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.65
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.65
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.70
April - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.75
May - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.50
May - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.60
June - October 2011	50,000 Mmbtu	NYMEX Henry Hub	$4.63

Natural gas basis protection swaps
January - December 2011	50,000 Mmbtu	CEGT	NYMEX - $.27
January - December 2011	50,000 Mmbtu	CEGT	NYMEX - $.27
January - December 2011	50,000 Mmbtu	PEPL	NYMEX - $.26
January - December 2011	50,000 Mmbtu	PEPL	NYMEX - $.27
January - December 2011	70,000 Mmbtu	PEPL	NYMEX - $.36
January - December 2012	50,000 Mmbtu	CEGT	NYMEX - $.29
January - December 2012	40,000 Mmbtu	CEGT	NYMEX - $.30
January - December 2012	50,000 Mmbtu	PEPL	NYMEX - $.29
January - December 2012	50,000 Mmbtu	PEPL	NYMEX - $.30

Oil costless collars
April - December 2011	5,000 Bbls	NYMEX WTI	$100 floor/$112 ceiling

(1)	CEGT - Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma

PEPL - Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline

While the Company believes that its derivative contracts are effective in achieving the risk management objective for which they were intended, the Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was an asset of $169,472 as of June 30, 2012, and a net asset of $215,940 as of September 30, 2011. Realized and unrealized gains and (losses) for the periods ended June 30, 2012, and June 30, 2011, are scheduled below:

Gains (losses) on	Three months ended		Nine months ended
derivative contracts	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Realized	$221,350	$195,210	$496,465	$1,681,060
Increase (decrease) in fair value	(140,186)	149,646	(46,468)	(1,348,877)

Total	$81,164	$344,856	$449,997	$332,183

To the extent that a legal right of offset exists, the Company nets the fair value of its derivative contracts with the same counterparty in the accompanying balance sheets. The following table summarizes the Company’s derivative contracts as of June 30, 2012, and September 30, 2011:

(9)

	Balance Sheet Location	6/30/2012 Fair Value	9/30/2011 Fair Value
Asset Derivatives:
Derivatives not designated as Hedging Instruments:
Commodity contracts	Short-term derivative contracts	$169,472	$269,329
Commodity contracts	Long-term derivative contracts	—	—

Total Asset Derivatives (a)		$169,472	$269,329

Liability Derivatives:
Derivatives not designated as Hedging Instruments:
Commodity contracts	Short-term derivative contracts	$—	$—
Commodity contracts	Long-term derivative contracts	—	53,389

Total Liability Derivatives (a)		$—	$53,389

(a)	See Fair Value Measurements section for further disclosures regarding fair value of financial instruments.

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets (Liabilities):
Derivative Contracts—Swaps	$—	$(193,252)	$—	$(193,252)
Derivative Contracts—Collars	$—	$—	$362,724	$362,724

Level 2—Market Approach—The fair values of the Company’s natural gas swaps are based on a third-party pricing model which utilizes inputs that are either readily available in the public market, such as natural gas curves, or can be corroborated from active markets. These values are based upon, among other things, future prices and time to maturity. These values are then compared to the values given by our counterparties for reasonableness.

Level 3—The fair values of the Company’s oil and natural gas collar contracts are based on a pricing model which utilizes inputs that are unobservable or not readily available in the public market. These values are based upon, among other things, crude oil and natural gas future prices, volatility and time to maturity. These values are then compared to the values given by our counterparties for reasonableness.

A reconciliation of the Company’s assets classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

(10)

Derivatives
Balance of Level 3 as of October 1, 2011	$293,847
Total gains or (losses)—realized and unrealized:
Included in earnings
Realized	482,125
Unrealized	(413,248)
Included in other comprehensive income (loss)	—
Purchases, issuances and settlements	—
Transfers in and out of Level 3	—

Balance of Level 3 as of June 30, 2012	$362,724

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended June 30,
	2012			2011
	Fair Value	Impairment		Fair Value	Impairment
Producing Properties	$378,864	$205,915	(a)	$8,155	$2,927	(a)

	Nine Months Ended June 30,
	2012			2011
	Fair Value	Impairment		Fair Value	Impairment
Producing Properties	$1,287,827	$786,724	(a)	$1,049,898	$830,946	(a)

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, refundable income taxes, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of Company’s debt approximates its carrying amount as the interest rates on the Company’s revolving line of credit are approximately equivalent to market rates for similar type debt based on the Company’s credit worthiness, which represents level 3 of the fair value hierarchy.

NOTE 13: Acquisitions

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

Actual and Pro Forma Impact of Acquisitions (Unaudited)

Revenues attributable to this acquisition included in the Company’s statement of operations for the quarter and nine months ended June 30, 2012, were $718,740 and $2,655,150, respectively. Net income (loss) attributable to the acquisition included in the statement of operations for the quarter and nine months ended June 30, 2012, was ($96,349) and $349,598, respectively.

(11)

The following table presents the unaudited pro forma financial information assuming the Company had acquired this business on October 1, 2010:

	For the Nine Months Ended
	June 30
	2012	2011
Revenue:
As reported	$37,490,935	$32,567,424
Pro forma revenue	409,988	3,293,040

Pro forma	$37,900,923	$35,860,464
Net Income:
As reported	$7,188,375	$5,849,531
Pro forma income	136,315	731,559

Pro forma	$7,324,690	$6,581,090

The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had this transaction actually occurred on the date presented or to project our results of operations or financial position for any future period.

NOTE 14: Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The new standard requires entities to disclose information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to a master netting arrangement, including providing both gross information and net information for recognized assets and liabilities, the net amounts presented on an entity's balance sheet and a description of the rights of offset associated with these assets and liabilities. The new standard is applicable for all entities that have financial instruments and derivative instruments shown using a net presentation on an entity's balance sheet or are subject to a master netting arrangement. The new standard is effective for interim and annual reporting periods for fiscal years beginning on or after January 1, 2013, and should be applied retrospectively for all periods presented. The Company plans to adopt this new standard effective January 1, 2013, and will provide any additional disclosures necessary to comply with the new standard.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update required certain additional disclosures related to fair value measurements. This update was adopted in our second quarter ended March 31, 2012. The adoption of this update did not materially impact our financial statement disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $721,186 at June 30, 2012, compared to $7,314,096 at September 30, 2011.

(12)

Liquidity:

Cash and cash equivalents were $479,674 as of June 30, 2012, compared to $3,506,999 at September 30, 2011, a decrease of $3,027,325. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:

	2012	2011	Change
Operating activities	$20,987,279	$20,691,689	$295,590
Investing activities	(29,114,727)	(17,071,457)	(12,043,270)
Financing activities	5,100,123	(3,594,365)	8,694,488

Increase (decrease) in cash and cash equivalents	$(3,027,325)	$25,867	$(3,053,192)

Operating activities:

Net cash provided by operating activities increased $295,590 during the first nine months of 2012, explained as follows:

Collections of oil and natural gas sales and other receivables were higher for the 2012 period, compared to the 2011 period, resulting in increased cash provided by operating activities of $317,692.

Realized gains on derivative contracts decreased $1,184,595 in the 2012 period, as compared to the 2011 period.

In the first nine months of fiscal 2012, payments for field related LOE were $757,948 higher than in the first nine months of fiscal 2011.

Interest payments during the 2012 period increased $100,269, as compared to the 2011 period.

The Company had lower income tax payments of $1,997,973 during the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011.

Investing activities:

Net cash used in investing activities increased $12,043,270 during the 2012 period, the result of the following:

Capital expenditures for drilling activity decreased $1,032,719 from $17,059,135 in the 2011 period to $16,026,416 in the 2012 period.

The Company acquired producing properties, leasehold and mineral acreage in Arkansas and Oklahoma totaling $20,024,621 during the nine months ended June 30, 2012, as compared to $299,755 during the nine months ended June 30, 2011.

Lease bonus payments received increased $6,785,781 during the 2012 period, as compared to the 2011 period. In December 2011, the Company leased 2,431 net mineral acres in the horizontal Mississippian play in northern Oklahoma and received $1,713,717 in lease bonus payments. In April 2012, lease bonus payments of $4,800,461 were received by the Company as a result of leasing partial rights on 2,743 of its net mineral acres in Roger Mills County, Oklahoma.

Financing activities:

Net cash of $5,100,123 was provided by financing activities in the first nine months of 2012, as compared to net cash used in financing activities of $3,594,365 in the first nine months of 2011. The net cash provided increase of $8,694,488 is explained as follows:

The Company financed the acquisition of producing properties and leasehold in Arkansas discussed above utilizing its credit facility with Bank of Oklahoma and cash. As of June 30, 2012 and 2011, cash provided by financing activities through net borrowings was $8,000,000 and $0, respectively.

(13)

Treasury stock purchases in the 2012 period totaled $1,158,957, as compared to $1,851,290 in the 2011 period, resulting in a $692,333 decrease of cash used.

Capital Resources:

Although capital expenditures for drilling decreased approximately $1 million (six percent) from 2011 to 2012, drilling activity in the Arkansas Fayetteville Shale and western Oklahoma has continued at a relatively steady pace. A significant portion of the Fayetteville Shale drilling continued to be on the acreage acquired during the 2012 first quarter. Drilling in western Oklahoma continues to be very active where the Company owns substantial mineral and leasehold acreage in oil and natural gas liquids-rich areas including the Anadarko (Cana) Woodford Shale, Horizontal Granite Wash, Hogshooter Wash, Cleveland, Tonkawa and Marmaton. Fiscal 2012 capital expenditures for drilling projects are expected to approximate $22 million, while asset acquisitions for fiscal 2012 are expected to approximate $20 million, totaling approximately $42 million. Although there may be decreases in oil, natural gas and NGL production from quarter to quarter (depending on the timing of new wells coming on line), we expect these capital outlays to result in an overall continued trend of production increases. We will continue to evaluate opportunities to acquire additional production or acreage which are expected to yield favorable returns on investment.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in drilling and completing new wells and associated capital expenditures.

In April 2012, a transaction was completed in which the Company leased partial rights on its mineral acres located in Roger Mills County, Oklahoma, to a large independent exploration and production company. The lease term is three years and the Company received an upfront cash bonus and retained a three-sixteenths non-cost bearing royalty interest in all production from future wells drilled on these leased rights. After post closing adjustments, the net mineral acres leased totaled 2,743 and the cash bonus received was $4,800,461. The rights leased were from the surface to 100 feet below the base of the Virgilian (the base of the Virgilian is equivalent to the base of the Tonkawa). The Company retained the rights to deeper formations including the Granite Wash, Hogshooter Wash, Cleveland and Marmaton which are expected to yield better and more predictable well results. This transaction does not include any of the Company’s existing production or current proved oil, natural gas or NGL reserves. The Company retained its perpetual mineral ownership in the acreage. Panhandle routinely weighs the value of leasing our mineral rights against participation with a working interest in drilling opportunities, whether it be well-by-well or on a broader scope, to determine the optimum method to maximize the value of Panhandle’s assets.

Production of oil, natural gas and NGL increased 21% on an Mcfe basis during 2012, as compared to 2011. The Company first reported NGL production in the first quarter of 2012. Increased drilling activity over the last 12–18 months in several western Oklahoma plays which produce significant NGL has resulted in meaningful NGL production and reserves for the Company, necessitating the inclusion of NGL production beginning with the first quarter of 2012. The inclusion of NGL in the reserve calculation began with the 2011 year-end reserve report. In previous quarters and reserve calculations, all NGL sales revenues were included with natural gas sales revenues. Excluding the effect of the inclusion of NGL production during the nine months ended June 30, 2012, production volumes increased 15% on an Mcfe basis. This increase was due to production added from the newly acquired wells and from wells that have recently come on line, which has exceeded the natural production decline of pre-existing wells. Looking forward, we expect 2012 production to continue to exceed 2011 production due to these newly acquired wells and all wells that come on line throughout fiscal 2012.

Natural gas prices continued to decline through May 2012 to below $2.00 per Mmbtu, but have rebounded to the mid-to-upper $2.00 per Mmbtu range through June 2012. Natural gas storage levels are still above the five year range, but have been gradually converging toward the five year average. The high levels of natural gas in storage have resulted in announced cutbacks in domestic drilling activity and restricted natural gas production has been announced on existing wells by some operators. Natural gas futures prices indicate price improvement to the mid $3.00 per Mmbtu level through the remainder of calendar 2012. As of June 30, 2012, the Company had costless collar contracts covering 7,000 barrels per month of oil production through December 2012 and 380,000 Mmbtu per month of natural gas production through October 2012 and basis protection swap contracts covering 190,000 Mmbtu per month of natural gas production through December 2012. With continued highly volatile oil and natural gas prices, management continues to evaluate opportunities for product price protection by hedging a portion of the Company’s future oil and natural gas production.

Through the first three quarters of 2012, cash provided by operating activities of $20,987,279 more than funded capital expenditures for drilling and equipping wells of $16,026,416. After payment of our regular $.07 per share quarterly dividends totaling $1,740,920, treasury stock purchases of $1,158,957 and other miscellaneous investing activities, cash was reduced during 2012 by $3,027,325. During the first nine months of 2012, the Company utilized excess cash and the bank credit facility to finance approximately $20 million in asset purchases. Net borrowings on the credit facility at June 30, 2012, were $8,000,000.

(14)

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and equipping of wells, treasury stock purchases and dividend payments primarily from cash flow and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, natural gas and NGL price decreases, or increased expenditures for drilling, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($27,000,000 at June 30, 2012) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA, tangible net worth and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash flows for 2012, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund additional acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Overview:

The Company recorded a third quarter 2012 net income of $3,100,299, or $.37 per share, compared to a net income of $2,650,429, or $.32 per share, in the 2011 quarter. The increase in net income was principally due to increased lease bonuses, higher oil and natural gas sales volumes and decreased exploration costs, partially offset by lower oil and natural gas prices, increased DD&A and impairment expenses and lower gains on derivative contracts. These items are further discussed below.

Oil and Natural Gas (and associated natural gas liquids) Sales:

Oil and natural gas sales decreased $2,751,773 or 25% for the 2012 quarter. The decrease was due to lower natural gas sales prices of 56% and decreased oil sales prices of 8%, offset by increased oil volumes of 53% and increased natural gas volumes of 15%. The following table outlines the Company’s sales volumes and average sales prices for oil, natural gas and NGL for the three month periods of fiscal 2012 and 2011:

	Oil Bbls Sold	Average Price	Mcf Sold	Average Price	NGL Bbls Sold	Average Price	Mcfe Sold	Average Price
Three months ended
6/30/2012	38,937	$88.41	2,273,649	$1.95	23,680	$23.29	2,649,351	$3.19
6/30/2011	25,382	$96.18	1,976,868	$4.43	*	*	2,129,160	$5.26

The oil production increase is due to continued drilling in western Oklahoma oily plays such as the horizontal Granite Wash, Hogshooter Wash, Cleveland, Tonkawa and Marmaton. The natural gas production increase is mainly a result of production attributable to the acquisition in the Fayetteville Shale in Arkansas that the Company completed effective October 25, 2011.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
6/30/2012	38,937	2,273,649	23,680	2,649,351
3/31/2012	30,614	2,303,797	27,834	2,654,485
12/31/2011	38,040	2,243,312	14,662	2,559,524
9/30/2011	27,418	2,268,606	*	2,433,114
6/30/2011	25,382	1,976,868	*	2,129,160

*	The Company reported NGL reserves for the first time in its 2011 year-end reserve report. Increased drilling activity over the last 12-18 months in several western Oklahoma plays which produce significant NGL has resulted in meaningful NGL reserves and production for the Company. These reserve and production increases necessitated inclusion of NGL in the 2011 year-end reserve calculation and 2012 production volumes. In quarters prior to 2012, all NGL sales revenues were included with natural gas sales revenues.

(15)

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $4,930,753 in the 2012 quarter as compared to the 2011 quarter. The increase was mainly due to the Company leasing 2,743 (after post close adjustments) net mineral acres in Roger Mills County, Oklahoma, for $4.8 million (after post close adjustments). The rights leased were from the surface to 100 feet below the base of the Virgilian (commonly referred to as the Tonkawa).

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was an asset of $169,472 as of June 30, 2012, and $271,449 as of June 30, 2011. The Company had a net gain on derivative contracts of $81,164 in the 2012 quarter as compared to a net gain of $344,856 recorded in the 2011 quarter. The decrease in gains is mostly due to the natural gas fixed price swaps, which expired in October 2011, being profitable in the 2011 period, as natural gas prices were below the fixed prices.

Exploration Costs:

Exploration costs decreased $388,914 in the 2012 quarter as compared to the 2011 quarter. During the 2012 quarter, leasehold impairment and expired leasehold totaled $14,916 compared to $305,156 during the 2011 quarter, a $290,240 decrease. Charges on unsuccessful prospect costs totaled $14,225 during the 2012 quarter; whereas, in the 2011 quarter $112,899 was charged on two exploratory dry holes.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $880,903 or 24% in the 2012 quarter. DD&A in the 2012 quarter was $1.74 per Mcfe as compared to $1.75 per Mcfe in the 2011 quarter. DD&A increased $907,996 due to oil and natural gas production volumes increasing 24% in the 2012 quarter.

Provision for Impairment:

The provision for impairment increased $202,988 in the 2012 quarter compared to the 2011 quarter. During the 2011 quarter, impairment of $2,927 was recorded on one field in Oklahoma. During the 2012 quarter, impairment of $205,915 was recorded on three small fields in Oklahoma. These fields have few wells and are more susceptible to impairment when a well in the field experiences downward reserve revisions.

Income Taxes:

Provision for income taxes was $540,000 higher in the 2012 quarter than the 2011 quarter. Income before provision for income taxes increased from $3,691,429 in the 2011 quarter to $4,681,299 in the 2012 quarter and the effective tax rate increased to 34% in the 2012 quarter from 28% in the 2011 quarter. This increase is the result of an increase in the estimated annual effective tax rate during the third quarter due to higher expected fiscal 2012 income before provision for income taxes (mostly related to higher lease bonus income) projected as of June 30, 2012, as compared to projections as of March 31, 2012. The increased income before provision for income taxes and the increased effective tax rate resulted in the increase in provision for income taxes.

NINE MONTHS ENDED JUNE 30, 2012 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2011

Overview:

The Company recorded a nine month period 2012 net income of $7,188,375, or $.86 per share, as compared to a net income of $5,849,531, or $.70 per share, in the 2011 period. Major contributing factors to the increase in net income were increased lease bonuses, higher oil and natural gas sales volumes and decreased exploration costs, partially offset by increased DD&A expense and lower natural gas prices. These items are further discussed below.

Oil and Natural Gas (and associated natural gas liquids) Sales:

Oil and natural gas sales decreased $2,081,107 as a result of lower natural gas sales prices of 38%, partially offset by increased oil volumes of 40%, increased natural gas volumes of 13% and increasing oil sales prices of 4%. The table below outlines the Company’s sales volumes and average sales prices for oil, natural gas and NGL for the nine month periods of fiscal 2012 and 2011:

(16)

	Oil Bbls Sold	Average Price	Mcf Sold	Average Price	NGL Bbls Sold	Average Price	Mcfe Sold	Average Price
Nine months ended
6/30/2012	107,591	$91.36	6,820,758	$2.59	66,176	$33.58	7,863,360	$3.78
6/30/2011	76,723	$88.10	6,029,051	$4.16	*	*	6,489,389	$4.90

*	The Company reported NGL reserves for the first time in its 2011 year-end reserve report. Increased drilling activity over the last 12-18 months in several western Oklahoma plays which produce significant NGL has resulted in meaningful NGL reserves and production for the Company. These reserve and production increases necessitated inclusion of NGL in the 2011 year-end reserve calculation and 2012 production volumes. In quarters prior to 2012, all NGL sales revenues were included with natural gas sales revenues.

The oil production increase is due to continued drilling in western Oklahoma oily plays such as the horizontal Granite Wash, Hogshooter Wash, Cleveland, Tonkawa and Marmaton. The natural gas production increase is mainly a result of production attributable to the acquisition in the Fayetteville Shale in Arkansas that the Company completed effective October 25, 2011. The Company owns a substantial mineral acreage position in western Oklahoma and drilling in these plays is expected to continue at a rapid pace throughout fiscal 2012 giving the Company the opportunity to continue to increase its oil production. Drilling for natural gas in the Fayetteville Shale play both on legacy acreage and the recently acquired acreage remains brisk. Although there may be decreases in oil, natural gas and NGL production from quarter to quarter (depending on the timing of new wells coming on line), we expect an overall continued trend of production increases.

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $6,710,816 in the 2012 period. The increase was mainly due to the Company leasing 2,743 (after post close adjustments) net mineral acres in Roger Mills County, Oklahoma, for $4.8 million (after post close adjustments). The rights leased were from the surface to 100 feet below the base of the Virgilian (commonly referred to as the Tonkawa). The Company also leased 2,431 net acres in the horizontal Mississippian play in northern Oklahoma for $1.7 million.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was an asset of $169,472 as of June 30, 2012, and $271,449 as of June 30, 2011. The Company had a net gain of $449,997 in the nine months ended June 30, 2012, compared to a gain of $332,183 for the nine months ended June 30, 2011. The Company received net cash payments (realized gains) of $496,465 and $1,681,060 for the 2012 and 2011 periods, respectively.

Exploration Costs:

Exploration costs decreased $611,313 in the 2012 period compared to the 2011 period. Charges on two exploratory dry holes and unsuccessful prospect costs totaled $69,922 during the 2012 period; whereas, in the 2011 period, the Company had two exploratory dry holes totaling $540,026. The decrease in dry hole costs was coupled with a decrease in leasehold impairment and expired leasehold. During the 2012 period, leasehold impairment and expired leasehold totaled $314,277 compared to $455,486 during the 2011 period, a $141,209 decrease.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $2,898,081 or 27% in the 2012 period. DD&A was $1.74 per Mcfe in the 2012 period compared to $1.66 per Mcfe in the 2011 period. DD&A increased $2,282,060 due to oil and natural gas production volumes increasing 21% in the 2012 period compared to the 2011 period. The remaining increase of $616,021 was caused by an $.08 increase in the DD&A rate. This rate increase is due to higher finding cost experienced in oil and liquids rich areas where the Company is drilling and has had new wells come on line.

General and Administrative Costs (G&A):

G&A costs increased $272,962 or 6% in the 2012 period. The increase is primarily related to increases in personnel expenses of $161,519 and legal expenses of $114,747. The increase in personnel expense is due to compensation and employee insurance increases. The increase in legal expense is a result of more significant acquisition and mineral lease activity.

(17)

Income Taxes:

The fiscal 2012 period provision for income taxes of $2,960,000 was a result of a pre-tax income of $10,148,375 as compared to a provision for income taxes of $2,116,000 in the fiscal 2011 period resulting from a pre-tax income of $7,965,531. The effective tax rate was 29% and 27% for the 2012 and 2011 periods, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both the 2012 and the 2011 periods.

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

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. As of June 30, 2012, the Company has basis protection swaps and oil and natural gas collars in place. All of our outstanding derivative contracts are with one counterparty and are unsecured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts may expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s basis protection swaps, a change of $.10 in the basis differential from NYMEX and the indexed pipelines would result in a change to pre-tax operating income of approximately $113,000. For the Company’s natural gas collars, a change of $.10 in the forward strip prices would result in a change to pre-tax operating income of approximately $65,000. For the Company’s oil collars, a change of $1.00 in the forward strip prices would result in a change to pre-tax operating income of approximately $36,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the national prime rate plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At June 30, 2012, the Company had $8,000,000 outstanding under these facilities. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

(18)

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

During the three months ended June 30, 2012, the Company did not repurchase shares of the Company’s common stock.

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan on March 11, 2010, the Board of Directors approved repurchase of up to $1.5 million of the Company’s common stock, from time to time, equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Pursuant to previously adopted board resolutions, the purchase of an additional $1.5 million of the Company’s common stock became authorized and approved effective March 14, 2012. As of June 30, 2012, the approximate dollar value of shares that may yet be purchased under the program was $1,200,000. The shares are held in treasury and are accounted for using the cost method.

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

PANHANDLE OIL AND GAS INC.

August 7, 2012	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and Chief Executive Officer

August 7, 2012	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President and Chief Financial Officer

August 7, 2012	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller and Chief Accounting Officer

(19)