Form 10-Q
period 2013-03-31
PANHANDLE OIL & GAS INC
filed 2013-05-08
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

( X )	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2013 .

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number                                                            001-31759

                                                                                                PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

                                                                                               OKLAHOMA                                             73-1055775
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                                                          Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma  73112
 (Address of principal executive offices)

Registrant's telephone number including area code     (405) 948-1560

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

Large accelerated filer               Accelerated filer    X         Non-accelerated filer ____    Smaller reporting company  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                Yes             X      No

Outstanding shares of Class A Common stock (voting) at May 8, 2013:   8,244,497

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

“WTI” refers to West Texas Intermediate.

Fiscal year references
All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30.  For example, references to 2013 mean the fiscal year ended September 30, 2013.

References to oil and natural gas properties
References to oil and natural gas properties inherently include natural gas liquids associated with such properties.

PART 1   FINANCIAL INFORMATION
PANHANDLE OIL AND GAS INC.
CONDENSED BALANCE SHEETS

	March 31, 2013	September 30, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,316,752	$1,984,099
Oil, NGL and natural gas sales receivables	10,520,413	8,349,865
Deferred income taxes	94,900	121,900
Refundable income taxes	443,601	325,715
Refundable production taxes	578,792	585,454
Other	165,535	255,812
Total current assets	14,119,993	11,622,845

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and natural gas properties	289,205,728	275,997,569
Non-producing oil and natural gas properties	9,210,116	10,150,561
Furniture and fixtures	705,036	668,004
	299,120,880	286,816,134
Less accumulated depreciation, depletion and amortization	(176,880,302)	(165,199,079)
Net properties and equipment	122,240,578	121,617,055

Investments	1,369,755	1,034,870
Derivative contracts	19,912	-
Refundable production taxes	680,939	911,960
Total assets	$138,431,177	$135,186,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,082,555	$6,447,692
Derivative contracts	1,279,626	172,271
Accrued liabilities and other	700,366	1,007,779
Total current liabilities	9,062,547	7,627,742

Long-term debt	13,500,000	14,874,985
Deferred income taxes	27,638,907	26,708,907
Asset retirement obligations	2,262,211	2,122,950

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,431,502 issued at March 31, 2013 and September 30, 2012	140,524	140,524
Capital in excess of par value	2,337,589	2,020,229
Deferred directors' compensation	2,580,217	2,676,160
Retained earnings	86,828,002	84,821,395
	91,886,332	89,658,308
Less treasury stock, at cost; 187,005 shares at March 31, 2013 and 181,310 shares at September 30, 2012	(5,918,820)	(5,806,162)
Total stockholders' equity	85,967,512	83,852,146
Total liabilities and stockholders' equity	$138,431,177	$135,186,730

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$14,100,844	$9,565,898	$26,859,798	$21,310,175
Lease bonuses and rentals	140,941	166,727	515,333	1,921,918
Gains (losses) on derivative contracts	(1,811,359)	590,912	(918,666)	368,833
Income from partnerships	151,560	113,373	305,956	240,317
	12,581,986	10,436,910	26,762,421	23,841,243
Costs and expenses:
Lease operating expenses	2,638,342	2,051,487	5,934,904	4,316,399
Production taxes	412,886	343,852	716,439	782,351
Exploration costs	15,412	41,688	35,179	355,058
Depreciation, depletion and amortization	6,258,623	4,940,961	11,897,643	9,083,374
Provision for impairment	63,476	217,262	218,441	580,809
Loss (gain) on asset sales, interest and other	(211,896)	29,537	(168,710)	(47,504)
General and administrative	1,643,656	1,606,157	3,541,740	3,303,680
	10,820,499	9,230,944	22,175,636	18,374,167
Income before provision for income taxes	1,761,487	1,205,966	4,586,785	5,467,076

Provision for income taxes	739,000	530,000	1,416,000	1,379,000

Net income	$1,022,487	$675,966	$3,170,785	$4,088,076

Basic and diluted earnings per common share (Note 3)	$0.12	$0.08	$0.38	$0.49

Basic and diluted weighted average shares outstanding:
Common shares	8,254,226	8,249,954	8,252,145	8,253,079
Unissued, directors' deferred compensation shares	113,258	133,851	113,045	133,387
	8,367,484	8,383,805	8,365,190	8,386,466

Dividends declared per share of common stock and paid in period	$0.07	$0.07	$0.14	$0.14

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2013

	Class A voting Common Stock		Capital in Excess of	Deferred Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2012	8,431,502	$140,524	$2,020,229	$2,676,160	$84,821,395	(181,310)	$(5,806,162)	$83,852,146

Purchase of treasury stock	-	-	-	-	-	(18,056)	(507,345)	(507,345)

Restricted stock awards	-	-	399,907	-	-	-	-	399,907

Net income	-	-	-	-	3,170,785	-	-	3,170,785

Dividends ($.14 per share)	-	-	-	-	(1,164,178)	-	-	(1,164,178)

Distribution of deferred directors' compensation	-	-	(82,547)	(297,154)	-	12,361	394,687	14,986

Increase in deferred directors' compensation charged to expense	-	-	-	201,211	-	-	-	201,211

Balances at March 31, 2013 (unaudited)	8,431,502	$140,524	$2,337,589	$2,580,217	$86,828,002	(187,005)	$(5,918,820)	$85,967,512

Six Months Ended March 31, 2012

	Class A voting Common Stock		Capital in Excess of	Deferred Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2011	8,431,502	$140,524	$1,924,507	$2,665,583	$79,771,563	(175,331)	$(5,699,860)	$78,802,317

Purchase of treasury stock	-	-	-	-	-	(38,771)	(1,158,957)	(1,158,957)

Restricted stock awards	-	-	148,793	-	-	-	-	148,793

Net income	-	-	-	-	4,088,076	-	-	4,088,076

Dividends ($.14 per share)	-	-	-	-	(1,160,675)	-	-	(1,160,675)

Distribution of deferred directors' compensation	-	-	(229,296)	(406,772)	-	22,132	711,322	75,254

Increase in deferred directors' compensation charged to expense	-	-	-	216,727	-	-	-	216,727

Balances at March 31, 2012	8,431,502	$140,524	$1,844,004	$2,475,538	$82,698,964	(191,970)	$(6,147,495)	$81,011,535
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2013	2012
Operating Activities	(unaudited)
Net income	$3,170,785	$4,088,076

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,897,643	9,083,374
Impairment	218,441	580,809
Provision for deferred income taxes	957,000	358,743
Exploration costs	35,179	355,058
Gain from leasing of fee mineral acreage	(514,326)	(1,922,690)
Net gain on sale of assets	(208,750)	(119,647)
Income from partnerships	(305,956)	(240,317)
Distributions received from partnerships	389,962	290,861
Directors' deferred compensation expense	201,197	216,724
Restricted stock awards	399,907	148,793
Cash provided by changes in assets and liabilities:
Oil and natural gas sales receivables	(2,170,548)	1,861,278
Fair value of derivative contracts	1,087,443	(93,718)
Refundable production taxes	237,683	72,573
Other current assets	37,971	(48,078)
Accounts payable	426,487	100,827
Income taxes receivable	(117,886)	354,246
Other non-current assets	-	308
Income taxes payable	-	283,863
Accrued liabilities	(307,413)	(309,323)
Total adjustments	12,264,034	10,973,684
Net cash provided by operating activities	15,434,819	15,061,760

Investing Activities
Capital expenditures, including dry hole costs	(12,719,947)	(12,074,991)
Acquisition of working interest properties	-	(17,399,052)
Acquisition of minerals and overrides	(330,000)	(1,443,893)
Proceeds from leasing of fee mineral acreage	527,570	1,978,410
Investments in partnerships	(418,891)	(206,376)
Proceeds from sales of assets	870,610	131,693
Excess tax benefit on stock-based compensation	15,000	75,257
Net cash used in investing activities	(12,055,658)	(28,938,952)

Financing Activities
Borrowings under debt agreement	4,181,199	32,458,470
Payments of loan principal	(5,556,184)	(18,648,969)
Purchase of treasury stock	(507,345)	(1,158,957)
Payments of dividends	(1,164,178)	(1,160,675)
Net cash provided by (used in) financing activities	(3,046,508)	11,489,869

Increase (decrease) in cash and cash equivalents	332,653	(2,387,323)
Cash and cash equivalents at beginning of period	1,984,099	3,506,999
Cash and cash equivalents at end of period	$2,316,752	$1,119,676

Supplemental Schedule of Noncash Investing and Financing Activities
Additions to asset retirement obligations	$78,706	$35,816

Gross additions to properties and equipment	$13,310,629	$29,559,055
Net (increase) decrease in accounts payable for properties and equipment additions	(260,682)	1,358,881
Capital expenditures and acquisitions, including dry hole costs	$13,049,947	$30,917,936

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion benefits, when a provision for income taxes is recorded, decrease the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarter ended March 31, 2013, was 42% as compared to 44% for the quarter ended March 31, 2012. The effective tax rates for the 2012 and 2013 second quarters are higher than the statutory rate as a result of an increase in the estimated annual effective tax rate during the second quarter of each year as projected pre-tax income at March 31, 2012 and 2013, was higher than the projections made at December 31, 2011 and 2012.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $80,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to all proved non-producing and proved undeveloped reserves. The facility has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $38,129,961 at March 31, 2013. The facility matures on November 30, 2014. The interest rate is based on national prime plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. The election of national prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from national prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties. At March 31, 2013, the effective interest rate was 2.20%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(5)

Since the bank charges a customary non-use fee of .25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35,000,000. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At March 31, 2013, the Company was in compliance with the covenants of the BOK agreement.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2013 and 2012, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Performance based, restricted stock	$81,822	$43,031	$181,761	$64,418
Non-performance based, restricted stock	60,208	48,033	218,146	84,375
Total compensation expense	$142,030	$91,064	$399,907	$148,793

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of March 31, 2013
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$446,370	1.72
Non-performance based, restricted stock	348,044	1.80
Total	$794,414

Upon vesting, shares are expected to be issued out of shares held in treasury.

(6)

NOTE 7: Oil, NLG and Natural Gas Reserves

Management considers the estimation of the Company’s crude oil, NGL and natural gas reserves to be the most significant of its judgments and estimates. Changes in crude oil, NGL and natural gas reserve estimates affect the Company’s calculation of DD&A, provision for abandonment and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil, NGL and natural gas reserves based on available geological and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing appropriate prices for the current period. The estimated oil, NGL and natural gas reserves were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month oil, NGL and natural gas price for each month within the 12-month period prior to the balance sheet date, held flat over the life of the properties. However, projected future crude oil, NGL and natural gas pricing assumptions are used by management to prepare estimates of crude oil, NGL and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions. Crude oil, NGL and natural gas prices are volatile and affected by worldwide production and consumption and are outside the control of management.

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. The assessments at March 31, 2013 and 2012, resulted in $63,476 and $217,262 provision, respectively. For the six months ended March 31, 2013 and 2012, the assessment resulted in $218,441 and $580,809 provision, respectively. A reduction in oil, NGL and natural gas prices or a decline in reserve volumes could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

For the periods ending March 31, 2013 and 2012, non-producing oil and natural gas properties include costs of $0 and $251,601, respectively, on exploratory wells which were drilling and/or testing.

NOTE 10: Exploration Costs

In the quarter and six month period ended March 31, 2013, lease expirations and leasehold impairments of $15,394 and $28,616, respectively, were charged to exploration costs. Leasehold impairments are recorded for individually insignificant non-producing leases which the Company believes will not be transferred to proved properties over the remaining lives of the leases. In the quarter and six month period ended March 31, 2013, the Company also had additional costs of $18 and $6,563, respectively, related to exploratory dry holes. In the quarter and six month period ended March 31, 2012, lease expirations and impairments of ($12,456) and $299,361, respectively, were charged to exploration costs as well as additional costs of $54,144 and $55,697, respectively, related to exploratory dry holes.

NOTE 11: Derivatives

The Company has entered into fixed swap contracts, basis protection swaps and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Basis protection swaps are derivatives that guarantee a price differential to NYMEX for natural gas from a specified delivery point (CEGT and PEPL historically). The Company receives a payment from the counterparty if the price differential is greater than the agreed terms of the contract and pays the counterparty if the price differential is less than the agreed terms of the contract. Collar contracts set a fixed floor price and a fixed ceiling price and provide for payments to the Company if the basis adjusted price falls below the floor or require payments by the Company if the basis adjusted price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments expose the Company to risk of financial loss and may limit the benefit of future increases in prices. All of the Company’s derivative contracts are with Bank of Oklahoma and are secured. The derivative instruments have settled or will settle based on the prices below which are adjusted for location differentials and tied to certain pipelines.

(7)

Derivative contracts in place as of March 31, 2013
(prices below reflect the Company’s net price from the listed pipelines)

Contract period	Production volume covered per month	Indexed pipeline	Fixed price
Natural gas costless collars
February 2013- December 2013	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.25 ceiling
February 2013- December 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.30 ceiling
February 2013- December 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.05 ceiling
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor/$4.55 ceiling

Natural gas fixed price swaps
March - October 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.505
March- October 2013	70,000 Mmbtu	NYMEX Henry Hub	$3.400
April - December 2013	40,000 Mmbtu	NYMEX Henry Hub	$3.655

Oil costless collars
March - December 2013	3,000 Bbls	NYMEX WTI	$90.00 floor/$102.00 ceiling
March- December 2013	4,000 Bbls	NYMEX WTI	$90.00 floor/$101.50 ceiling

Derivative contracts in place as of September 30, 2012
(prices below reflect the Company’s net price from the listed pipelines)

Contract period	Production volume covered per month	Indexed pipeline	Fixed price
Natural gas basis protection swaps
January- December 2012	50,000 Mmbtu	CEGT	NYMEX -$.29
January- December 2012	40,000 Mmbtu	CEGT	NYMEX -$.30
January- December 2012	50,000 Mmbtu	PEPL	NYMEX -$.29
January- December 2012	50,000 Mmbtu	PEPL	NYMEX -$.30

Natural gas costless collars
March- October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.25 ceiling
April- October 2012	120,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.10 ceiling
April- October 2012	60,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April- October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.45 ceiling
April- October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.30 ceiling
August - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.30 ceiling
November 2012- January 2013	150,000 Mmbtu	NYMEX Henry Hub	$3.00 floor/$3.70 ceiling
November 2012- January 2013	150,000 Mmbtu	NYMEX Henry Hub	$3.00 floor/$3.70 ceiling
November 2012- January 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.00 floor/$3.65 ceiling

Oil costless collars
January - December 2012	2,000 Bbls	NYMEX WTI	$90 floor/$105 ceiling
February - December 2012	3,000 Bbls	NYMEX WTI	$90 floor/$110 ceiling
May- December 2012	2,000 Bbls	NYMEX WTI	$90 floor/$114 ceiling

(8)

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $1,259,714 as of March 31, 2013, and a net liability of $172,271 as of September 30, 2012. Realized and unrealized gains and (losses) for the periods ended March 31, 2013, and March 31, 2012, are scheduled below:

Gains (losses) on	Three months ended		Six months ended
derivative contracts	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Realized	$212,998	$(38,820)	$168,777	$275,115
Increase (decrease) in fair value	(2,024,357)	629,732	(1,087,443)	93,718
Total	$(1,811,359)	$590,912	$(918,666)	$368,833

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Condensed Balance Sheets. The Company has chosen to present the fair values of its derivative contracts under master netting agreements using a net fair value presentation.

The following table summarizes and reconciles the Company's derivative contracts' fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at March 31, 2013, and September 30, 2012. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at March 31, 2013, and September 30, 2012.
	3/31/2013 Fair Value (a) Commodity Contracts		9/30/2012 Fair Value (a) Commodity Contracts
	Non-Current Assets	Current Liabilities	Current Assets	Current Liabilities
Gross amounts recognized	19,912	1,279,626	51,530	223,801
Offsetting adjustments	-	-	(51,530)	(51,530)
Net presentation on Condensed Balance Sheets	19,912	1,279,626	-	172,271

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(896,886)	$-	$(896,886)
Derivative Contracts - Collars	$-	$-	$(362,828)	$(362,828)

Level 2 – Market Approach - The fair values of the Company’s natural gas swaps are based on a third-party pricing model which utilizes inputs that are either readily available in the public market, such as natural gas curves, or can be corroborated from active markets. These values are based upon future prices, time to maturity and other factors. These values are then compared to the values given by our counterparties for reasonableness.

(9)

Level 3 – The fair values of the Company’s costless collar contracts are based on a pricing model which utilizes inputs that are unobservable or not readily available in the public market. These values are based upon future prices, volatility, time to maturity and other factors. These values are then compared to the values given by our counterparties for reasonableness.

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range			Weighted Average	Fair Value March 31, 2013

Oil Collars	Oil price volatility curve	0%	-	16.47%	10.25%	$(44,299)
Natural Gas Collars	Natural gas price volatility curve	0%	-	26.19%	17.70%	$(318,529)

A reconciliation of the Company’s assets classified as Level 3 measurements is presented below.

Derivatives
Balance of Level 3 as of October 1, 2012	$(96,937)
Total gains or (losses) - realized and unrealized:
Included in earnings
Realized	230,667
Unrealized	(496,558)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	-
Transfers in and out of Level 3	-

Balance of Level 3 as of March 31, 2013	$(362,828)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended March 31,
	2013		2012
	Fair Value	Impairment	Fair Value	Impairment
Producing Properties	$9,786	$63,476	$489,841	$217,262	(a)

	Six Months Ended March 31,
	2013		2012
	Fair Value	Impairment	Fair Value	Impairment
Producing Properties	$342,006	$218,441	$908,963	$580,809	(a)

(a) At the end of each quarter, the Company assesses the carrying value of its producing properties for impairment. This assessment utilizes estimates of future net cash flows. Significant judgments and assumptions in these assessments include estimates of future oil and natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates. These assessments identified certain properties with carrying value in excess of their calculated fair values.

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, refundable taxes, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. The fair value of Company’s debt approximates its carrying amount as the interest rates on the Company’s revolving line of credit are approximately equivalent to market rates for similar type debt based on the Company’s credit worthiness.

(10)

NOTE 13: Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued "Balance Sheet: Disclosures about Offsetting Assets and Liabilities." The new standard requires entities to disclose information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to a master netting arrangement, including providing both gross information and net information for recognized assets and liabilities, the net amounts presented on an entity's balance sheet and a description of the rights of offset associated with these assets and liabilities. The new standard is applicable for all entities that have financial instruments and derivative instruments shown using a net presentation on an entity's balance sheet or are subject to a master netting arrangement. The new standard is effective for interim and annual reporting periods for fiscal years beginning on or after January 1, 2013, and should be applied retrospectively for all periods presented. The Company adopted this new standard effective January 1, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $5,057,446 at March 31, 2013, compared to $3,995,103 at September 30, 2012.

Liquidity:

Cash and cash equivalents were $2,316,752 as of March 31, 2013, compared to $1,984,099 at September 30, 2012, an increase of $332,653. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:
	2013	2012	Change

Operating activities	$15,434,819	$15,061,760	$373,059

Investing activities	(12,055,658)	(28,938,952)	16,883,294

Financing activities	(3,046,508)	11,489,869	(14,536,377)

Increase (decrease) in cash and cash equivalents	$332,653	$(2,387,323)	$2,719,976

Operating Activities:

Net cash provided by operating activities increased $373,059 during the first six months of 2013, the result of the following:

Oil, NGL and natural gas sales collections during the 2013 period exceeded those of the 2012 period resulting in increased cash provided by operating activities of $830,746.

Net realized gains on derivative contracts were $168,777 as of March 31, 2013, as compared to $275,115 as of March 31, 2012, a decrease in cash provided by operating activities of $106,338.

(11)

Cash received from partnership distributions, prepaid drilling refunds and other was higher by $362,934 during the first six months of 2013, as compared to the first six months of 2012.

Field related lease operating expense payments were $395,285 higher in 2013 than in 2012, the effect of new well additions and increased ad valorem expenses.

Cash provided by operating activities decreased $249,655 due to income tax payments of $561,887 in the 2013 period, compared to $312,232 in the 2012 period.

Investing activities:

Net cash used in investing activities decreased $16,883,294 during the first six months of 2013, the result of the following:

Capital expenditures increased $644,956 in 2013 due to increased drilling and completion activity on the Company’s mineral and leasehold acreage during the first six months of 2013, as compared to the first six months of 2012.

Cash used to acquire properties totaled $18,842,945 in the 2012 period and $330,000 in the 2013 period, a decrease of $18,512,945. In the 2012 first quarter the Company acquired producing properties, leasehold and mineral acreage in Arkansas totaling approximately $18.8 million.

Receipts of lease bonus payments during the first six months of 2013 were $1,450,840 lower than those received during the first six months of 2012. Lease bonuses received during the 2013 period totaled $527,570, as compared to $1,978,410 in the 2012 period. In December 2011, the Company leased 2,431 net mineral acres in the horizontal Mississippi Limestone play in northern Oklahoma and received lease bonus payments of approximately $1.7 million.

Investments in partnerships increased $212,515 in 2013, as compared to 2012, the result of increased working interest participation in drilling activity on mineral acreage owned by Whiterock Royalty Partnership, in which the Company owns an 11.7% interest. Whiterock Royalty Partnership owns approximately 31% of Headington Royalty, Inc.

During the second quarter of 2013, the Company sold its working interest in the Joiner City prospect in southern Oklahoma for $870,610, resulting in an increase in cash provided by investing activities of $738,917 during the first six months of 2013 compared to the first six months of 2012.

Financing activities:

Net cash of $3,046,508 was used in financing activities in the first six months of 2013, as compared to net cash provided by financing activities of $11,489,869 in the first six months of 2012. The change of $14,536,377 of net cash provided is the result of the following:

The Company financed the acquisition of producing properties and leasehold in Arkansas discussed above utilizing its credit facility with Bank of Oklahoma and cash. During the periods ended March 31, 2013 and 2012, net borrowings were ($1,374,985) and $13,809,501, respectively.

Treasury stock purchases of $507,345 and $1,158,957 were made in the 2013 and 2012 periods, respectively.

Capital Resources:

Capital expenditures to drill and complete wells increased $644,956 (5%) through the first six months of 2013, as compared to the first six months of 2012. Oily and NGL rich plays in western Oklahoma and the Texas Panhandle account for the majority of the drilling activity. Other active areas, in order of drilling activity, are the Arkansas Fayetteville Shale (dry natural gas), Permian Basin of West Texas and southeast New Mexico (oily and NGL rich), southern Oklahoma Woodford Shale (oily and NGL rich) and Bakken Shale in North Dakota (oil).

Drilling continues to be active in the following oily and NGL rich plays where the Company owns mineral and leasehold acreage:

•	Horizontal Granite Wash and Hogshooter in western Oklahoma and the Texas Panhandle

(12)

•	Horizontal Cleveland in western Oklahoma and the Texas Panhandle
•	Horizontal Marmaton in western Oklahoma
•	Horizontal Tonkawa in western Oklahoma
•	Horizontal Anadarko Basin Woodford Shale in western Oklahoma
•	Horizontal Ardmore Basin Woodford Shale in southern Oklahoma

 Capital expenditures for drilling and completion projects for the 2013 period were $12,719,947. In addition, mineral acreage in the Fayetteville Shale was acquired for $330,000. Panhandle has received a greater number of well proposals in recent months and has consequently increased the number of wells approved for participation with a working interest. We expect this increased activity to continue through the end of 2013, resulting in capital expenditures for drilling and completion projects of approximately $30 million. As experienced previously, there may be intermittent decreases in oil, NGL and natural gas production from quarter to quarter (depending on the timing of new wells coming on line); however, we anticipate these capital outlays, as well as production volumes from new wells in which the Company owns a non-cost-bearing royalty interest, to result in an overall continued trend of production increases for 2013. Management continues to evaluate opportunities to acquire additional production or acreage.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to precisely predict levels of future participation in drilling and completing new wells and associated capital expenditures.

Through the six months ended March 31, 2013, production of oil, NGL and natural gas increased 20% on an Mcfe basis, as compared to the same period of 2012. Broken down by product, these increases were 45% for oil, 31% for NGL and 17% for natural gas. New production coming on line has exceeded the natural production decline of existing wells, resulting in the above production increases for 2013. As new production continues to come on line through the remaining six months of 2013, we expect 2013 production to exceed that of 2012.

The Company’s oil and NGL sales price per barrel for the first six months of 2013 averaged $86.00 and $27.87, respectively. Panhandle’s oil sales price has averaged 94% of NYMEX oil price over the last 12 months. Based on this correlation, and NYMEX oil futures prices, we expect the Company’s average oil sales price for 2013 to approximate $84.00 per barrel. For the last 12 months, NGL sales prices averaged 33% of NYMEX oil price; this would correlate to an average NGL sales price for 2013 of approximately $28.00 per barrel, which is also in line with management’s expectations.

The Company’s natural gas sales price during the first six months of 2013 averaged $3.15 per Mcf. With the extended winter experienced in many parts of the United States during March and April, and the related draw-down in natural gas storage to levels below the five-year average, both daily spot and futures prices for natural gas have rebounded sharply. Since natural gas is used significantly to generate electric power, an abnormally hot or cool summer could further affect natural gas prices going forward. For the previous 12 months, Panhandle’s natural gas sales price has averaged 93% of NYMEX natural gas price. Based on NYMEX natural gas futures prices, management expects the Company’s average natural gas sales price for the remaining six months of 2013 to approximate $3.90 per Mcf, resulting in an average natural gas sales price for the 12 months ended September 30, 2013 of approximately $3.50 per Mcf.

As of March 31, 2013, the Company had the following derivative contracts in place:

Natural gas costless collar contracts
February 2013 – December 2013:
230,000 Mmbtu per month (floor and ceiling per Mmbtu of $3.75 and $4.05-$4.30, respectively)

November 2013 – April 2104:
160,000 Mmbtu per month (floor and ceiling per Mmbtu of $4.00 and $4.55, respectively)

Natural gas fixed price swaps
March 2013 – October 2013:
170,000 Mmbtu per month (fixed price of $3.40-$3.505 per Mmbtu)

April 2013 – December 2013:
40,000 Mmbtu per month (fixed price of $3.655 per Mmbtu)

Oil costless collar contracts
March 2013 – December 2013:
7,000 Bbls per month (floor and ceiling per Bbl of $90.00 and $101.50-$102.00, respectively)

(13)

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production.

Cash provided by operating activities during the six months ended March 31, 2013, of $15,434,819 funded capital expenditures of $12,719,947 for the drilling and completion of wells. After payment of our regular $.07 per share quarterly dividends totaling $1,164,178, treasury stock purchases of $507,345, net principal payments under the Company’s revolving credit facility of $1,374,985 and other miscellaneous investing activities, cash increased during the first six months of 2013 by $332,653. Outstanding borrowings on the credit facility at March 31, 2013, were $13,500,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases and dividend payments primarily from cash flow and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($21,500,000 at March 31, 2013) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA, tangible net worth and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash flows for 2013, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund any acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Overview:

The Company recorded second quarter 2013 net income of $1,022,487, or $.12 per share, compared to net income of $675,966, or $.08 per share, in the 2012 quarter. The increase in net income was principally due to increased oil, NGL and natural gas sales; increased gains on the sale of assets; decreased provision for impairment; partially offset by losses on derivative contracts; and increased DD&A and lease operating expenses. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $4,534,946 or 47% for the 2013 quarter. Oil, NGL and natural gas sales were up due to increases in oil and natural gas sales volumes of 72% and 21%, respectively, and natural gas sales price of 33%, partially offset by decreased NGL sales volumes of 9% and decreased oil and NGL sales prices of 10% and 36%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of 2013 and 2012:

	Oil Bbls Sold	Average Price	Mcf Sold	Average Price	NGL Bbls Sold	Average Price	Mcfe Sold	Average Price
Three months ended
3/31/2013	52,567	$87.90	2,778,869	$3.19	25,190	$24.91	3,245,411	$4.34
3/31/2012	30,614	$97.55	2,303,797	$2.39	27,834	$38.92	2,654,485	$3.60

The oil production increase is due to continued drilling in the western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Tonkawa, and Granite Wash and to a lesser extent horizontal oil drilling in the Bakken in North Dakota. The natural gas production increase is largely attributable to continued drilling in the Fayetteville Shale in Arkansas. Panhandle owns substantial acreage positions in each of the plays previously mentioned in western Oklahoma and the Texas Panhandle as well as the Arkansas Fayetteville and expects continued drilling on its acreage in all of these plays. This expected drilling activity in the second half of 2013 will provide the Company opportunities to further increase its oil, NGL and natural gas production.

(14)

 Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
3/31/2013	52,567	2,778,869	25,190	3,245,411
12/31/2012	46,656	2,544,385	30,674	3,008,365
9/30/2012	45,552	2,251,540	32,538	2,720,080
6/30/2012	38,937	2,273,649	23,680	2,649,351
3/31/2012	30,614	2,303,797	27,834	2,654,485

Gains (Losses) on Derivative Contracts:

At March 31, 2013, the Company’s fair value of derivative contracts was a net liability of $1,259,714; whereas at March 31, 2012, the Company’s fair value of derivative contracts was a net asset of $309,658. The Company had a net loss on derivative contracts of $1,811,359 in the 2013 quarter as compared to a net gain of $590,912 recorded in the 2012 quarter. The change is principally due to our natural gas fixed price swaps and collars decreasing in value as projected NYMEX natural gas prices are above both the fixed price and the ceiling of the collars at March 31, 2013.

Lease Operating Expenses (LOE):

LOE increased $586,855 or 29% in the 2013 quarter. LOE per Mcfe increased in the 2013 quarter to $.81 compared to $.77 in the 2012 quarter. LOE related to field operating costs increased $219,011 in the 2013 quarter compared to the 2012 quarter, a 24% increase. This increase is principally a result of production increasing 22%. The field operating costs were $.35 per Mcfe for both the 2013 and 2012 quarters.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $367,844 in the 2013 quarter compared to the 2012 quarter. On a per Mcfe basis, these fees increased $.04 due to the significant addition of new natural gas wells in the Fayetteville Shale play in Arkansas, which have higher handling fees. Handling fees are charged either as a percent of natural gas sales or based on natural gas production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $1,317,662 or 27% in the 2013 quarter. DD&A in the 2013 quarter was $1.93 per Mcfe as compared to $1.86 per Mcfe in the 2012 quarter. DD&A increased $1,099,928 due to production on an Mcfe basis increasing 22% in the 2013 quarter compared to the 2012 quarter. The remaining increase of $217,734 was caused by a $.07 increase in the DD&A rate. This rate increase is mainly due to lower reserve prices at March 31, 2013 (compared to March 31, 2012) reducing ultimate reserves on a significant number of wells, as well as higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company is drilling and continues to have new wells come on line.

Provision for Impairment:

The provision for impairment decreased $153,786 in the 2013 quarter compared to the 2012 quarter. During the 2013 quarter, impairment of $63,476 was recorded on one small field. During the 2012 quarter, impairment of $217,262 was recorded on four small fields. These fields have few wells and are more susceptible to impairment when a well in the field experiences downward reserve revisions due to pricing or performance.

Loss (Gain) on Asset Sales, Interest and Other:

The Company recorded a gain on asset sales of $208,749 in the 2013 quarter compared to a gain of $2,768 in the 2012 quarter. During the 2013 quarter, the Company sold non-producing leasehold in one of its non-core areas.

Income Taxes:

Provision for income taxes was $209,000 higher in the 2013 quarter than the 2012 quarter. The increased provision is primarily due to higher pre-tax income for the 2013 quarter compared to the 2012 quarter, partially offset by a lower effective tax rate of 42% in the 2013 quarter compared to 44% in the 2012 quarter. The effective tax rates for the 2012 and 2013 quarters are higher than the statutory rate as a result of an increase in the estimated annual effective tax rate during the quarter of each year as projected pre-tax income at March 31, 2012 and 2013, was higher than the projections made at December 31, 2011 and 2012.

(15)

SIX MONTHS ENDED MARCH 31, 2013 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2012

Overview:

The Company recorded six month net income of $3,170,785, or $.38 per share, in the 2013 period, as compared to net income of $4,088,076, or $.49 per share, in the 2012 period. Major contributing factors in the decrease were increased DD&A expenses; increased lease operating expenses; decreased lease bonuses; and losses on derivative contracts; partially offset by increased oil, NGL and natural gas sales; decreased provision for impairment; and decreased exploration costs. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil and natural gas sales increased $5,549,623 as a result of increased oil, NGL and natural gas sales volumes of 45%, 31% and 17%, respectively, and increased natural gas sales prices of 8%, partially offset by lower oil and NGL sales prices of 8% and 29%, respectively. The table below outlines the Company’s sales volumes and average sales prices for oil, NGL and natural gas for the six month periods of 2013 and 2012:

	Oil Bbls Sold	Average Price	Mcf Sold	Average Price	NGL Bbls Sold	Average Price	Mcfe Sold	Average Price
Six months ended
3/31/2013	99,223	$86.00	5,323,254	$3.15	55,864	$27.87	6,253,776	$4.29
3/31/2012	68,654	$93.03	4,547,109	$2.91	42,496	$39.31	5,214,009	$4.09

The oil production increase is due to continued drilling in the western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Tonkawa, and Granite Wash and to a lesser extent Bakken horizontal oil drilling in North Dakota and Spraberry vertical oil drilling in West Texas. The natural gas production increase is largely attributable to continued drilling in the Fayetteville Shale in Arkansas. The NGL production increase is primarily attributable to the aforementioned oil drilling as well as drilling in the southern Oklahoma Woodford Shale plays. Panhandle owns substantial acreage positions in each of the previously mentioned western Oklahoma and Texas Panhandle plays as well as the southern Oklahoma Woodford Shale plays and the Arkansas Fayetteville Shale. The Company anticipates continued drilling on its acreage in all of these plays. This expected drilling activity in the second half of 2013 will provide the Company opportunities to further increase its oil, NGL and natural gas production.

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $1,406,585 in the 2013 period. The decrease was due to the Company leasing 2,431 net acres in the horizontal Mississippian Limestone play in northern Oklahoma for $1.7 million in the 2012 period.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $1,259,714 as of March 31, 2013, and a net asset of $309,658 as of March 31, 2012. The Company had a net loss of $918,666 in the six months ended March 31, 2013, compared to a net gain of $368,833 for the six months ended March 31, 2012. The Company received net cash payments (realized gains) of $168,777 and $275,115 for the 2013 and 2012 periods, respectively.

Lease Operating Expenses (LOE):

LOE increased $1,618,505 or 37% in the 2013 period. LOE per Mcfe increased in the 2013 period to $.95 compared to $.83 in the 2012 period. LOE related to field operating costs increased $458,388 in the 2013 period compared to the 2012 period, a 21% increase. This increase is principally a result of production increasing 20%. The field operating costs were $.42 per Mcfe for both the 2013 and 2012 periods.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $1,160,117 in the 2013 period compared to the 2012 period. On a per Mcfe basis, these fees increased $.12 due to the significant addition of new natural gas wells in the Fayetteville Shale play in Arkansas, which have higher handling fees. Handling fees are charged either as a percent of natural gas sales or based on natural gas production volumes.

Exploration Costs:

Exploration costs decreased $319,879 in the 2013 period compared to the 2012 period. During the 2013 period, leasehold impairment and expired leasehold totaled $28,616 compared to $299,361 during the 2012 period, a $270,745 decrease. The decrease was due primarily to one leasehold prospect which was significantly impaired in the 2012 period. Charges on exploratory dry holes totaled $6,563 during the 2013 period as compared to $55,697 in the 2012 period.

(16)

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $2,814,269 or 31% in the 2013 period. DD&A was $1.90 per Mcfe in the 2013 period compared to $1.74 per Mcfe in the 2012 period. DD&A increased $1,811,388 due to production on an Mcfe basis increasing 20% in the 2013 period compared to the 2012 period. The remaining increase of $1,002,881 was caused by a $.16 increase in the DD&A rate. This rate increase is mainly due to lower reserve prices at March 31, 2013 (compared to March 31,2012) reducing ultimate reserves on a significant number of wells, as well as higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company is drilling and continues to have new wells come on line.

Provision for Impairment:

The provision for impairment decreased $362,368 in the 2013 period compared to the 2012 period. During the 2012 period, impairment of $580,809 was recorded on eight small fields. During the 2013 period, impairment of $218,441 was recorded on three small fields. These fields have few wells and are more susceptible to impairment when a well in the field experiences downward reserve revisions.

General and Administrative Costs (G&A):

G&A costs increased $238,060 or 7% in the 2013 period. This increase is primarily related to increases in personnel expenses of $269,282 offset by decreased legal expenses of $32,062. Increases in personnel expenses are mainly due to restricted stock expense. The decrease in legal expense is a result of less acquisition activity.

Income Taxes:

The 2013 period provision for income taxes was $1,416,000 on pre-tax income of $4,586,785 as compared to a provision for income taxes of $1,379,000 in the 2012 period on pre-tax income of $5,467,076. The increased provision is primarily due to a higher effective tax rate of 31% for the 2013 period compared to 25% for the 2012 period, partially offset by the lower pre-tax income in the 2013 period compared to the 2012 period. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both the 2013 and 2012 periods. For 2012, higher proportional excess percentage depletion and lower projected state income taxes resulted in a greater reduction of the effective tax rate for 2012 than in 2013.

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

(17)

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with one counterparty and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and may limit the benefit of future increases in prices. As of March 31, 2013, the Company has natural gas fixed price swaps and oil and natural gas collars in place. For the Company’s fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip prices would result in a change to pre-tax operating income of approximately $155,000. For the Company’s natural gas collars, a change of $.10 in the basis differential from NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $212,000. For the Company’s oil collars, a change of $1.00 in the basis differential from NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $36,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the national prime rate plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At March 31, 2013, the Company had $13,500,000 outstanding under these facilities. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

PART II  OTHER INFORMATION

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
2/1	-	2/28/13	4,939	$27.64	4,939	$945,000
3/1	-	3/31/13	8,919	$28.50	8,919	$691,000

Total			13,858	$28.19	13,858

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

(18)

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on March 7, 2013.

(b)	Two directors were elected for three-year terms at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
Robert O. Lorenz	4,918,883	126,374
Robert E. Robotti	4,071,774	973,483

(c)	A proposal was also voted upon to ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2013.

	SHARES
	FOR	AGAINST	ABSTAINING
Proposal	6,343,226	29,738	26,572

ITEM 6  EXHIBITS AND REPORT ON FORM 8-K

(a)	EXHIBITS – Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
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

(b)	Form 8-K – Dated (3/8/13), item 5.07 – Submission of Matters to a Vote of Security Holders

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

May 8, 2013	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

May 8, 2013	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

May 8, 2013	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(19)