Form 10-Q
period 2013-06-30
PANHANDLE OIL & GAS INC
filed 2013-08-07
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( X )         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 2013                                                                       .

(   )           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                             to

Commission File Number                       001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Centre, Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112 .
(Address of principal executive offices)

Registrant's telephone number including area code    (405) 948-1560 .

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

                                                                   Yes    X    No

Outstanding shares of Class A Common stock (voting) at August 7, 2013: 8,220,347

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

PART 1 FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,381,705	$1,984,099
Oil, NGL and natural gas sales receivables	12,234,870	8,349,865
Derivative contracts	814,978	-
Deferred income taxes	55,900	121,900
Refundable income taxes	-	325,715
Refundable production taxes	620,590	585,454
Other	124,617	255,812
Total current assets	15,232,660	11,622,845

Properties and equipment, at cost, based on successful efforts accounting:
Producing oil and natural gas properties	297,124,313	275,997,569
Non-producing oil and natural gas properties	9,504,728	10,150,561
Furniture and fixtures	720,565	668,004
	307,349,606	286,816,134
Less accumulated depreciation, depletion and amortization	(181,919,478)	(165,199,079)
Net properties and equipment	125,430,128	121,617,055

Investments	1,509,609	1,034,870
Refundable production taxes	623,776	911,960
Total assets	$142,796,173	$135,186,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,648,091	$6,447,692
Derivative contracts	-	172,271
Accrued liabilities and other	978,063	1,007,779
Total current liabilities	7,626,154	7,627,742

Long-term debt	13,565,237	14,874,985
Deferred income taxes	29,293,907	26,708,907
Asset retirement obligations	2,332,949	2,122,950

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 8,431,502 issued at June 30, 2013, and September 30, 2012	140,524	140,524
Capital in excess of par value	2,479,619	2,020,229
Deferred directors' compensation	2,667,765	2,676,160
Retained earnings	91,316,131	84,821,395
	96,604,039	89,658,308
Less treasury stock, at cost; 211,155 shares at June 30, 2013, and 181,310 shares at September 30, 2012	(6,626,113)	(5,806,162)
Total stockholders' equity	89,977,926	83,852,146
Total liabilities and stockholders' equity	$142,796,173	$135,186,730

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues:
Oil, NGL and natural gas sales	$15,827,137	$8,438,709	$42,686,935	$29,748,884
Lease bonuses and rentals	24,146	5,014,238	539,479	6,936,156
Gains (losses) on derivative contracts	1,714,832	81,164	796,166	449,997
Income from partnerships	164,330	115,581	470,286	355,898
	17,730,445	13,649,692	44,492,866	37,490,935
Costs and expenses:
Lease operating expenses	3,105,709	2,254,543	9,040,613	6,570,942
Production taxes	460,902	289,642	1,177,341	1,071,993
Exploration costs	25,648	29,141	60,827	384,199
Depreciation, depletion and amortization	5,192,544	4,597,363	17,090,187	13,680,737
Provision for impairment	7,400	205,915	225,841	786,724
Loss (gain) on asset sales, interest and other	29,789	93,350	(138,921)	45,846
General and administrative	1,585,285	1,498,439	5,127,025	4,802,119
	10,407,277	8,968,393	32,582,913	27,342,560
Income before provision for income taxes	7,323,168	4,681,299	11,909,953	10,148,375

Provision for income taxes	2,253,000	1,581,000	3,669,000	2,960,000

Net income	$5,070,168	$3,100,299	$8,240,953	$7,188,375

Basic and diluted earnings per common share (Note 3)	$0.61	$0.37	$0.99	$0.86

Basic and diluted weighted average shares outstanding:
Common shares	8,163,520	8,249,954	8,247,642	8,253,079
Unissued, directors' deferred compensation shares	116,762	115,087	113,259	133,702
	8,280,282	8,365,041	8,360,901	8,386,781

Dividends declared per share of common stock and paid in period	$0.07	$0.07	$0.21	$0.21

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months Ended June 30, 2013

	Class A voting Common Stock		Capital in Excess of	Deferred Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2012	8,431,502	$140,524	$2,020,229	$2,676,160	$84,821,395	(181,310)	$(5,806,162)	$83,852,146

Purchase of treasury stock	-	-	-	-	-	(42,206)	(1,214,638)	(1,214,638)

Restricted stock awards	-	-	541,937	-	-	-	-	541,937

Net income	-	-	-	-	8,240,953	-	-	8,240,953

Dividends ($.21 per share)	-	-	-	-	(1,746,217)	-	-	(1,746,217)

Distribution of deferred directors' compensation	-	-	(82,547)	(297,154)	-	12,361	394,687	14,986

Increase in deferred directors' compensation charged to expense	-	-	-	288,759	-	-	-	288,759

Balances at June 30, 2013 (unaudited)	8,431,502	$140,524	$2,479,619	$2,667,765	$91,316,131	(211,155)	$(6,626,113)	$89,977,926

Nine Months Ended June 30, 2012

	Class A voting Common Stock		Capital in Excess of	Deferred Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2011	8,431,502	$140,524	$1,924,507	$2,665,583	$79,771,563	(175,331)	$(5,699,860)	$78,802,317

Purchase of treasury stock	-	-	-	-	-	(38,771)	(1,158,957)	(1,158,957)

Restricted stock awards	-	-	239,858	-	-	-	-	239,858

Net income	-	-	-	-	7,188,375	-	-	7,188,375

Dividends ($.21 per share)	-	-	-	-	(1,740,920)	-	-	(1,740,920)

Distribution of deferred directors' compensation	-	-	(220,810)	(406,769)	-	22,132	711,322	83,743

Increase in deferred directors' compensation charged to expense	-	-	-	314,655	-	-	-	314,655

Balances at June 30, 2012 (unaudited)	8,431,502	$140,524	$1,943,555	$2,573,469	$85,219,018	(191,970)	$(6,147,495)	$83,729,071

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2013	2012
Operating Activities	(unaudited)
Net income	$8,240,953	$7,188,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,090,187	13,680,737
Impairment	225,841	786,724
Provision for deferred income taxes	2,651,000	1,261,257
Exploration costs	60,827	384,199
Gain from leasing of fee mineral acreage	(538,133)	(6,929,651)
Net gain on sale of assets	(208,750)	(119,794)
Income from partnerships	(470,286)	(355,898)
Distributions received from partnerships	603,249	436,489
Directors' deferred compensation expense	288,745	314,655
Restricted stock awards	541,937	239,858
Cash provided by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	(3,885,005)	2,645,853
Fair value of derivative contracts	(987,249)	46,468
Refundable production taxes	253,048	78,978
Other current assets	78,889	13,727
Accounts payable	(48,038)	374,076
Income taxes receivable	325,715	354,246
Other non-current assets	-	308
Income taxes payable	50,854	690,951
Accrued liabilities	(80,570)	(104,279)
Total adjustments	15,952,261	13,798,904
Net cash provided by operating activities	24,193,214	20,987,279

Investing Activities
Capital expenditures, including dry hole costs	(20,576,359)	(16,026,416)
Acquisition of working interest properties	-	(17,399,052)
Acquisition of minerals and overrides	(783,750)	(2,625,569)
Proceeds from leasing of fee mineral acreage	557,196	7,042,364
Investments in partnerships	(607,702)	(321,640)
Proceeds from sales of assets	870,610	131,843
Net cash used in investing activities	(20,540,005)	(29,198,470)

Financing Activities
Borrowings under debt agreement	9,353,651	33,385,738
Payments of loan principal	(10,663,399)	(25,385,738)
Purchase of treasury stock	(1,214,638)	(1,158,957)
Payments of dividends	(1,746,217)	(1,740,920)
Excess tax benefit on stock-based compensation	15,000	83,743
Net cash provided by (used in) financing activities	(4,255,603)	5,183,866

Increase (decrease) in cash and cash equivalents	(602,394)	(3,027,325)
Cash and cash equivalents at beginning of period	1,984,099	3,506,999
Cash and cash equivalents at end of period	$1,381,705	$479,674

Supplemental Schedule of Noncash Investing and Financing Activities
Additions to asset retirement obligations	$119,166	$45,702

Gross additions to properties and equipment	$21,660,852	$35,945,287
Net (increase) decrease in accounts payable for properties and equipment additions	(300,743)	105,750
Capital expenditures and acquisitions, including dry hole costs	$21,360,109	$36,051,037

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion benefits, when a provision for income taxes is recorded, decrease the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30, 2013, was 31% as compared to 29% for the nine months ended June 30, 2012. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for the nine month periods ended June 30, 2013, and June 30, 2012. The effective tax rate for the quarter ended June 30, 2013, was 31% as compared to 34% for the quarter ended June 30, 2012. The decreased rate was the result of an increase in the estimated annual effective tax rate during the 2012 third quarter resulting from higher projected income before provision for income taxes (mostly related to higher lease bonus income) at June 30, 2012, as compared to the projections made as of March 31, 2012.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, plus unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $80,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to all proved non-producing and proved undeveloped reserves. The facility has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $36,900,585 at June 30, 2013. The facility matures on November 30, 2014. The interest rate is based on national prime plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. The election of national prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from national prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties. At June 30, 2013, the effective interest rate was 2.43%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(5)

Since the bank charges a customary non-use fee of .25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35,000,000. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At June 30, 2013, the Company was in compliance with the covenants of the BOK agreement.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2013 and 2012, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Performance based, restricted stock	$81,822	$43,031	$263,583	$107,449
Non-performance based, restricted stock	60,208	48,034	278,354	132,409
Total compensation expense	$142,030	$91,065	$541,937	$239,858

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of June 30, 2013
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$364,548	1.54
Non-performance based, restricted stock	287,836	1.62
Total	$652,384

(6)

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the three months ended June 30, 2013 and 2012, the assessment resulted in provisions of $7,400 and $205,915, respectively. For the nine months ended June 30, 2013 and 2012, the assessment resulted in provisions of $225,841 and $786,724, respectively. A reduction in oil, NGL or natural gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

As of June 30, 2013 and 2012, non-producing oil and natural gas properties include costs of $0 and $188,449, respectively, on exploratory wells which were drilling and/or testing.

NOTE 10: Exploration Costs

In the quarter and nine month period ended June 30, 2013, lease expirations and leasehold impairments of $25,345 and $53,961, respectively, were charged to exploration costs. Leasehold impairments are recorded for individually insignificant non-producing leases which the Company believes will not be transferred to proved properties over the remaining lives of the leases. In the quarter and nine month period ended June 30, 2013, the Company also had additional costs of $303 and $6,866, respectively, related to exploratory dry holes. In the quarter and nine month period ended June 30, 2012, lease expirations and impairments of $14,916 and $314,277, respectively, were charged to exploration costs as well as additional costs of $14,225 and $69,922, respectively, related to exploratory dry holes.

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

(7)

Derivative contracts in place as of June 30, 2013

(prices below reflect the Company’s net price from the listed pipelines)

Contract period	Production volume covered per month	Indexed pipeline	Fixed price
Natural gas costless collars
February 2013 - December 2013	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.25 ceiling
February 2013 - December 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.30 ceiling
February 2013 - December 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.05 ceiling
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor/$4.55 ceiling

Natural gas fixed price swaps
March - October 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.505
March - October 2013	70,000 Mmbtu	NYMEX Henry Hub	$3.400
April - December 2013	40,000 Mmbtu	NYMEX Henry Hub	$3.655
May - November 2013	100,000 Mmbtu	NYMEX Henry Hub	$4.320

Oil costless collars
March - December 2013	3,000 Bbls	NYMEX WTI	$90.00 floor/$102.00 ceiling
March - December 2013	4,000 Bbls	NYMEX WTI	$90.00 floor/$101.50 ceiling
May - December 2013	2,000 Bbls	NYMEX WTI	$90.00 floor/$97.50 ceiling

Derivative contracts in place as of September 30, 2012

(prices below reflect the Company’s net price from the listed pipelines)

Contract period	Production volume covered per month	Indexed pipeline	Fixed price
Natural gas basis protection swaps
January - December 2012	50,000 Mmbtu	CEGT	NYMEX -$.29
January - December 2012	40,000 Mmbtu	CEGT	NYMEX -$.30
January - December 2012	50,000 Mmbtu	PEPL	NYMEX -$.29
January - December 2012	50,000 Mmbtu	PEPL	NYMEX -$.30

Natural gas costless collars
March - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.25 ceiling
April - October 2012	120,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.10 ceiling
April - October 2012	60,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.20 ceiling
April - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.45 ceiling
April - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.30 ceiling
August - October 2012	50,000 Mmbtu	NYMEX Henry Hub	$2.50 floor/$3.30 ceiling
November 2012 - January 2013	150,000 Mmbtu	NYMEX Henry Hub	$3.00 floor/$3.70 ceiling
November 2012 - January 2013	150,000 Mmbtu	NYMEX Henry Hub	$3.00 floor/$3.70 ceiling
November 2012 - January 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.00 floor/$3.65 ceiling

Oil costless collars
January - December 2012	2,000 Bbls	NYMEX WTI	$90 floor/$105 ceiling
February - December 2012	3,000 Bbls	NYMEX WTI	$90 floor/$110 ceiling
May - December 2012	2,000 Bbls	NYMEX WTI	$90 floor/$114 ceiling

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $814,978 as of June 30, 2013, and a net liability of $172,271 as of September 30, 2012. Realized and unrealized gains and losses for the periods ended June 30, 2013, and June 30, 2012, are scheduled below:

(8)

Gains (losses) on	Three months ended		Nine months ended
derivative contracts	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Realized	$(359,860)	$221,350	$(191,083)	$496,465
Increase (decrease) in fair value	2,074,692	(140,186)	987,249	(46,468)
Total	$1,714,832	$81,164	$796,166	$449,997

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

                 The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at June 30, 2013, and September 30, 2012. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at June 30, 2013, and September 30, 2012.

	6/30/2013 Fair Value (a) Commodity Contracts		9/30/2012 Fair Value (a) Commodity Contracts
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
Gross amounts recognized	$928,299	$113,321	$51,530	$223,801
Offsetting adjustments	(113,321)	(113,321)	(51,530)	(51,530)
Net presentation on Condensed Balance Sheets	$814,978	$-	$-	$172,271

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and September 30, 2012.

As of June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$261,939	$-	$261,939
Derivative Contracts - Collars	$-	$-	$553,039	$553,039

(9)

As of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(75,334)	$-	$(75,334)
Derivative Contracts - Collars	$-	$-	$(96,937)	$(96,937)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range			Weighted Average	Fair Value June 30, 2013

Oil Collars	Oil price volatility curve	0%	-	15.22%	9.18%	$(18,765)
Natural Gas Collars	Natural gas price volatility curve	0%	-	23.79%	16.19%	$571,804

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2012	$(96,937)
Total gains or (losses) - realized and unrealized:
Included in earnings
Realized	210,667
Unrealized	439,309
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	-
Transfers in and out of Level 3	-

Balance of Level 3 as of June 30, 2013	$553,039

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended June 30,
	2013			2012
	Fair Value	Impairment		Fair Value	Impairment
Producing Properties	$14,849	$7,400	(a)	$378,864	$205,915	(a)

	Nine Months Ended June 30,
	2013			2012
	Fair Value	Impairment		Fair Value	Impairment
Producing Properties	$356,855	$225,841	(a)	$1,287,827	$786,724	(a)

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

(10)

At June 30, 2013, and September 30, 2012, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

NOTE 14: Subsequent Events

On July 26, 2013, the Company was notified and received a class action lawsuit settlement of approximately $604,000 related to the underpayment of royalty interest revenues. The settlement is a gain contingency and will be reflected in earnings in the fourth quarter of fiscal 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $7,606,506 at June 30, 2013, compared to $3,995,103 at September 30, 2012.

Liquidity:

Cash and cash equivalents were $1,381,705 as of June 30, 2013, compared to $1,984,099 at September 30, 2012, a decrease of $602,394. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:

	2013	2012	Change

Operating activities	$24,193,214	$20,987,279	$3,205,935

Investing activities	(20,540,005)	(29,198,470)	8,658,465

Financing activities	(4,255,603)	5,183,866	(9,439,469)

Increase (decrease) in cash and cash equivalents	$(602,394)	$(3,027,325)	$2,424,931

Operating activities:

Net cash provided by operating activities increased $3,205,935 during the first nine months of 2013, the result of the following:

(11)

Higher receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) increased cash provided by operating activities from the 2012 period to the 2013 period by $4,593,241.

Cash flows from operating activities decreased $687,548 as net realized losses on derivative contracts were $191,083 in the 2013 period, compared to net realized gains on derivative contracts in the 2012 period of $496,465.

Field related LOE payments in the first nine months of 2013 exceeded payments during the same period in 2012 by $129,133, reducing cash provided by operating activities.

Payment of general and administrative expenses, debt interest and income taxes increased during 2013, compared to 2012, decreasing cash provided by operating activities by $354,590.

Investing activities:

Net cash used in investing activities decreased $8,658,465 during the first nine months of 2013, the result of the following:

Higher drilling and completion activity during the period ending June 30, 2013, as compared to the same period in 2012, increased capital expenditures by $4,549,943.

Cash used to acquire properties totaled $783,750 in the 2013 period and $20,024,621 in the 2012 period, a decrease of $19,240,871. In the 2012 first quarter the Company acquired producing properties, leasehold and mineral acreage in Arkansas totaling approximately $18.8 million.

Lease bonus payments received during the first nine months of 2013 were $557,196, compared to $7,042,364 during the first nine months of 2012, a decrease in cash provided by investing activities of $6,485,168. In the 2012 first quarter, the Company leased 2,431 net mineral acres in the horizontal Mississippi Limestone play in northern Oklahoma receiving lease bonus payments of approximately $1.7 million. In the third quarter of 2012, the Company received lease bonus payments of approximately $4.8 million, the result of leasing partial rights on 2,743 net mineral acres in Roger Mills County, Oklahoma.

Financing activities:

Net cash of $4,255,603 was used in financing activities in the first nine months of 2013, as compared to net cash provided by financing activities of $5,183,866 in the first nine months of 2012. The change of $9,439,469 of net cash provided is the result of the following:

The Company financed the first quarter 2012 acquisition of producing properties and leasehold in Arkansas discussed above utilizing its credit facility with Bank of Oklahoma and cash. As of June 30, 2012, cash provided by financing activities through net borrowings was $8,000,000. As of June 30, 2013, cash used in financing activities to reduce outstanding borrowings was $1,309,748. The combined effect is a decrease in cash provided by financing activities of $9,309,748.

Capital Resources:

Through the first nine months of 2013, as compared to the first nine months of 2012, capital expenditures to drill and complete wells increased $4,549,943 (28%). During the 2013 third quarter the Company experienced a significant increase in expenditures to drill and complete wells. Oil and NGL rich plays in western Oklahoma and the Texas Panhandle account for the majority of the drilling activity. Other active areas are the Arkansas Fayetteville Shale (dry natural gas), southern Oklahoma Woodford Shale (oil and NGL rich), Permian Basin of West Texas (oil and NGL rich) and Bakken Shale in North Dakota (oil).

Drilling continues to be active in the following oil and NGL rich plays where the Company owns mineral and leasehold acreage:

●	Horizontal Granite Wash and Hogshooter in western Oklahoma and the Texas Panhandle
●	Horizontal Cleveland in western Oklahoma and the Texas Panhandle
●	Horizontal Marmaton in western Oklahoma
●	Horizontal Tonkawa in western Oklahoma
●	Horizontal Anadarko Basin Woodford Shale in western Oklahoma
●	Horizontal Ardmore Basin Woodford Shale in southern Oklahoma

(12)

Capital expenditures for drilling and completion projects for the 2013 period were $20,576,359. In addition, mineral acreage in the Fayetteville Shale and the southeast Oklahoma Woodford Shale was acquired for $783,750. Panhandle has received a greater number of well proposals in recent months and has consequently increased the number of wells approved for participation with a working interest. We expect this increased activity to continue through the end of 2013, resulting in capital expenditures for drilling and completion projects of approximately $28 million. The shift of capital outlays more toward oil and NGL rich plays and less toward plays for dry natural gas, combined with production volumes from new wells in which the Company owns a non-cost-bearing royalty interest, is expected to result in continued increases in oil and NGL production volumes, with natural gas production leveling off in future quarters. As experienced previously, the timing of new wells coming on line may cause intermittent decreases in oil, NGL and natural gas production from quarter to quarter. Management continues to evaluate opportunities to acquire additional production or acreage.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to precisely predict levels of future participation in drilling and completing new wells and associated capital expenditures.

The following table compares the Company’s 2013 production to that of 2012:

	Nine months	Nine months
	ended	ended	Percent
	6/30/2013	6/30/2012	Change
Oil (Bbls)	154,697	107,591	44%
NGL (Bbls)	81,524	66,176	23%
Natural gas (Mcf)	8,066,250	6,820,758	18%
Total Mcfe	9,483,576	7,863,360	21%

These production increases are the result of new production coming on line which has exceeded the natural production decline of existing wells. We expect 2013 production to exceed that of 2012 as new production will continue to come on line through the remaining three months of 2013.

Product pricing for 2013 and 2012 is compared in the table below:

	Nine months	Nine months
	ended	ended	Percent
	6/30/2013	6/30/2012	Change
Oil price per Bbl	$86.73	$91.36	-5%
NGL price per Bbl	$27.22	$33.58	-19%
Natural gas price per Mcf	$3.35	$2.59	29%
Price per Mcfe	$4.50	$3.78	19%

Panhandle’s oil sales price has averaged 93% of NYMEX oil price over the last 12 months. Based on this correlation, and NYMEX oil futures prices, we expect the Company’s average oil sales price for 2013 to approximate $90.00 per barrel. For the last 12 months, NGL sales prices averaged 30% of NYMEX oil price; this would correlate to an average NGL sales price for 2013 of approximately $28.00 per barrel, which is also in line with management’s expectations.

The extended winter experienced in many parts of the United States during March and April resulted in gas storage levels below the five-year average going into the natural gas storage injection season. Currently, gas storage levels have climbed to near the five-year average. As natural gas is used to generate electric power, abnormally hot or cool temperatures for the remainder of the injection season could affect natural gas prices going forward. For the previous 12 months, Panhandle’s natural gas sales price has averaged 93% of NYMEX natural gas price. Based on NYMEX natural gas futures prices, management expects the Company’s average natural gas sales price for 2013 to approximate $3.40 per Mcf.

As of June 30, 2013, the Company had the following derivative contracts in place:

Natural gas costless collar contracts

February 2013 – December 2013:

230,000 Mmbtu per month (floor and ceiling per Mmbtu of $3.75 and $4.05-$4.30, respectively)

November 2013 – April 2014:

160,000 Mmbtu per month (floor and ceiling per Mmbtu of $4.00 and $4.55, respectively)

(13)

Natural gas fixed price swaps

March 2013 – October 2013:

170,000 Mmbtu per month (fixed price of $3.40-$3.505 per Mmbtu)

April 2013 – December 2013:

40,000 Mmbtu per month (fixed price of $3.655 per Mmbtu)

May 2013 – November 2013:

100,000 Mmbtu per month (fixed price of $4.32 per Mmbtu)

Oil costless collar contracts

March 2013 – December 2013:

7,000 Bbls per month (floor and ceiling per Bbl of $90.00 and $101.50-$102.00, respectively)

May 2013 – December 2013:

2,000 Bbls per month (floor and ceiling per Bbl of $90.00 and $97.50, respectively)

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine months
ended
6/30/2013

Cash provided by operating activities	$24,193,214
Cash used for:
Capital expenditures - drilling and completion of wells	20,576,359
Quarterly dividends of $.07 per share	1,746,217
Treasury stock purchases	1,214,638
Net principal payments on credit facility	1,309,748
Other investing activities	(51,354)
Net cash used	24,795,608

Net increase (decrease) in cash	$(602,394)

Outstanding borrowings on the credit facility at March 31, 2013, were $13,565,237.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($21,434,763 at June 30, 2013) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA, tangible net worth and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2013, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Overview:

The Company recorded third quarter 2013 net income of $5,070,168, or $.61 per share, compared to net income of $3,100,299, or $.37 per share, in the 2012 quarter. The increase in net income was principally the result of increased oil, NGL and natural gas sales; increased gains on derivative contracts; partially offset by decreased lease bonuses; and increased DD&A and lease operating expenses. These items are further discussed below.

(14)

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $7,388,428 or 88% for the 2013 quarter. Oil, NGL and natural gas sales were up due to increases in oil, NGL and natural gas sales volumes of 42%, 8% and 21%, respectively, and increases in NGL and natural gas sales prices of 11% and 92%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of 2013 and 2012:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2013	55,474	$88.02	2,742,996	$3.75	25,660	$25.79	3,229,800	$4.90
6/30/2012	38,937	$88.41	2,273,649	$1.95	23,680	$23.29	2,649,351	$3.19

Oil and NGL production increases resulted from continued drilling in the western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Tonkawa, Hogshooter, and Granite Wash and to a lesser extent horizontal oil drilling in the Bakken in North Dakota and the Woodford Shale in southern Oklahoma (Anadarko and Ardmore Basins). The natural gas production increase was largely attributable to continued drilling in the Fayetteville Shale in Arkansas and natural gas produced from new wells in western Oklahoma. Panhandle owns substantial acreage positions in each of the plays previously mentioned in Oklahoma and the Texas Panhandle as well as the Arkansas Fayetteville and expects continued drilling on its acreage in these plays. Expected drilling activity in the fourth quarter of 2013 will provide the Company opportunities to further increase its oil and NGL production for fiscal 2013. We are anticipating that natural gas production will level off in the coming quarters as new volumes associated with both dry gas drilling and our oil and liquids rich drilling are anticipated to approximately offset the natural decline of production from our existing properties.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
6/30/2013	55,474	2,742,996	25,660	3,229,800
3/31/2013	52,567	2,778,869	25,190	3,245,411
12/31/2012	46,656	2,544,385	30,674	3,008,365
9/30/2012	45,552	2,251,540	32,538	2,720,080
6/30/2012	38,937	2,273,649	23,680	2,649,351

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $4,990,092 in the 2013 quarter as compared to the 2012 quarter. The decrease was mainly due to the Company leasing partial rights on 2,743 net mineral acres in Roger Mills County, Oklahoma, for $4.8 million in the 2012 quarter.

Gains (Losses) on Derivative Contracts:

At June 30, 2013, the Company’s fair value of derivative contracts was a net asset of $814,978; whereas at June 30, 2012, the Company’s fair value of derivative contracts was a net asset of $169,472. The Company had a net gain on derivative contracts of $1,714,832 in the 2013 quarter as compared to a net gain of $81,164 recorded in the 2012 quarter. The change was principally due to our natural gas fixed price swaps and collars increasing in value. Projected NYMEX natural gas prices are below both the fixed swap price and the floor of the collars at June 30, 2013.

Lease Operating Expenses (LOE):

LOE increased $851,166 or 38% in the 2013 quarter. LOE per Mcfe increased in the 2013 quarter to $.96 compared to $.85 in the 2012 quarter. LOE related to field operating costs increased $80,917 in the 2013 quarter compared to the 2012 quarter, a 7% increase. This increase was principally a result of production increasing 22%. Field operating costs were $.38 per Mcfe in the 2013 quarter as compared to $.43 per Mcfe in the 2012 quarter. The decrease in rate was due to fewer workovers in the 2013 quarter.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $770,249 in the 2013 quarter compared to the 2012 quarter. On a per Mcfe basis, these fees increased $.16 due to higher natural gas sales and the significant addition of natural gas wells in the Fayetteville Shale play in Arkansas, which have higher handling fees. Handling fees are charged either as a percent of natural gas sales or based on natural gas production volumes.

(15)

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $595,181 or 13% in the 2013 quarter. DD&A in the 2013 quarter was $1.61 per Mcfe as compared to $1.74 per Mcfe in the 2012 quarter. DD&A increased $1,007,241 due to production increasing 22% in the 2013 quarter compared to the 2012 quarter. The offsetting decrease of $412,060 was caused by a $.13 decrease in the DD&A rate. This rate decrease was mainly due to higher reserve prices at June 30, 2013, (compared to June 30, 2012) increasing ultimate reserves on a significant number of wells.

Provision for Impairment:

The provision for impairment decreased $198,515 in the 2013 quarter compared to the 2012 quarter. During the 2013 quarter, impairment of $7,400 was recorded on one small field. During the 2012 quarter, impairment of $205,915 was recorded on three small fields. These fields have few wells and are more susceptible to impairment when a well in these fields experiences downward reserve revisions due to reserve pricing or well performance.

Income Taxes:

The provision for income taxes was $672,000 higher in the 2013 quarter than the 2012 quarter. Income before provision for income taxes increased from $4,681,299 in the 2012 quarter to $7,323,168 in the 2013 quarter and the effective tax rate decreased to 31% in the 2013 quarter from 34% in the 2012 quarter. This decrease in the rate is the result of an increase in the estimated annual effective tax rate during the 2012 third quarter due to higher expected income before provision for income taxes (mostly related to higher lease bonus income) projected as of June 30, 2012, as compared to projections as of March 31, 2012.

NINE MONTHS ENDED JUNE 30, 2013 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2012

Overview:

The Company recorded nine month 2013 net income of $8,240,953, or $.99 per share, as compared to net income of $7,188,375, or $.86 per share, in the 2012 period. Major contributing factors to the increase in net income were higher oil, NGL and natural gas sales; decreased provision for impairment; decreased exploration costs; and increased gains on derivative contracts; partially offset by decreased lease bonuses; increased DD&A expenses; increased LOE; and increased G&A. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $12,938,051 as a result of increased oil, NGL and natural gas sales volumes of 44%, 23% and 18%, respectively, and increased natural gas sales prices of 29%, partially offset by lower oil and NGL sales prices of 5% and 19%, respectively. The table below outlines the Company’s sales volumes and average sales prices for oil, NGL and natural gas for the nine month periods of 2013 and 2012:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2013	154,697	$86.73	8,066,250	$3.35	81,524	$27.22	9,483,576	$4.50
6/30/2012	107,591	$91.36	6,820,758	$2.59	66,176	$33.58	7,863,360	$3.78

Oil and NGL production increases resulted from continued drilling in the western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Tonkawa, Hogshooter, and Granite Wash and to a lesser extent horizontal oil drilling in the Bakken in North Dakota and the Woodford Shale in southern Oklahoma (Anadarko and Ardmore Basins). The natural gas production increase is largely attributable to continued drilling in the Fayetteville Shale in Arkansas and natural gas produced from new wells in western Oklahoma. Panhandle owns substantial acreage positions in each of the plays previously mentioned in Oklahoma and the Texas Panhandle as well as the Arkansas Fayetteville and expects continued drilling on its acreage in these plays. Expected drilling activity in the fourth quarter of 2013 will provide the Company opportunities to further increase its oil and NGL production for fiscal 2013. We are anticipating that natural gas production will level off in the coming quarters as new volumes associated with both dry gas drilling and our oil and liquids rich drilling are anticipated to approximately offset the natural decline of production from our existing properties.

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $6,396,677 in the 2013 period. The decrease was mainly due to the Company leasing partial rights on 2,743 net mineral acres in Roger Mills County, Oklahoma, for $4.8 million and leasing 2,431 net acres in the horizontal Mississippian play in northern Oklahoma for $1.7 million in the 2012 period.

(16)

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $814,978 as of June 30, 2013, as compared to a net asset of $169,472 at June 30, 2012. The Company had a net gain of $796,166 in the nine months ended June 30, 2013, compared to a net gain of $449,997 for the nine months ended June 30, 2012. The Company made net cash payments (realized losses) of $191,083 in the 2013 period and received net cash payments (realized gains) of $496,465 for the 2012 period.

Lease Operating Expenses (LOE):

LOE increased $2,469,671 or 38% in the 2013 period. LOE per Mcfe increased in the 2013 period to $.95 compared to $.84 in the 2012 period. LOE related to field operating costs increased $539,306 in the 2013 period compared to the 2012 period, a 16% increase. This increase is principally a result of production increasing 21%. The field operating costs for the 2013 and 2012 periods were $.41 per Mcfe and $.42 per Mcfe, respectively.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $1,930,365 in the 2013 period compared to the 2012 period. On a per Mcfe basis, these fees increased $.14 due to higher natural gas sales and the significant addition of new natural gas wells in the Fayetteville Shale play in Arkansas, which have higher handling fees. Handling fees are charged either as a percent of natural gas sales or based on natural gas production volumes.

Exploration Costs:

Exploration costs decreased $323,372 in the 2013 period as compared to the 2012 period. During the 2013 period, leasehold impairment and expired leasehold totaled $53,961 compared to $314,277 during the 2012 period, a $260,316 decrease. The decrease was due primarily to one leasehold prospect which was significantly impaired in the 2012 period. Charges on exploratory dry holes totaled $6,866 during the 2013 period as compared to $69,922 in the 2012 period.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $3,409,450 or 25% in the 2013 period. DD&A was $1.80 per Mcfe in the 2013 period as compared to $1.74 per Mcfe in the 2012 period. DD&A increased $2,818,865 due to production increasing 21% in the 2013 period as compared to the 2012 period. The remaining increase of $590,585 was the result of a $.06 increase in the DD&A rate. This rate increase is mainly due to lower reserve prices during the 2013 period as compared to the 2012 period and higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company is spending the majority of its capital.

Provision for Impairment:

The provision for impairment decreased $560,883 in the 2013 period compared to the 2012 period. During the 2012 period, impairment of $786,724 was recorded on ten small fields. During the 2013 period, impairment of $225,841 was recorded on four small fields. These fields have few wells and are more susceptible to impairment when a well in these fields experiences downward reserve revisions.

General and Administrative Costs (G&A):

G&A costs increased $324,906 or 7% in the 2013 period. This increase was primarily related to increases in personnel expenses of $338,778. Increases in personnel expenses were mainly due to restricted stock expense.

Income Taxes:

The 2013 period provision for income taxes was $3,669,000 on pre-tax income of $11,909,953 as compared to a provision for income taxes of $2,960,000 in the 2012 period on pre-tax income of $10,148,375. The effective tax rate was 31% and 29% for the 2013 and 2012 periods, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both the 2013 and the 2012 periods.

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

(17)

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held by some in the industry. Being primarily a natural gas producer, the Company is more significantly impacted by changes in natural gas prices than by changes in oil or NGL prices. Longer term natural gas prices will be determined by the supply of and demand for natural gas as well as the prices of competing fuels, such as crude oil and coal. The market price of oil, NGL and natural gas in 2013 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2013 derivative contracts, based on the Company’s estimated natural gas volumes for 2013, the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $1,060,000 for operating revenue. Based on the Company’s estimated oil volumes for 2013, the price sensitivity in 2013 for each $1.00 per barrel change in wellhead oil price is approximately $213,000 for operating revenue. Based on the Company’s estimated NGL volumes for 2013, the price sensitivity in 2013 for each $1.00 per barrel change in NGL price is approximately $110,000 for operating revenue.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with one counterparty and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and may limit the benefit of future increases in prices. As of June 30, 2013, the Company has natural gas fixed price swaps and oil and natural gas collars in place. For the Company’s fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip prices would result in a change to pre-tax operating income of approximately $142,000. For the Company’s natural gas collars, a change of $.10 in the basis differential from NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $178,000. For the Company’s oil collars, a change of $1.00 in the basis differential from NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $30,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the national prime rate plus from .50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At June 30, 2013, the Company had $13,565,237 outstanding under these facilities. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

(18)

PART II OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
5/1 - 5/31/13	6,771	$29.54	6,771	$490,981
6/1 - 6/30/13	17,379	$29.19	17,379	$1,483,733

Total	24,150	$29.29	24,150

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan on March 11, 2010, the Board of Directors approved repurchase of up to $1.5 million of the Company’s common stock, from time to time, equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Pursuant to previously adopted board resolutions, the purchase of an additional $1.5 million of the Company’s common stock became authorized and approved effective June 26, 2013. The shares are held in treasury and are accounted for using the cost method.

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

PANHANDLE OIL AND GAS INC.

August 7, 2013	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

August 7, 2013	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

August 7, 2013	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(19)