Form 10-K
period 2013-09-30
PANHANDLE OIL & GAS INC
filed 2013-12-11
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

Commission  File  Number:001-31759

PANHANDLE OIL AND GAS INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Grand Centre, Suite 300, 5400 N. Grand Blvd., Oklahoma City, OK 73112
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (405) 948-1560

Securities registered under Section 12(b) of the Act:

CLASS A COMMON STOCK (VOTING)	NEW YORK STOCK EXCHANGE
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Act:
(Title of Class)

CLASS B COMMON STOCK (NON-VOTING) $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes    X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes    X  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X  Yes         No

(Facing Sheet Continued)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files.

  X   Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___    Accelerated filer   X        Non-accelerated filer___    Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes    X  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the $28.65 per share closing price of registrant's Common Stock, as reported by the New York Stock Exchange at March 31, 2013, was $201,942,992. As of December 1, 2013,  8,231,254  shares of Class A Common Stock were outstanding.

Documents Incorporated By Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement relating to the annual meeting of stockholders to be held on  March 5, 2014, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

T A B L E   O F   C O N T E N T S

DEFINITIONS

The following defined terms are used in this report:

“Bbl” means barrel.

“Bcf” means billion cubic feet.

“Bcfe” means natural gas stated on a Bcf basis and crude oil and natural gas liquids converted to a billion cubic feet of natural gas equivalent by using the ratio of one million Bbl of crude oil or natural gas liquids to six Bcf of natural gas.

“Board” means board of directors.

“BTU”  means British Thermal Units.

“CEGT” means Centerpoint Energy Gas Transmission’s East pipeline in Oklahoma.

“CEO” means Chief Executive Officer.

“CFO” means Chief Financial Officer.

“Company” refers to Panhandle Oil and Gas Inc.

“COO” means Chief Operating Officer.

“DD&A” means depreciation, depletion and amortization.

“ESOP” refers to the Panhandle Oil and Gas Inc. Employee Stock Ownership and 401(k) Plan,  a tax qualified, defined contribution plan.

“FASB” means the Financial Accounting Standards Board.

“G&A” means general and administrative costs.

“Independent Consulting Petroleum Engineer(s)” or “Independent Consulting Petroleum Engineering Firm” refers to DeGolyer and MacNaughton of Dallas, Texas.

“LOE” means lease operating expense.

“Mcf” means thousand cubic feet.

“Mcfd” means thousand cubic feet per day.

“Mcfe” means natural gas stated on an Mcf basis and crude oil and natural gas liquids converted to a thousand cubic feet of natural gas equivalent by using the ratio of one Bbl of crude oil or natural gas liquids to six Mcf of natural gas.

“Mmbtu”  means million BTU.

“Mmcf” means million cubic feet.

“Mmcfe” means natural gas stated on an Mmcf basis and crude oil and natural gas liquids converted to a million cubic feet of natural gas equivalent by using the ratio of one thousand Bbl of crude oil or natural gas liquids to six Mmcf of natural gas.

“minerals”, “mineral acres” or “mineral interests” refer to fee mineral acreage owned in perpetuity by the Company.

“NGL” means natural gas liquids.

“NYMEX” refers to the New York Mercantile Exchange.

“OPEC” refers to the Organization of Petroleum Exporting Countries.

“Panhandle” refers to Panhandle Oil and Gas Inc.

“PDP” means proved developed producing.

“PEPL” means Panhandle Eastern Pipeline Company’s Texas/Oklahoma mainline.

“play” is a term applied to identified areas with potential oil, NGL and/or natural gas reserves.

“PUD” means proved undeveloped.

“PV-10” means estimated pre-tax present value of future net revenues discounted at 10% using SEC rules.

“royalty interest” refers to well interests in which the Company does not pay a share of the costs to drill, complete and operate a well, but receives a much smaller proportionate share (as compared to a working interest) of production.

“SEC”  refers to the United States Securities and Exchange Commission.

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

PART I

ITEM 1BUSINESS

GENERAL

Panhandle Oil and Gas Inc. was founded in Range, Texas County, Oklahoma, in 1926, as Panhandle Cooperative Royalty Company and operated as a cooperative until 1979, when the Company merged into Panhandle Royalty Company, and its shares became publicly traded. On April 2, 2007, the Company’s name was changed to Panhandle Oil and Gas Inc. The name change was made to clear up confusion as to whether the Company was a royalty trust. Panhandle has never been a royalty trust.

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

The Company is involved in the acquisition, management and development of non-operated oil and natural gas properties, including wells located on the Company’s mineral and leasehold acreage. Panhandle’s mineral and leasehold properties are located primarily in Arkansas, New Mexico, North Dakota, Oklahoma and Texas, with properties also located in several other states. The majority of the Company’s oil, NGL and natural gas production is from wells located in Oklahoma and Arkansas.

In January 2006, the Company last split its Class A Common Stock on a two-for-one basis.  In March 2007, the Company increased its authorized Class A Common Stock from 12 million shares to 24 million shares.

The Company’s office is located at Grand Centre, Suite 300, 5400 N. Grand Blvd., Oklahoma City, OK 73112; telephone – (405) 948-1560; facsimile – (405) 948-2038. The Company’s website is www.panhandleoilandgas.com.

The Company files periodic reports with the SEC on Forms 10-Q and 10-K. These forms, the Company’s annual report to shareholders and current press releases are available free of charge through our website as soon as reasonably practicable after they are filed with the SEC or made available to the public. Also, the Company posts copies of its various corporate governance documents on the website. From time to time, the Company posts other important disclosures to investors in the “Press Release” or “Upcoming Events” section of the website, as allowed by SEC rules.

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

BUSINESS STRATEGY

Typically, most of Panhandle’s revenues are derived from the production and sale of oil, NGL and natural gas (see Item 8 - “Financial Statements and Supplementary Data”). The Company’s oil and natural gas properties, including its mineral acreage, leasehold acreage and working and royalty interests

(1)

in producing wells are mainly in Oklahoma with other significant holdings in Arkansas, New Mexico, North Dakota and Texas (see Item 2 – “Properties”). Exploration and development of the Company’s oil and natural gas properties are conducted in association with oil and natural gas exploration and production companies, primarily larger independent companies. The Company does not operate any of its oil and natural gas properties, but has been an active working interest participant for many years in wells drilled on the Company’s mineral acres. The majority of the Company’s recent drilling participations have been on properties in which the Company owns mineral acreage. Most of these wells are in unconventional plays located in Oklahoma, Arkansas and Texas.

PRINCIPAL PRODUCTS AND MARKETS

The Company’s principal products, in order of revenue generated, are natural gas, crude oil and NGL. These products are sold to various purchasers, including pipeline and marketing companies, which service the areas where the Company’s producing wells are located. Since the Company does not operate any of the wells in which it owns an interest, it relies on the operating expertise of numerous companies that operate wells in the areas where the Company owns interests. This includes expertise in the drilling and completion of new wells, producing well operations and, in most cases, the marketing or purchasing of production from the wells. Natural gas and NGL sales are principally handled by the well operator and are normally contracted on a monthly basis with third-party natural gas marketers and pipeline companies. Payment for natural gas and NGL sold is received by the Company from the well operator or the contracted purchaser. Crude oil sales are generally handled by the well operator and payment for oil sold is received by the Company from the well operator or from the crude oil purchaser.

Prices of oil, NGL and natural gas are dependent on numerous factors beyond the control of the Company, including competition, weather, international events and circumstances, supply and demand, actions taken by OPEC, and economic, political and regulatory developments. Since demand for natural gas is generally highest during winter months, prices received for the Company’s natural gas production are subject to seasonal variations.

The Company enters into price risk management financial instruments (derivatives) to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. The derivative contracts apply only to a portion of the Company’s oil and natural gas production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and may limit the benefit of future increases in oil and natural gas prices. A more thorough discussion of these derivative contracts, including risk of financial loss, is contained in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPETITIVE BUSINESS CONDITIONS

The oil and natural gas industry is highly competitive, particularly in the search for new oil, NGL and natural gas reserves. Many factors affect Panhandle’s competitive position and the market for its products, which are beyond its control. Some of these factors include the quantity and price of foreign oil imports; domestic supply of oil, NGL and natural gas; changes in prices received for oil, NGL and natural gas production; business and consumer demand for refined oil products, NGL and natural gas; and the effects of federal and state regulation of the exploration for, production of and sales of oil, NGL and natural gas. Changes in existing economic conditions, political developments, weather patterns and actions taken by OPEC and other oil-producing countries have a dramatic influence on the price Panhandle receives for its oil, NGL and natural gas production.

The Company does not operate any of the wells in which it has an interest; rather it relies on companies with greater resources, staff, equipment, research and experience for operation of wells both

(2)

in the drilling and production phases. The Company’s business strategy is to use its strong financial base and its mineral and leasehold acreage ownership, coupled with its own geologic and economic evaluations, either to elect to participate in drilling operations with these larger companies or to lease or farmout its mineral or leasehold acreage while retaining a royalty interest. This strategy allows the Company to compete effectively in drilling operations it could not undertake on its own due to financial and personnel limitations while maintaining low overhead costs.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The existence of recoverable oil, NGL and natural gas reserves in commercial quantities is essential to the ultimate realization of value from the Company’s mineral and leasehold acreage. These mineral and leasehold properties are essentially the raw materials to our business. The production and sale of oil, NGL and natural gas from the Company’s properties are essential to provide the cash flow necessary to sustain the ongoing viability of the Company. The Company reinvests a portion of its cash flow to purchase oil and natural gas mineral and leasehold acreage to assure the continued availability of acreage with which to participate in exploration and development drilling operations and, subsequently, the production and sale of oil, NGL and natural gas. This participation in exploration, development and production activities and purchase of additional acreage is necessary to continue to supply the Company with the raw materials with which to generate additional cash flow. Mineral and leasehold acreage purchases are made from many owners. The Company does not rely on any particular companies or persons for the purchases of additional mineral and leasehold acreage.

MAJOR CUSTOMERS

The Company’s oil, NGL and natural gas production is sold, in most cases, through its well operators to many different purchasers on a well-by-well basis. During 2013, sales through two separate well operators accounted for approximately 20%  and 10% of the Company’s total oil, NGL and natural gas sales. During 2012, sales through three separate well operators accounted for approximately 15%, 13% and 10% of the Company’s total oil, NGL and natural gas sales. During 2011, sales through two separate well operators accounted for approximately 15% and 14% of the Company’s total oil, NGL and natural gas sales. Generally, if one purchaser declines to continue purchasing the Company’s production, several other purchasers can be located. Pricing is generally consistent from purchaser to purchaser.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND ROYALTY AGREEMENTS

The Company does not own any patents, trademarks, licenses or franchises. Royalty agreements on wells producing oil, NGL and natural gas stemming from the Company’s ownership of mineral acreage generate a portion of the Company’s revenues. These royalties are tied to ownership of mineral acreage, and this ownership is perpetual, unless sold by the Company. Royalties are due and payable to the Company whenever oil, NGL or natural gas is produced and sold from wells located on the Company’s mineral acreage.

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

(3)

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

Sales of natural gas are affected by intrastate and interstate natural gas transportation regulation. Beginning in 1985, FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. FERC intended these changes to foster competition by transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of natural gas transporters. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, FERC expanded the impact of open access regulations to intrastate commerce.

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

(4)

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

ENVIRONMENTAL MATTERS

As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local laws and regulations regarding environmental and ecological matters. Compliance with these laws and regulations may necessitate significant capital outlays; however, to date, the Company’s cost of compliance has been immaterial. The Company does not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry. Current discussions involving the governance of hydraulic fracturing in the future could have a material impact on the Company. Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by the well operators, with Panhandle being responsible for its proportionate share of the costs involved. As such, to its knowledge, the Company is not aware of any instances of non-compliance with existing laws and regulations. Absent an extraordinary event, any noncompliance is not likely to have a material adverse effect on the financial condition of the Company. Although the Company is not fully insured against all environmental risks, insurance coverage is maintained at levels which are customary in the industry.

EMPLOYEES

At September 30, 2013, Panhandle employed 21 people with five of the employees serving as executive officers. The President and CEO is also a director of the Company.

ITEM 1ARISK FACTORS

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business and future prospects. If any of the following risk factors should occur, the Company’s financial condition could be materially impacted and the holders of our securities could lose part or all of their investment in Panhandle. The risk factors described below are not exhaustive, and investors are encouraged to perform their own investigation with respect to the Company and its business. Investors should also read the other information in this Form 10-K, including the financial statements and related notes.

Uncertainty of economic conditions, worldwide and in the United States, may have a significant negative effect on operating results, liquidity and financial condition.

Effects of change in domestic and international economic conditions could include: (1) a decline in demand for oil, NGL and natural gas resulting in decreased oil, NGL and natural gas reserves due to curtailed drilling activity; (2) a decline in oil, NGL and natural gas prices; (3) risk of insolvency of well operators and oil, NGL and natural gas purchasers; (4) limited availability of certain insurance coverage; (5) limited access to derivative instruments; and (6) limited credit availability. A decline in reserves would lead to a decline in production, and either a production decline, or a decrease in oil, NGL and natural gas prices, would have a negative impact on the Company’s cash flow, profitability and value.

(5)

Oil, NGL and natural gas prices are volatile. Volatility in these prices can adversely affect operating results and the price of the Company’s common stock. This volatility also makes valuation of oil and natural gas producing properties difficult and can disrupt markets.

The supply of and demand for oil, NGL and natural gas impact the prices we realize on the sale of these commodities and, in turn, materially affect the Company’s financial results. Oil, NGL and natural gas prices have historically been, and will likely continue to be, volatile. The prices for oil, NGL and natural gas are subject to wide fluctuation in response to a number of factors, including:

•worldwide economic conditions

•economic, political, regulatory and tax developments

•market uncertainty

•changes in the supply of and demand for oil, NGL and natural gas

•availability and capacity of necessary transportation and processing facilities

•commodity futures trading

•regional price differentials

•differing quality of oil produced (i.e., sweet crude versus heavy or sour crude)

•differing quality and NGL content of natural gas produced

•weather conditions

•the level of imports and exports of oil, NGL and natural gas

•political instability or armed conflicts in major oil and natural gas producing regions

•actions taken by OPEC

•competition from alternative sources of energy

•technological advancements affecting energy consumption and energy supply

Price volatility makes it difficult to budget and project the return on investment in exploration and development projects and to estimate with precision the value of producing properties that are owned or acquired by the Company. In addition, volatile prices often disrupt the market for oil and natural gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties. Revenues, results of operations, reserves and capital availability may fluctuate significantly as a result of variations in oil, NGL and natural gas prices and production performance.

Lower oil, NGL and natural gas prices may also trigger significant impairment write-downs on a portion of the Company’s properties and negatively affect the Company’s results of operations and its ability to borrow under its credit facility.

A substantial decline in oil, NGL and natural gas prices for a prolonged period of time would have a material adverse effect on the Company.

The Company’s financial position, results of operations, access to capital and the quantities of oil, NGL and natural gas that may be economically produced would be negatively impacted if oil, NGL and natural gas prices decrease significantly for an extended period of time. The ways in which such price decreases could have a material negative effect include:

•cash flow would be reduced, decreasing funds available for capital expenditures employed to replace reserves and maintain or increase production

•future undiscounted and discounted net cash flows from producing properties would decrease, possibly resulting in impairment expense that may be significant

•certain reserves may no longer be economic to produce, leading to lower proved reserves, production and cash flow

•access to sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable

(6)

The Company cannot control activities on properties it does not operate.

The Company does not operate any of the properties in which it has an interest and has very limited ability to exercise influence over the third-party operators of these properties. Our dependence on the third-party operators of our properties, and on the cooperation of other working interest owners in these properties, could negatively affect the following:

•the Company’s return on capital used in drilling or property acquisition

•the Company’s production and reserve growth rates

•capital required to drill and complete wells

•success and timing of drilling, development and exploitation activities on the Company’s properties

•compliance with environmental, safety and other regulations

•lease operating expenses

•plugging and abandonment costs, including well-site restorations

Dependency on each operator’s judgment, expertise and financial resources could result in unexpected future costs, lost revenues and/or capital restrictions to the extent they would cumulatively have a material adverse effect on the Company’s financial position and results of operations.

The Company’s derivative activities may reduce the cash flow received for oil and natural gas sales.

In order to manage exposure to price volatility on our oil and natural gas production, we enter into oil and natural gas derivative contracts for a portion of our expected production. Oil and natural gas price derivatives may limit the cash flow we actually realize and therefore reduce the Company’s ability to fund future projects. None of our oil and natural gas price derivative contracts are designated as hedges for accounting purposes; therefore, we record all derivative contracts at fair value on our balance sheet. Accordingly, these fair values may vary significantly from period to period, materially affecting reported earnings. The fair value of our oil and natural gas derivative instruments outstanding as of September 30, 2013, was a net asset of $425,198.

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

There are also risks of financial loss associated with derivative instruments if there is an increase in the differential between the underlying price of the derivative contract and the actual received price.

A more thorough discussion of these derivative contracts, including risk of financial loss, is contained in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lower oil, NGL and natural gas prices or negative adjustments to oil, NGL and natural gas reserves may result in significant impairment charges.

The Company has elected to utilize the successful efforts method of accounting for its oil and natural gas exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals and exploratory dry holes, are charged against income as incurred. Costs of

(7)

successful wells and related production equipment and development dry holes are capitalized and amortized by property using the unit-of-production method (the ratio of oil, NGL and natural gas volumes produced to total proved or proved developed reserves) as oil, NGL and natural gas are produced.

All long-lived assets, principally the Company’s oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset on our books may be greater than its future net cash flows. The need to test a property for impairment may result from declines in oil, NGL and natural gas sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Also, once assets are classified as held for sale, they are reviewed for impairment. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded. If an impairment charge is recognized, cash flow from operating activities is not impacted, but net income and, consequently, shareholders’ equity are reduced. In periods when impairment charges are incurred, it could have a material adverse effect on our results of operations.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.

 It is not possible to measure underground accumulations of oil, NGL and natural gas with precision. Oil, NGL and natural gas reserve engineering requires subjective estimates of underground accumulations of oil, NGL and natural gas using assumptions concerning future prices of these commodities, future production levels, and operating and development costs. In estimating our reserves, we and our Independent Consulting Petroleum Engineering Firm make various assumptions with respect to many subject matters that may prove to be incorrect, including:

•future oil, NGL and natural gas prices

•production rates

•reservoir pressures, decline rates, drainage areas and reservoir limits

•interpretation of subsurface conditions including geological and geophysical data

•potential for water encroachment or mechanical failures

•levels and timing of capital expenditures, lease operating expenses, production taxes and income taxes, and availability of funds for such expenditures

•effects of government regulation

If these assumptions prove to be incorrect, our estimates of reserves, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.

Our standardized measure of oil and natural gas reserves is calculated using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30 held flat over the life of the properties and operating costs in effect as of the date of estimation, less future estimated development, production and income tax expenses, and is discounted at 10% per annum to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.

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

(8)

the well operators such as incomplete well stimulation efforts, restricted production rates for various reasons and up to date well production data, etc. may cause differences in our reserve estimates.

Because PUD’s, under SEC reporting rules, may only be recorded if the wells they relate to are scheduled to be drilled within five years of the date of recording, the removal of PUD’s that are not developed within this five year period may be required. Removals of this nature may significantly reduce the quantity and present value of the Company’s oil, NGL and natural gas reserves.

Because forward-looking prices and costs are not used to estimate discounted future net cash flows from our estimated proved reserves, the standardized measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil, NGL and natural gas reserves.

The timing of both our production and our incurrence of expenses in connection with the development and production of our properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor used when calculating discounted future net cash flows in compliance with the FASB statement on oil and natural gas producing activities disclosures may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company, or the oil and natural gas industry in general.

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

Drilling for oil and natural gas invariably involves unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient reserves to return a profit after deducting drilling, operating and other costs. In addition, wells that are profitable may not achieve a targeted rate of return. The Company relies on third-party operators’ interpretation of seismic data and other advanced technologies in identifying prospects and in conducting exploration and development activities. Nevertheless, prior to drilling a well, the seismic data and other technologies used do not allow operators to know conclusively whether oil, NGL or natural gas is present in commercial quantities.

Cost factors can adversely affect the economics of any project, and ultimately the cost of drilling, completing and operating a well is controlled by well operators and existing market conditions. Further, drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

•unexpected drilling conditions

•title problems

•pressure or irregularities in formations

•equipment failures or accidents

•fires, explosions, blowouts and surface cratering

•lack of availability to market production via pipelines or other transportation

•adverse weather conditions

•environmental hazards or liabilities

•governmental regulations

(9)

•cost and availability of drilling rigs, equipment and services

•expected sales price to be received for oil, NGL or natural gas produced from the wells

Oil and natural gas drilling and producing operations involve various risks.

The Company is subject to all the risks normally incident to the operation and development of oil and natural gas properties, including:

•well blowouts, cratering, explosions and human related accidents

•mechanical, equipment and pipe failures

•adverse weather conditions and natural disasters

•civil disturbances and terrorist activities

•oil, NGL and natural gas price reductions

•environmental risks stemming from the use, production, handling and disposal of water, waste materials, hydrocarbons and other substances into the air, soil or water

•title problems

•limited availability of financing

•marketing related infrastructure, transportation and processing limitations

•regulatory compliance issues

As a non-operator, we are dependent on third-party operators and the contractors they hire for operational safety, environmental safety and compliance with regulations of governmental authorities.

The Company maintains insurance against many potential losses or liabilities arising from well operations in accordance with customary industry practices and in amounts believed by management to be prudent. However, this insurance does not protect the Company against all risks. For example, the Company does not maintain insurance for business interruption, acts of war or terrorism. Additionally, pollution and environmental risks generally are not fully insurable. These risks could give rise to significant uninsured costs that could have a material adverse effect on the Company’s business condition and financial results.

Debt level and interest rates may adversely affect our business.

The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan with a limit in the amount of $80,000,000. As of September 30, 2013, the Company had a balance of $8,262,256 drawn on the facility. The facility has a current borrowing base of $35,000,000, is secured by certain of the Company’s properties and contains certain restrictive covenants.

Should the Company incur substantial indebtedness under its credit facility to fund capital projects or for other reasons, there is risk of it adversely affecting our business operations as follows:

•cash flows from operating activities required to service indebtedness may not be available for other purposes

•covenants contained in the Company’s borrowing agreement may limit our ability to borrow additional funds, pay dividends and make certain investments

•any limitation on the borrowing of additional funds may affect our ability to fund capital projects and may also affect how we will be able to react to economic and industry changes

•a significant increase in the interest rate on our credit facility will limit funds available for other purposes

•changes in prevailing interest rates may affect the Company’s capability to meet its debt service requirements, as its credit facility bears interest at floating rates

(10)

The borrowing base of our corporate revolving bank credit facility is subject to periodic redetermination and is based in part on oil, NGL and natural gas prices. A lowering of our borrowing base because of lower oil, NGL or natural gas prices, or for other reasons, could require us to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations depends on our future performance. General business, economic, financial and product pricing conditions, along with other factors, affect our future performance, and many of these factors are beyond our control. In addition, our failure to comply with the restrictive covenants relating to our credit facility could result in a default, which could adversely affect our business, financial condition and results of operations.

Future legislative or regulatory changes may result in increased costs and decreased revenues, cash flows and liquidity.

Companies that operate wells in which Panhandle owns a working interest are subject to extensive federal, state and local regulation. Panhandle, as a working interest owner, is therefore indirectly subject to these same regulations. New or changed laws and regulations such as those described below could have a material adverse effect on our business.

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

Hydraulic Fracturing

The vast majority of oil and natural gas wells drilled in recent years have been, and future wells are expected to be, hydraulically fractured as a part of the process of completing the wells and putting them on production. This is true of the wells drilled in which the Company owns an interest. Hydraulic fracturing is a process that involves pumping water, sand and additives at high pressure into rock formations to stimulate oil and natural gas production. In developing plays where hydraulic fracturing, which requires large volumes of water, is necessary for successful development, the demand for water may exceed the supply. A lack of readily available water or a significant increase in the cost of water could cause delays or increased completion costs.

In addition to water, hydraulic fracturing fluid contains chemical additives designed to optimize production. Well operators are being required in certain states to disclose the components of these additives. Additional states and the federal government may follow with similar requirements or may restrict the use of certain additives. This could result in more costly or less effective development of wells.

Efforts to regulate hydraulic fracturing are increasing at the local, state and federal level. Several new regulations are being considered, including limiting water withdrawals and usage, limiting water disposition, restricting which additives may be used, implementing state-wide hydraulic fracturing moratoriums and temporary or permanent bans in certain environmentally sensitive areas. Public sentiment against hydraulic fracturing and shale gas production has become more vocal, which could result in more stringent permitting and compliance requirements. Consequences of these actions could potentially increase capital, compliance and operating costs significantly, as well as delay or halt the further development of oil and gas reserves on the Company’s properties.

(11)

Any of the above factors could have a material adverse effect on our financial position, results of operations or cash flows.

Climate Change

Studies have suggested that emission of certain gases, commonly referred to as "greenhouse gases," may be impacting the earth's climate. Methane, a primary component of natural gas, and carbon dioxide, a by-product of burning oil and natural gas, are examples of greenhouse gases. The U.S. Congress and various states have been evaluating, and in some cases implementing, climate-related legislation and other regulatory initiatives that restrict emissions of greenhouse gases. In December 2009, the Environmental Protection Agency (EPA) issued findings that methane and carbon dioxide present a health and safety issue such that they should be regulated under the Clean Air Act.

In November 2010, the EPA finalized its greenhouse gas reporting requirements for certain oil and gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule requires annual reporting to the EPA of greenhouse gas emissions by such regulated facilities.

On April 17, 2012, the EPA issued final rules that established new air emission controls for crude oil and natural gas production and natural gas processing operations. The final rules require the use of reduced emission completions or “green completions” on all hydraulically-fractured wells completed or re-fractured after January 1, 2015. These rules may require the installation of new equipment to control emissions and other modifications by the third-party operators of wells in which we own an interest. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs.

These and any further restrictions resulting from federal or state legislation or regulations may have an effect on our ability to produce oil and natural gas, as well as the demand for oil, NGL and natural gas. Such changes may result in additional compliance obligations that could cumulatively have a material adverse effect on our financial condition, financial results and cash flows.

Shortages of oilfield equipment, services, qualified personnel and resulting cost increases could adversely affect results of operations.

The demand for qualified and experienced field personnel, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil, NGL and natural gas prices, resulting in periodic shortages. When demand for rigs and equipment increases due to an increase in the number of wells being drilled, there have been shortages of drilling rigs, hydraulic fracturing equipment and personnel and other oilfield equipment. Higher oil, NGL and natural gas prices generally stimulate increased demand for, and result in increased prices of, drilling rigs, crews and associated supplies, equipment and services. These shortages or price increases could negatively affect the ability to drill wells and conduct ordinary operations by the operators of the Company’s wells, resulting in an adverse effect on the Company’s financial condition, cash flow and operating results.

Competition in the oil and natural gas industry is intense, and most of our competitors have greater financial and other resources than we do.

(12)

We compete in the highly competitive areas of oil and natural gas acquisition, development, exploration and production. We face intense competition from both major and independent oil and natural gas companies to acquire desirable producing properties, new properties for future exploration and human resource expertise necessary to effectively develop properties. We also face similar competition in obtaining sufficient capital to maintain drilling rights in all drilling units.

A substantial number of our competitors have financial and other resources significantly greater than ours and some of them are fully integrated oil and natural gas companies. These companies are able to pay more for development prospects and productive oil and natural gas properties and are able to define, evaluate, bid for, purchase and subsequently drill a greater number of properties and prospects than our financial or human resources permit, potentially reducing our ability to participate in drilling on certain of our acreage as a working interest owner. Our ability to develop and exploit our oil and natural gas properties and to acquire additional quality properties in the future will depend upon our ability to successfully evaluate, select and acquire suitable properties and join in drilling with reputable operators in this highly competitive environment.

Significant capital expenditures are required to replace our reserves and conduct our business.

The Company funds acquisition, exploration, development and production activities primarily through cash flows from operations and, to a lesser extent, borrowings under its credit facility. The timing and amount of capital necessary to carry out these activities can vary significantly as a result of product price fluctuations, property acquisitions, drilling results and the availability of drilling rigs, equipment, well services and transportation capacity.

Cash flows from operations and access to capital are subject to a number of variables, including the Company’s:

•amount of proved reserves

•volume of oil, NGL and natural gas produced

•received prices for oil, NGL and natural gas sold

•ability to acquire and produce new reserves

•ability to obtain financing

We may have limited ability to obtain the capital required to sustain our operations at current levels if our borrowing base under our credit facility is lowered as a result of decreased revenues, lower product prices, declines in reserves or for other reasons. Failure to sustain operations at current levels could have a material adverse effect on our financial condition, cash flow and results of operations.

We may be subject to information technology system failures, network disruptions, cyber-attacks or other breaches in data security.

Power, telecommunication or other system failures due to hardware or software malfunctions, computer viruses, vandalism, terrorism, natural disasters, fire, human error or by other means could significantly affect the Company’s ability to conduct its business. Though we have implemented complex network security measures, stringent internal controls and maintain offsite backup of all crucial electronic data, there cannot be absolute assurance that a form of system failure or data security breach will not have a material adverse effect on our financial condition and operations results.

ITEM 1BUNRESOLVED STAFF COMMENTS

None

(13)

ITEM 2PROPERTIES

At September 30, 2013, Panhandle’s principal properties consisted of (1) perpetual ownership of 255,300 net mineral acres, held principally in Arkansas, New Mexico, North Dakota, Oklahoma, Texas and six other states; (2) leases on 18,331 net acres primarily in Oklahoma: and (3) working interests, royalty interests or both in 6,105 producing oil and natural gas wells and 53 wells in the process of being drilled or completed.

Consistent with industry practice, the Company does not have current abstracts or title opinions on all of its mineral acreage and, therefore, cannot be certain that it has unencumbered title to all of these properties. In recent years, a few insignificant challenges have been made against the Company’s fee title to its acreage.

The Company pays ad valorem taxes on minerals owned in eleven states.

ACREAGE

Mineral Interests Owned

The following table of mineral acreage owned reflects, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased) as of September 30, 2013.

State	Net Acres	Gross Acres	Net Acres Producing (1)	Gross Acres Producing (1)	Net Acres Leased to Others (2)	Gross Acres Leased to Others (2)	Net Acres Open (3)	Gross Acres Open (3)
Arkansas	11,992	51,055	7,089	25,989	1,722	5,468	3,181	19,598
Colorado	8,217	39,080	-	-	-	-	8,217	39,080
Florida	3,832	8,212	-	-	-	-	3,832	8,212
Kansas	3,082	11,816	144	1,200	-	-	2,938	10,616
Montana	1,008	17,947	-	-	-	-	1,008	17,947
New Mexico	57,374	174,300	1,381	7,205	160	320	55,833	166,775
North Dakota	11,179	64,286	170	2,036	20	160	10,989	62,090
Oklahoma	113,568	952,072	41,336	332,851	4,152	31,675	68,080	587,546
South Dakota	1,825	9,300	-	-	-	-	1,825	9,300
Texas	43,196	360,349	8,412	74,337	1,225	5,099	33,559	280,913
Other	27	262	-	-	-	-	27	262
Total:	255,300	1,688,679	58,532	443,618	7,279	42,722	189,489	1,202,339

(1) “Producing” represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.
(2) “Leased” represents the mineral acres owned by Panhandle that are leased to third parties but not producing.
(3) “Open” represents mineral acres owned by Panhandle that are not leased or in production.

Leases

The following table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production as of September 30, 2013.

(14)

State	Net Acres	Net Acres Expiring					Net Acres Held by Production
		2014	2015	2016	2017	2018
Arkansas	1,738	118	91	-	27	4	1,498
Kansas	2,117	-	-	-	-	-	2,117
Oklahoma	12,873	233	20	-	-	-	12,620
Other	1,603	-	-	-	-	-	1,603
TOTAL	18,331	351	111	-	27	4	17,838

PROVED RESERVES

The following table summarizes estimates of proved reserves of oil, NGL and natural gas held by Panhandle as of September 30, 2013. All proved reserves are located onshore within the United States and are principally made up of small interests in 6,105 wells, which are predominately located in the Mid-Continent region. Other than this report, the Company’s reserve estimates are not filed with any other federal agency.

	Barrels of Oil	Barrels of NGL	Mcf of Natural Gas	Mcfe
Net Proved Developed Reserves
September 30, 2013	1,037,721	764,321	82,298,833	93,111,085
September 30, 2012	849,548	494,160	65,733,119	73,795,367
September 30, 2011	759,989	386,774	60,193,878	67,074,456

Net Proved Undeveloped Reserves
September 30, 2013	605,582	851,805	49,990,334	58,734,656
September 30, 2012	222,771	294,582	47,780,937	50,885,055
September 30, 2011	83,749	404,874	41,644,106	44,575,844

Net Total Proved Reserves
September 30, 2013	1,643,303	1,616,126	132,289,167	151,845,741
September 30, 2012	1,072,319	788,742	113,514,056	124,680,422
September 30, 2011	843,738	791,648	101,837,984	111,650,300

The 27.2 Bcfe increase in total proved reserves from 2012 to 2013 is a combination of the following factors:

•Negative performance revisions of 5.8 Bcfe, which consists of 8.8 Bcfe of positive proved developed revisions principally due to better than projected well performance attributable to properties in Arkansas and Oklahoma and 14.6 Bcfe of negative proved undeveloped revisions principally attributable to the removal of dry gas reserves which are no longer projected to be developed within 5 years from the date they were added to the proved undeveloped reserves.

•Positive pricing revisions of 3.4 Bcfe due to proved developed wells (3.1 Bcfe) and proved undeveloped locations (.3 Bcfe) reaching their economic limits later than previously projected, thus adding reserves, resulting from higher natural gas prices.

(15)

•Proved developed reserve additions of 8.1 Bcfe principally resulting from:

a)The Company’s participation in ongoing development of conventional oil, NGL and natural gas plays utilizing horizontal drilling, including the Cleveland and Granite Wash plays in western Oklahoma and the Texas Panhandle, as well as the Marmaton and Hogshooter Wash plays in western Oklahoma.

b)The Company’s participation in ongoing development of unconventional natural gas plays utilizing horizontal drilling, including the Arkansas Fayetteville Shale and, to a much lesser extent, the Southeastern Oklahoma Woodford Shale.

c)The Company’s participation in ongoing development of unconventional oil, NGL and natural gas plays utilizing horizontal drilling in the Anadarko Basin Woodford Shale and Ardmore Basin Woodford Shale in western and southern Oklahoma.

•PUD additions of 32.8 Bcfe principally in the Fayetteville Shale play in Arkansas, the Anadarko Basin Woodford Shale and Ardmore Basin Woodford Shale in western and southern Oklahoma and the Cleveland and Granite Wash plays in western Oklahoma and the Texas Panhandle, as well as the Marmaton and Hogshooter Wash plays in western Oklahoma. These additions are the result of reservoir delineation proved by continuing drilling and well performance data in each of the referenced plays.

•Property purchases of 1.7 Bcfe primarily in the Fayetteville Shale play in Arkansas.

•Production of 13.0 Bcfe.

The following details the changes in proved undeveloped reserves for 2013 (Mcfe):

Beginning proved undeveloped reserves	50,885,055
Proved undeveloped reserves transferred to proved developed	(12,124,203)
Revisions	(14,309,809)
Extensions and discoveries	32,806,004
Purchases	1,477,609
Ending proved undeveloped reserves	58,734,656

The beginning PUD reserves were 50.9 Bcfe. A total of 12.1 Bcfe (24% of the beginning balance) were transferred to proved developed producing during 2013. The 14.3 Bcfe of negative revisions to PUD reserves consist of a positive pricing revision of 0.3 Bcfe offset by a 14.6 Bcfe (29% of the beginning balance) negative performance revision in 2013 as the result of removal of dry gas reserves which are no longer projected to be developed within 5 years from the date they were added. A total of 26.7 Bcfe (53% of the beginning balance) of PUD reserves were moved out of the category during 2013 as either the result of being transferred to proved developed or removed because they were no longer projected to be developed within 5 years from the date they were added to the proved undeveloped reserves. Only 21 PUD locations from 2009, representing 1% of total 2013 PUD reserves remain in the PUD category. We anticipate that all the Company’s PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves which are no longer projected to be drilled within 5 years from the date they were added to the proved undeveloped reserves will be removed as revisions at the time that determination is made and in the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions.

(16)

The determination of reserve estimates is a function of testing and evaluating the production and development of oil and natural gas reservoirs in order to establish a production decline curve. The established production decline curves, in conjunction with oil and natural gas prices, development costs, production taxes and operating expenses, are used to estimate oil and natural gas reserve quantities and associated future net cash flows. As information is processed regarding the development of individual reservoirs and as market conditions change, over time estimated reserve quantities and future net cash flows will change as well. Estimated reserve quantities and future net cash flows are affected by changes in product prices. These prices have varied substantially in recent years and are expected to vary substantially from current pricing in the future.

In January 2010, the FASB updated its oil and natural gas estimation and disclosure requirements to align its requirements with the SEC’s modernized oil and natural gas reporting rules, which were effective for annual reports on Form 10−K for fiscal years ending on or after December 31, 2009. The update included the following changes: (1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; (2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; (3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; (4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; (5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and (6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The update was applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and was effective for entities with annual reporting periods ending on or after December 31, 2009. Effective September 30, 2010, the Company adopted the new requirements. See Note 11 to the financial statements in Item 8 – “Financial Statements and Supplementary Data” for disclosures regarding our oil and natural gas reserves.

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

(17)

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

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, calculated the Company’s oil, NGL and natural gas reserves as of September 30, 2013,  2012 and 2011 (see Exhibits 23 and 99).

The Company’s net proved oil, NGL and natural gas reserves (including certain undeveloped reserves described above) are located onshore in the United States. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. The reserve estimates were based on economic and operating conditions existing at September 30, 2013,  2012 and 2011. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

ESTIMATED FUTURE NET CASH FLOWS

Set forth below are estimated future net cash flows with respect to Panhandle’s net proved reserves (based on the estimated units set forth above in Proved Reserves) for the year indicated, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by SEC rules and regulations. As of September 30, 2010, the Company adopted the SEC Rule, Modernization of Oil and Gas Reporting Requirements. In accordance with the SEC rule, the estimated future net cash flows were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30 held flat over the life of the properties and applied to future production of proved reserves less estimated future development and production expenditures for these reserves. The amounts presented are net of operating costs and production taxes levied by the respective states. Prices used for determining future cash flows from oil, NGL and natural gas as of September 30, 2013,  2012 and 2011 were as follows: $89.06/Bbl,  $27.28/Bbl,  $3.33/Mcf;  $89.41/Bbl,  $35.70/Bbl,  $2.51/Mcf; $90.28/Bbl,  $38.91/Bbl,  $3.81/Mcf, respectively. These future net cash flows based on SEC

(18)

pricing rules should not be construed as the fair market value of the Company’s reserves. A market value determination would need to include many additional factors, including anticipated oil, NGL and natural gas price and production cost increases or decreases, which could affect the economic life of the properties.

Estimated Future Net Cash Flows
	9/30/2013	9/30/2012	9/30/2011
Proved Developed	$239,353,059	$165,036,044	$211,851,992
Proved Undeveloped	123,822,641	72,851,862	91,232,949
Income Tax Expense	(131,397,192)	(83,543,516)	(107,111,317)
Total Proved	$231,778,508	$154,344,390	$195,973,624

10% Discounted Present Value of Estimated Future Net Cash Flows
	9/30/2013	9/30/2012	9/30/2011
Proved Developed	$125,186,445	$87,587,058	$106,464,138
Proved Undeveloped	51,276,694	27,151,132	29,977,891
Income Tax Expense	(74,788,243)	(47,323,902)	(58,059,595)
Total Proved	$101,674,896	$67,414,288	$78,382,434

OIL, NGL AND NATURAL GAS PRODUCTION

The following table sets forth the Company’s net production of oil, NGL and natural gas for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
	9/30/2013	9/30/2012	9/30/2011 (1)
Bbls - Oil	234,084	153,143	104,141
Bbls - NGL	111,897	98,714	*
Mcf - Natural Gas	10,886,329	9,072,298	8,297,657
Mcfe	12,962,215	10,583,440	8,922,503

(1)	Natural gas production includes NGL volumes.

AVERAGE SALES PRICES AND PRODUCTION COSTS

The following tables set forth unit price and cost data for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
Average Sales Price	9/30/2013	9/30/2012	9/30/2011 (1)
Per Bbl, Oil	$91.56	$90.13	$88.00
Per Bbl, NGL	$27.67	$33.23	*
Per Mcf, Natural Gas	$3.31	$2.62	$4.13
Per Mcfe	$4.68	$3.86	$4.87

 (1)Proceeds from the sale of NGL have been included in natural gas sales and are therefore included in the price per Mcf of natural gas.

(19)

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

	Year Ended	Year Ended	Year Ended
Average Production (lifting) Costs	9/30/2013	9/30/2012	9/30/2011
(Per Mcfe)
Well Operating Costs (1)	$0.92	$0.86	$0.95
Production Taxes (2)	0.14	0.14	0.16
	$1.06	$1.00	$1.11

(1)Includes actual well operating costs, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.

(2)Includes production taxes only.

Approximately 30% of the Company’s oil, NGL and natural gas revenue is generated from royalty payments received on its mineral acreage. Royalty interests bear no share of the operating costs on those producing wells.

GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

The following table sets forth Panhandle’s gross and net productive oil and natural gas wells as of September 30, 2013. Panhandle owns either working interests, royalty interests or both in these wells. The Company does not operate any wells.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Gross Wells
Oil	242	15.61	1,009	1,251
Natural Gas	1,796	85.11	3,058	4,854
Total	2,038	100.72	4,067	6,105

Panhandle’s average interest in royalty interest only wells is 0.84%. Panhandle’s average interest in working interest wells is 4.94% working interest and 4.80% net revenue interest.

Information on multiple completions is not available from Panhandle’s records, but the number is not believed to be significant. With regard to Gross Royalty Only Wells, some of these wells are in multi-well unitized fields. In such cases, the Company’s ownership in each unitized field is counted as one gross well as the Company does not have access to the actual well count in all of these unitized fields.

As of September 30, 2013, Panhandle owned 443,618 gross developed mineral acres and 58,532 net developed mineral acres. Panhandle has also leased from others 139,717 gross developed acres containing 17,838 net developed acres.

UNDEVELOPED ACREAGE

(20)

As of September 30, 2013, Panhandle owned 1,245,061 gross and 196,768 net undeveloped mineral acres, and leases on 6,923 gross and 493 net undeveloped acres.

DRILLING ACTIVITY

The following net productive development, exploratory and purchased wells and net dry development, exploratory and purchased wells in which the Company had either a working interest, a royalty interest or both were drilled and completed during the fiscal years indicated.

	Net Productive	Net Productive	Net Dry
	Working Interest Wells	Royalty Interest Wells	Working Interest Wells
Development Wells
Fiscal years ended:
September 30, 2013	7.405905	1.532470	0.003906
September 30, 2012	5.376408	1.225832	0.093438
September 30, 2011	2.573391	0.907650	0.062188

Exploratory Wells
Fiscal years ended:
September 30, 2013	-- 0 --	0.079589	0.048446
September 30, 2012	0.298974	0.090654	0.531250
September 30, 2011	0.510643	0.372957	0.007813

Purchased Wells
Fiscal years ended:
September 30, 2013	-- 0 --	0.218122	-- 0 --
September 30, 2012	4.300626	0.231430	-- 0 --
September 30, 2011	-- 0 --	0.235058	-- 0 --

PRESENT ACTIVITIES

The following table sets forth the gross and net oil and natural gas wells drilling or testing as of September 30, 2013, in which Panhandle owns either a working interest, a royalty interest or both. These wells were not producing at September 30, 2013.

	Gross Wells	Net Wells
Oil	26	0.91
Natural Gas	27	1.02

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

(21)

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

In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made, the following discussion outlines certain factors that in the future could cause results for 2014 and beyond to differ materially from those that may be presented in any such forward-looking statement made by or on behalf of the Company.

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

(22)

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

ITEM 3LEGAL PROCEEDINGS

There were no material legal proceedings involving Panhandle on September 30, 2013, or at the date of this report.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(23)

The above graph compares the 5-year cumulative total return provided shareholders on our Class A Common Stock (“Common Stock”) relative to the cumulative total returns of the S&P Smallcap 600 Index and the S&P Oil & Gas Exploration & Production Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on September 30, 2008, and its relative performance is tracked through September 30, 2013.

Since July 22, 2008, the Company’s Common Stock has been listed and traded on the New York Stock Exchange (symbol PHX). The following table sets forth the high and low trade prices of the Common Stock during the periods indicated:

Quarter Ended	High	Low
December 31, 2011	$36.00	$26.18
March 31, 2012	$33.74	$28.05
June 30, 2012	$30.57	$24.16
September 30, 2012	$33.49	$27.85
December 31, 2012	$31.70	$24.70
March 31, 2013	$30.63	$26.83
June 30, 2013	$31.12	$27.00
September 30, 2013	$32.86	$27.27

At November 25,  2013, there were 1,474 holders of record of Panhandle’s Class A Common Stock and approximately 3,700 beneficial owners.

(24)

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

The Company’s credit facility also contains a provision limiting the paying or declaring of a cash dividend during any fiscal year to 20% of net cash flow provided by operating activities from the Statement of Cash Flows of the preceding 12-month period. See Note 4 to the financial statements in Item 8 – “Financial Statements and Supplementary Data” for a further discussion of the credit facility.

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan on March 11, 2010, the Board approved the purchase of the Company’s Common Stock, from time to time, equal to the aggregate number of shares of Common Stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. The Board’s approval included an initial authorization to purchase up to $1.5 million of Common Stock, with a provision for subsequent authorizations without specific action by the Board. As the amount of Common Stock purchased under any authorization reaches $1.5 million, another $1.5 million is automatically authorized for Common Stock purchases unless the Board determines otherwise. Pursuant to these resolutions adopted by the Board, the purchase of additional $1.5 million increments of the Company’s Common Stock became authorized and approved effective March 29, 2011, March 14, 2012, and June 26, 2013. The shares are held in treasury and are accounted for using the cost method. There were no Common Stock purchases in the fourth quarter of fiscal year 2013. At September 30, 2013, and September 30, 2012, 10,907 and 10,660 (respectively) treasury shares were contributed to the Company’s ESOP on behalf of the ESOP participants.

ITEM 6SELECTED FINANCIAL DATA

The following table summarizes financial data of the Company for its last five fiscal years and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements of the Company, including the Notes thereto, included elsewhere in this report.

(25)

	As of and for the year ended September 30,
	2013	2012	2011	2010	2009
Revenues
Oil, NGL and natural gas sales	$60,605,878	$40,818,434	$43,469,130	$44,068,947	$37,421,688
Lease bonuses and rentals	938,846	7,152,991	352,757	1,120,674	188,906
Gains (losses) on derivative contracts	611,024	73,822	734,299	6,343,661	(661,828)
Income from partnerships	733,372	487,070	420,465	405,134	323,848
	62,889,120	48,532,317	44,976,651	51,938,416	37,272,614
Costs and expenses
Lease operating expense	11,861,403	9,141,970	8,441,754	8,193,319	7,696,026
Production taxes	1,834,840	1,449,537	1,456,755	1,446,545	1,201,209
Exploration costs	9,795	979,718	1,025,542	1,583,773	711,582
Depreciation, depletion and amortization	21,945,768	19,061,239	14,712,188	19,222,123	28,168,933
Provision for impairment	530,670	826,508	1,728,162	605,615	2,464,520
Loss (gain) on asset sales, int. & other	(785,401)	39,493	(68,325)	(1,028,148)	(2,677,407)
Gen. and administrative	6,801,996	6,388,856	5,994,663	5,594,499	4,866,044
Bad debt expense (recovery)	-	-	-	-	(185,272)
	42,199,071	37,887,321	33,290,739	35,617,726	42,245,635

Income (loss) before provision
(benefit) for income taxes	20,690,049	10,644,996	11,685,912	16,320,690	(4,973,021)
Provision (benefit) for income taxes	6,730,000	3,274,000	3,192,000	4,901,000	(2,568,000)
Net income (loss)	$13,960,049	$7,370,996	$8,493,912	$11,419,690	$(2,405,021)

Basic and diluted earnings (loss) per share	$1.67	$0.88	$1.01	$1.36	$(0.29)
Dividends declared per share	$0.28	$0.28	$0.28	$0.28	$0.28

Weighted average shares outstanding
Basic and diluted	8,356,904	8,360,931	8,393,890	8,422,387	8,397,337

Net cash provided by (used in):
Operating activities	$37,402,109	$25,371,195	$29,283,929	$27,806,475	$37,710,606
Investing activities	$(26,364,675)	$(38,288,959)	$(27,200,816)	$(9,845,516)	$(36,322,992)
Financing activities	$(10,154,362)	$11,394,864	$(4,173,372)	$(13,003,609)	$(1,643,414)

Total assets	$147,838,430	$135,186,730	$111,424,193	$105,124,839	$108,549,632
Long-term debt	$8,262,256	$14,874,985	$-	$-	$10,384,722
Shareholders' equity	$95,655,486	$83,852,146	$78,802,317	$73,581,996	$64,122,343

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company’s principal line of business is to explore for, develop, produce and sell oil, NGL and natural gas. Results of operations are dependent primarily upon: reserve quantities and associated exploration and development costs in finding new reserves; production quantities and related production costs; and oil, NGL and natural gas sales prices.

Natural gas production was 20% higher in 2013 than in 2012. This production increase is the combined effect of added natural gas production from wells put on production during the first half of 2013 in the Fayetteville Shale and associated natural gas production from ongoing development on the Company’s mineral and leasehold acreage in the following oil and NGL rich plays:

(26)

•Horizontal Granite Wash and Hogshooter in western Oklahoma and the Texas Panhandle

•Horizontal Cleveland in western Oklahoma and the Texas Panhandle

•Horizontal Marmaton in western Oklahoma

•Horizontal Tonkawa in western Oklahoma

•Horizontal Anadarko Basin Woodford Shale in western Oklahoma

•Horizontal Ardmore Basin Woodford Shale in southern Oklahoma

Development in these plays has also resulted in a 53% and a 13% increase in 2013 oil and NGL production, respectively, as compared to 2012.

As of September 30, 2013, the Company owned an average 3.6% net revenue interest in 53 wells that were drilling or testing. As these wells begin producing and other scheduled wells are drilled and completed in the abovementioned plays, the Company anticipates fiscal 2014 oil and NGL production will increase over that of 2013, while 2014 natural gas production is expected to remain relatively flat to 2013.

The increased production of oil, NGL and natural gas in 2013, and higher natural gas and oil prices, partially offset by lower NGL prices, resulted in a 48% increase in revenues from the sale of oil, NGL and natural gas. Based on recent forward strip pricing for 2014, the Company expects 2014 average natural gas prices to be slightly higher (approximately $3.40 per Mcf), oil prices to be lower (approximately $88.00 per Bbl) and NGL prices to remain flat (approximately $28.00 per Bbl) to their corresponding average prices in 2013.

The Company’s proved developed oil, NGL and natural gas reserves increased in 2013, compared to 2012, by 19.3 Bcfe, or 26%. The increase is due primarily to successful drilling activities.

Management currently expects drilling on the Company’s acreage to result in capital expenditures for oil and natural gas activities of approximately $33 million during 2014. The Company will also continue to evaluate opportunities to acquire mineral acreage or producing properties. Acquisitions, if any, will be financed by a combination of available cash and the bank credit facility.

The Company had no off balance sheet arrangements during 2013 or prior years.

The following table reflects certain operating data for the periods presented:

(27)

	For the Year Ended September 30,
		Percent		Percent
	2013	Incr. or (Decr.)	2012	Incr. or (Decr.)	2011
Production:
Oil (Bbls)	234,084	53%	153,143	47%	104,141
NGL (Bbls)	111,897	13%	98,714	-	*
Natural Gas (Mcf)	10,886,329	20%	9,072,298	9%	8,297,657
Mcfe	12,962,215	22%	10,583,440	19%	8,922,503
Average Sales Price:
Oil (per Bbl)	$91.56	2%	$90.13	2%	$88.00
NGL (per Bbl)	$27.67	-17%	$33.23	-	*
Natural Gas (Mcf) (1)	$3.31	26%	$2.62	-37%	$4.13
Mcfe	$4.68	21%	$3.86	-21%	$4.87

 (1)Proceeds from the sale of NGL in 2011 were included in natural gas sales, and were therefore included in the price per Mcf of natural gas.

* The Company reported NGL reserves for the first time in its 2011 year-end reserve report. Increased drilling activity over the last few years in several western Oklahoma plays which produce significant NGL has resulted in meaningful NGL reserves and production for the Company. These reserve and production increases necessitated inclusion of NGL in the 2011 year-end reserve calculation and 2012 production volumes. In quarters prior to 2012, all NGL sales revenues were included with natural gas sales revenues.

RESULTS OF OPERATIONS

Fiscal Year 2013 Compared to Fiscal Year 2012

Overview

The Company recorded net income of $13,960,049, or $1.67 per share, in 2013, compared to net income of $7,370,996, or $0.88 per share, in 2012. Revenues increased in 2013 primarily due to higher oil and natural gas sales volumes and prices, partially offset by decreased lease bonuses received.

Expenses increased due to higher DD&A, LOE and G&A in 2013, partially offset by decreases in the provision for impairment and exploration costs and increases in other miscellaneous income. Significant well additions, through drilling, in 2013 increased production volumes, resulting in higher DD&A and LOE in 2013.

Oil, NGL and Natural Gas Sales

Oil, NGL and natural gas sales increased $19,787,444 or 48% for 2013, as compared to 2012. The increase was due to increased oil volumes of 53%, increased natural gas volumes of 20%, increased natural gas prices of 26% and a 2% increase in oil prices in 2013.

The oil and NGL production increase is primarily the result of horizontal drilling in the Marmaton/Cleveland, Hogshooter and Granite Wash in western Oklahoma, horizontal Cleveland drilling in the Texas Panhandle and horizontal Woodford Shale drilling in the Anadarko and Ardmore Basins in

(28)

southern Oklahoma. To a lesser extent, focused drilling in the Permian Basin in West Texas, the Bakken in North Dakota and the Mississippian in northern Oklahoma contributed to the oil and NGL production increase. The natural gas production increase was primarily driven by horizontal development drilling in the Arkansas Fayetteville Shale and natural gas production associated with the aforementioned oil and NGL drilling activity.

Production by quarter for 2013 and 2012 was as follows (Mcfe):

	2013	2012
First quarter	3,008,365	2,559,524
Second quarter	3,245,411	2,654,485
Third quarter	3,229,800	2,649,351
Fourth quarter	3,478,639	2,720,080
Total	12,962,215	10,583,440

Lease Bonus and Rentals

Lease bonuses and rentals decreased $6,214,145 in 2013. The decrease was mainly due to the Company leasing partial rights on 2,743 net mineral acres in Roger Mills County, Oklahoma, for $4.8 million and leasing 2,431 net acres in the horizontal Mississippian play in northern Oklahoma for $1.7 million in 2012. There were no large leases of the Company’s mineral acreage in 2013.

Gains (Losses) on Derivative Contracts

Realized and unrealized gains and losses are scheduled below:

Gains (Losses) on
Derivative Contracts	2013	2012
Realized	$13,555	$462,033
Unrealized	597,469	(388,211)
Total	$611,024	$73,822

The increase in gains was mainly due to the natural gas collars and natural gas fixed price swaps being more beneficial in 2013, as NYMEX gas futures have fallen below the floor of the collars and the fixed gas prices of the swaps. As of September 30, 2013, the Company’s natural gas fixed price swaps have expiration dates of October, November and December 2013; the natural gas costless collar contracts have expiration dates of December 2013 and April 2014; the oil costless collar contracts have expiration dates of December 2013 and June 2014 and the oil fixed price swaps have an expiration date of December 2013.

Lease Operating Expenses (LOE)

LOE increased $2,719,433 or 30% in 2013. LOE costs per Mcfe of production increased from $.86 in 2012 to $.92 in 2013. The total LOE increase is primarily related to increased field operating costs of $726,095 in 2013 compared to 2012. Field operating costs increased mainly due to the large addition in the number of wells drilled in 2013. Field operating costs were $.40 per Mcfe in 2013 compared to $.42 per Mcfe in 2012, a 5% decrease. This decrease in rate is principally the result of fewer well workovers performed in 2013.

(29)

The increase in LOE related to field operating costs was also coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $1,993,338 in 2013, as compared to 2012. On a per Mcfe basis, these fees were up $.07 due to higher natural gas prices. Handling fees are mainly charged as a percent of natural gas sales, but can also be charged based on natural gas production volumes.

Exploration Costs

Exploration costs were $9,795 in 2013, compared to $979,718 in 2012, a $969,923 decrease. During 2013, leasehold impairment and expired leasehold totaled $70,638, compared to $377,942 during 2012, a $307,304 decrease. The decline was driven by lower provisions for expected lease expirations in 2013, as compared to 2012. Charges on three exploratory dry holes totaled $601,776 during 2012; whereas, in 2013 the Company had no exploratory dry holes and received a net credit adjustment of $60,843 for exploratory dry hole costs incurred in previous years.

Depreciation, Depletion and Amortization (DD&A)

DD&A increased $2,884,529 or 15% in 2013. DD&A per Mcfe was $1.69 in 2013, compared to $1.80 in 2012. DD&A increased $4,284,278 due to oil, NGL and natural gas production volumes increasing 22% in the 2013 period, compared to the 2012 period. An offsetting decrease of $1,399,749 was caused by an $.11 decrease in the DD&A rate. This rate decrease is principally due to positive performance and price revisions increasing ultimate reserves at September 30, 2013, for a significant number of wells.

Provision for Impairment

The provision for impairment decreased $295,838 in 2013, as compared to 2012. During 2013, impairment of $530,670 was recorded on five small fields in Oklahoma and Texas. These fields have one to a few wells and are more susceptible to impairment when a well in the field experiences downward reserve revisions, or when a newly completed well with low reserves is added to one of these fields. During the 2012 period, impairment of $826,508 was recorded on twelve small fields in Oklahoma.

Loss (Gain) on Asset Sales, Interest and Other

Loss (Gain) on Asset Sales, Interest and Other was a net gain of $785,401 in 2013, as compared to a net loss of $39,493 in 2012. The gain in 2013 was mainly the result of a class action lawsuit settlement of approximately $604,000 related to the underpayment of royalty revenues.

General and Administrative Costs (G&A)

G&A increased $413,140 or 6% in 2013. The increase is primarily related to increases in the following expense categories: personnel $442,013 and technical consulting $111,832. These were partially offset by decreases in legal fees, Board fees and other expenses of $140,705 in 2013. The increase in 2013 personnel related expenses was largely the result of restricted stock expense increases of $353,044. The increase in technical consulting in 2013 was principally due to increased engineering analysis to evaluate potential acquisitions. The decrease in legal expenses was a result of lower acquisition activity in 2013. The decrease in Board fees was the result of fewer members in 2013.

Provision (Benefit) for Income Taxes

(30)

The 2013 provision for income taxes of $6,730,000 was based on a pre-tax income of $20,690,049, as compared to a provision for income taxes of $3,274,000 in 2012, based on a pre-tax income of $10,644,996. The effective tax rate for 2013 was 33%,  compared to an effective tax rate for 2012 of 31%. The 2013 effective tax rate increase of 2% was due to pre-tax income increasing 94% from 2012 to 2013, while the excess percentage depletion allowance (which is a permanent tax benefit) increased only 25% over the same period. This resulted in a greater proportion of pre-tax income being subject to income tax and thus increased the effective tax rate. The Company’s utilization of excess percentage depletion decreases the provision for income taxes. The benefit of excess percentage depletion is not directly related to the amount of recorded income or loss. Accordingly, in cases where the recorded income or loss is relatively small, the proportional effect of the excess percentage depletion on the effective tax rate may become significant.

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

The oil production increase was due to continued drilling in western Oklahoma oily plays such as the horizontal Granite Wash, Cleveland, Tonkawa, Marmaton, Anadarko Basin Woodford Shale and other plays in Oklahoma, West Texas, Texas Panhandle and southeastern New Mexico. The natural gas production increase was mainly a result of production attributable to the acquisition in the Fayetteville Shale in Arkansas that the Company completed effective October 25, 2011. As of September 30, 2012, the Company owned an average 3.6% net revenue interest in 62 wells that were drilling or testing.

Production by quarter for 2012 and 2011 was as follows (Mcfe):

	2012	2011
First quarter	2,559,524	2,208,218
Second quarter	2,654,485	2,152,011
Third quarter	2,649,351	2,129,160
Fourth quarter	2,720,080	2,433,114
Total	10,583,440	8,922,503

Lease Bonus and Rentals

(31)

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

The decrease in gains was mainly due to the natural gas basis protection swaps being less beneficial in 2012, as the basis differentials between NYMEX and CEGT and PEPL declined significantly. As of September 30, 2012, the Company’s natural gas basis protection swaps had an expiration date of December 2012; the natural gas costless collar contracts had expiration dates of October 2012 and January 2013; the oil costless collar contracts had an expiration date of December 2012.

Lease Operating Expenses (LOE)

LOE increased $700,216 or 8% in 2012. LOE costs per Mcfe of production decreased from $.95 in 2011 to $.86 in 2012. The total LOE increase was primarily related to increased field operating costs of $487,388 in 2012 compared to 2011. Field operating costs increased mainly due to the large addition of wells through acquisition and drilling in 2012. Field operating costs were $.42 per Mcfe in 2012 compared to $.44 per Mcfe in 2011, a 5% decrease. This decrease in rate was principally the result of fewer well workovers performed in 2012.

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

(32)

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

Provision for Impairment

The provision for impairment decreased $901,654 in 2012, as compared to 2011. During 2012, impairment of $826,508 was recorded on twelve small fields in Oklahoma. These fields have one to a few wells and are more susceptible to impairment when a well in the field experiences downward reserve revisions, or when a newly completed well with low reserves is added to one of these fields. During the 2011 period, impairment of $1,728,162 was recorded on nine small fields in Oklahoma and Texas.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had positive working capital of $7,504,588, as compared to positive working capital of $3,995,103 at September 30, 2012.

Liquidity

Cash and cash equivalents were $2,867,171 as of September 30, 2013, compared to $1,984,099 at September 30, 2012,  an increase of $883,072. Cash flows for the 12 months ended September 30 are summarized as follows:

(33)

Net cash provided (used) by:
	2013	2012	Change

Operating activities	$37,402,109	$25,371,196	$12,030,913
Investing activities	(26,364,675)	(38,288,960)	11,924,285
Financing activities	(10,154,362)	11,394,864	(21,549,226)
Increase (decrease) in cash and cash equivalents	$883,072	$(1,522,900)	$2,405,972

Operating activities:

Net cash provided by operating activities increased $12,030,913 during 2013, as compared to 2012, the result of the following:

•Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) increased $11,844,281.

•Increased receipts from partnership distributions of $316,418 combined with lower income tax payments of $505,466.

•Decreased net realized gains on derivative contracts of $448,478.

•Increased cash expenditures for field related LOE of $435,800.

Investing activities:

Net cash used in investing activities decreased $11,924,285 during 2013, as compared to 2012,  due to:

•A decrease in cash used to acquire properties of $19,360,371 ($18.8 million was used in the first quarter of 2012 to acquire producing properties, leasehold and mineral acreage in Arkansas).

•Lower lease bonus payments received during 2013 of $1,023,368, compared to $7,265,808 during 2012, which decreased cash provided by investing activities by $6,242,440.

•Higher drilling and completion activity during 2013 increased capital expenditures by $1,618,479.

Financing activities:

2013  net cash used in financing activities was $10,154,362,  as compared to net cash provided by financing activities in 2012 of $11,394,864, resulting in a net increase of $21,549,226 of cash used in financing activities. This change is the result of the following:

•The Company financed the first quarter 2012 acquisition of producing properties and leasehold in Arkansas by utilizing its bank credit facility and cash. For fiscal 2012, cash provided by financing activities through net borrowings was $14,874,985. For fiscal 2013, cash used in financing activities

(34)

to reduce outstanding borrowings was $6,612,729. The combined effect is a decrease in cash provided by financing activities of $21,487,714.

Capital Resources

Capital expenditures to drill and complete wells increased $1,618,479 (6%) in 2013, as compared to 2012. Oil and NGL rich plays in western Oklahoma and the Texas Panhandle account for the majority of 2013 drilling activity. Other active areas include the Arkansas Fayetteville Shale (dry natural gas), southern Oklahoma Woodford Shale (oil and NGL rich), Permian Basin of West Texas (oil and NGL rich) and Bakken Shale in North Dakota (oil).

Drilling continues to be active in the following oil and NGL rich plays where the Company owns mineral and leasehold acreage:

•Horizontal Granite Wash and Hogshooter in western Oklahoma and the Texas Panhandle

•Horizontal Cleveland in western Oklahoma and the Texas Panhandle

•Horizontal Marmaton in western Oklahoma

•Horizontal Tonkawa in western Oklahoma

•Horizontal Anadarko Basin Woodford Shale in western Oklahoma

•Horizontal Ardmore Basin Woodford Shale in southern Oklahoma

In addition to the $26,765,785 of capital expenditures for drilling and completion projects in 2013, mineral acreage in the Arkansas Fayetteville Shale and the southeast Oklahoma Woodford Shale was acquired for $783,750. Management continues to evaluate opportunities to acquire additional production or acreage.

Management currently expects to incur approximately $33 million of capital expenditures for drilling and completion projects during 2014. The shift of capital outlays more toward oil and NGL rich plays and less toward plays for dry natural gas is expected to result in increased oil and NGL production volumes in 2014, with expectations that natural gas production will level off. As experienced previously, the timing of new wells coming on line may cause intermittent increases or decreases in oil, NGL and natural gas production from quarter to quarter.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to precisely predict levels of future participation in the drilling and completion of new wells and associated capital expenditures.

Production of oil, NGL and natural gas increased 22% on an Mcfe basis during 2013, as compared to 2012. The production increase was the result of new production coming on line which exceeded the natural production decline of existing wells. We expect 2014 production volumes to exceed that of 2013 as drilling will result in new production coming on line throughout 2014.

Panhandle’s oil sales price has averaged 93% of NYMEX oil price during 2013. Based on this correlation, and NYMEX oil futures prices, we expect the Company’s average oil sales price for 2014 to approximate $88.00 per barrel. For 2013, NGL sales prices averaged 30% of NYMEX oil price; this would correlate to an average NGL sales price for 2014 of approximately $28.00 per barrel, which is also in line with management’s expectations.

For 2013, Panhandle’s natural gas sales price averaged 94% of NYMEX natural gas price. Based on NYMEX natural gas futures prices, management expects the Company’s average natural gas sales price for 2014 to approximate $3.40 per Mcf.

(35)

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See Note 1 to the financial statements included in Item 8  – “Financial Statements and Supplementary Data” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Twelve months ended
9/30/2013

Cash provided by operating activities	$37,402,109
Cash used for:
Capital expenditures - drilling and completion of wells	26,765,785
Quarterly dividends of $.07 per share	2,326,995
Treasury stock purchases	1,214,638
Net principal payments on credit facility	6,612,729
Other investing activities	(401,110)
Net cash used	36,519,037

Net increase (decrease) in cash	$883,072

Outstanding borrowings on the credit facility at September 30, 2013, were $8,262,256.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($26,737,744 at September 30, 2013) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2014, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has a credit facility with Bank of Oklahoma (BOK) consisting of a revolving loan with a limit in the amount of $80,000,000,  which is subject to a semi-annual borrowing base determination. The current borrowing base is $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $40,042,933 at September 30, 2013. The revolving loan matures on November 30, 2017. Borrowings under the revolving loan are due at maturity. The revolving loan bears interest at the BOK prime rate plus a range of 0.375% to 1.125%, or 30 day LIBOR plus a range of 1.875% to 2.625% annually. The election of BOK prime or LIBOR is at the Company’s discretion. The

(36)

interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced.

Determinations of the borrowing base are made semi-annually, whenever BOK believes there has been a material change in the value of the Company’s oil and natural gas properties or upon reasonable request by the Company. The loan agreement contains customary covenants, which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock and require the Company to maintain certain financial ratios. At September 30, 2013, the Company was in compliance with these covenants.

The table below summarizes the Company’s contractual obligations and commitments as of September 30, 2013:

	Payments due by period
Contractual Obligations		Less than			More than
and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$8,262,256	$-	$8,262,256	$-	$-
Building lease	$323,141	$204,089	$119,052	$-	$-

At September 30, 2013, the Company’s derivative contracts were in a net asset position of $425,198. The ultimate settlement amounts of the derivative contracts are unknown because they are subject to continuing market risk. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 1 to the financial statements included in Item 8  – “Financial Statements and Supplementary Data” for additional information regarding the derivative contracts.

As of September 30, 2013, the Company’s asset retirement obligations were $2,393,190. Asset retirement obligations represent the Company’s share of the future expenditures to plug and abandon the wells in which the Company owns a working interest when the  oil, NGL and natural gas reserves are depleted. These amounts were not included in the schedule above due to the uncertainty of timing of the obligations. Please read Note 1 to the financial statements included in Item 8  – “Financial Statements and Supplementary Data” for additional information regarding the Company’s asset retirement obligations.

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

The more significant reporting areas impacted by management’s judgments and estimates are crude oil, NGL and natural gas reserve estimation; derivative contracts; impairment of assets; oil, NGL and natural gas sales revenue accruals; refundable production taxes and provision for income tax. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The oil, NGL and natural gas sales revenue accrual is particularly subject to estimate inaccuracies due to the Company’s status as a non-operator on all of its properties. As such, production and price information obtained from well operators is substantially delayed. This causes the estimation of recent production and prices used in the oil, NGL and natural gas  revenue accrual to be subject to future change.

(37)

Oil, NGL and Natural Gas Reserves

Management considers the estimation of the Company’s crude oil, NGL and natural gas reserves to be the most significant of its judgments and estimates. These estimates affect the unaudited standardized measure disclosures included in Note 11 to the financial statements in Item 8 – “Financial Statements and Supplementary Data,” as well as DD&A and impairment calculations. Changes in crude oil, NGL and natural gas reserve estimates affect the Company’s calculation of DD&A, asset retirement obligations and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil, NGL and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing prices which are updated through the current period. In accordance with the SEC rules,  the reserve estimates were based on average individual product prices during the 12-month period prior to September 30 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Based on the Company’s 2013 DD&A, a 10% change in the DD&A rate per Mcfe would result in a corresponding $2,194,577 annual change in DD&A expense. Crude oil, NGL and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. However, projected future crude oil, NGL and natural gas pricing assumptions are used by management to prepare estimates of crude oil, NGL and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions.

Successful Efforts Method of Accounting

The Company has elected to utilize the successful efforts method of accounting for its oil and natural gas exploration and development activities. This means exploration expenses, including geological and geophysical costs, non-producing lease impairment, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by property using the unit-of-production method (the ratio of oil, NGL and natural gas volumes produced to total proved or proved developed reserves is used to amortize the remaining asset basis on each producing property) as oil, NGL and natural gas is produced. The Company’s exploratory wells are all on-shore and primarily located in the Mid-Continent area. Generally, expenditures on exploratory wells comprise less than 10% of the Company’s total expenditures for  oil and natural gas properties. This accounting method may yield significantly different operating results than the full cost method.

Derivative Contracts

The Company has entered into oil and natural gas costless collar contracts, oil and natural gas fixed swap contracts and natural gas basis protection swaps. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide for payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Basis protection swaps are derivatives that guarantee a price differential to NYMEX for natural gas from a specified delivery point (CEGT and PEPL historically). The Company receives a payment from the counterparty if the price differential is greater than the agreed terms of the contract and pays the

(38)

counterparty if the price differential is less than the agreed terms of the contract. These contracts cover only a portion of the Company’s oil and natural gas production and provide only partial price protection against declines in oil and natural gas prices. These derivative instruments expose the Company to risk of financial loss and may limit the benefit of future increases in prices. All of the Company’s derivative contracts are with Bank of Oklahoma and are secured.

The Company is required to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. At September 30, 2013, the Company had no derivative contracts designated as cash flow hedges, and therefore, changes in the fair value of derivatives are reflected in earnings.

Impairment of Assets

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future sales prices for oil,  NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; economic and regulatory climates and other factors. The Company estimates future net cash flows on its oil and natural gas properties utilizing differentially adjusted forward pricing curves for oil, NGL and natural gas and a discount rate in line with the discount rate we believe is most commonly used by the market participants (10% for all periods presented). The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. A  significant reduction in oil, NGL and natural gas prices (which are reviewed quarterly) or a decline in reserve volumes (which are re-evaluated semi-annually) would likely lead to additional impairment that may be material to the Company. Any assets held for sale are reviewed for impairment when the Company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded.

Non-producing oil and natural gas leases are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates an impairment, a loss is recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease terms and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized is determined by amortizing the portion of these properties’ costs, which the Company believes will not be transferred to proved properties over the remaining lives of the leases. Impairment loss is charged to exploration costs when recognized. As of September 30, 2013, the remaining carrying cost of non-producing oil and natural gas leases was $285,752.

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

(39)

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

Refundable Production Taxes Accrual

The State of Oklahoma allows for refunds of production taxes on wells that are horizontally drilled. In order to qualify as a  horizontally drilled well, the well must have been completed in a manner which encounters and subsequently produces from a geological formation at an angle in excess of seventy degrees from vertical and which laterally penetrates a minimum of one hundred and fifty feet into the pay zone of the formation. An operator has 18 months after a given tax year to file the appropriate forms with the Oklahoma Tax Commission requesting the refund of production taxes. The refund is limited to 48 months from first sales or well payout, whichever comes first. Horizontal drilling in Oklahoma over the past four years has resulted in the addition of numerous wells that qualify for the Oklahoma horizontal exemption, thus increasing the Company’s oil, NGL and natural gas sales subject to the accrual.

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

During the 2010 legislative session, the Oklahoma State Legislature passed House Bill 2432, which provided for the deferral of the payment of certain gross production tax rebates by the Oklahoma Tax Commission for the 12-month production periods ending June 30, 2010, (tax year 2010) and June 30, 2011, (tax year 2011) for horizontally drilled wells. These deferred payments are being paid out over a period of three years beginning July 1, 2012. As a concession to producers for accepting the three-year deferral period, the State of Oklahoma, beginning with July 1, 2012, production, reduced the production

(40)

tax rate rather than pay rebates in future periods. As such, the latest production date in the refundable production tax accrual is June 30, 2011.

The above description of the Company’s critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying generally accepted accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a wide divergence in the opinions held in the industry. Being primarily a natural gas producer, the Company is more significantly impacted by changes in natural gas prices than by changes in oil or NGL prices. Longer term natural gas prices will be determined by the supply of and demand for natural gas as well as the prices of competing fuels, such as crude oil and coal. The market price of oil, NGL and natural gas in 2014 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2014 natural gas derivative contracts (see below), based on the Company’s estimated natural gas volumes for 2014, the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $1,100,000 for operating revenue. Based on the Company’s estimated oil volumes for 2014, the price sensitivity in 2014 for each $1.00 per barrel change in wellhead oil is approximately $300,000 for operating revenue.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts may expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip prices would result in a change to pre-tax operating income of approximately $49,000. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $16,000. For the Company’s natural gas collars, a change of $.10 in the basis differential from NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $107,000. For the Company’s oil collars, a change of $1.00 in the basis differential from NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $44,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facility. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At September 30, 2013, the Company had $8,262,256 outstanding under this facility. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

(41)

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(42)

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

(43)

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Panhandle Oil and Gas Inc.

We have audited Panhandle Oil and Gas Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Panhandle Oil and Gas Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Panhandle Oil and Gas Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Panhandle Oil and Gas Inc. as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated December 11, 2013 expressed an unqualified opinion thereon.

Oklahoma City, Oklahoma

December 11, 2013

(44)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Panhandle Oil and Gas Inc.

We have audited the accompanying balance sheets of Panhandle Oil and Gas Inc. (the Company) as of September 30, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Oil and Gas Inc. at September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Panhandle Oil and Gas Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 11, 2013, expressed an unqualified opinion thereon.

Oklahoma City, Oklahoma
December 11, 2013

(45)

Panhandle Oil and Gas Inc.

Balance Sheets

	September 30,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$2,867,171	$1,984,099
Oil, NGL and natural gas sales receivables	13,720,761	8,349,865
Refundable income taxes	-	325,715
Refundable production taxes	662,051	585,454
Deferred income taxes	-	121,900
Derivative contracts	425,198	-
Other	129,998	255,812
Total current assets	17,805,179	11,622,845

Properties and equipment at cost, based on successful
efforts accounting:
Producing oil and natural gas properties	304,889,145	275,997,569
Non-producing oil and natural gas properties	8,932,905	10,150,561
Furniture and fixtures	737,368	668,004
	314,559,418	286,816,134
Less accumulated depreciation, depletion and
amortization	(186,641,291)	(165,199,079)
Net properties and equipment	127,918,127	121,617,055

Investments	1,574,642	1,034,870

Refundable production taxes	540,482	911,960
Total assets	$147,838,430	$135,186,730

(Continued on next page)

See accompanying notes.

(46)

Panhandle Oil and Gas Inc.

Balance Sheets

	September 30,
	2013	2012
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$8,409,634	$6,447,692
Derivative contracts	-	172,271
Deferred income taxes	127,100	-
Income taxes payable	751,992	-
Accrued liabilities and other	1,011,865	1,007,779
Total current liabilities	10,300,591	7,627,742

Long-term debt	8,262,256	14,874,985

Deferred income taxes	31,226,907	26,708,907

Asset retirement obligations	2,393,190	2,122,950

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 8,431,502 issued at
September 30, 2013 and 2012	140,524	140,524
Capital in excess of par value	2,587,838	2,020,229
Deferred directors' compensation	2,756,526	2,676,160
Retained earnings	96,454,449	84,821,395
	101,939,337	89,658,308

Treasury stock, at cost; 200,248 shares at
September 30, 2013, and 181,310 shares at
September 30, 2012	(6,283,851)	(5,806,162)
Total stockholders' equity	95,655,486	83,852,146

Total liabilities and stockholders' equity	$147,838,430	$135,186,730

See accompanying notes.

(47)

Panhandle Oil and Gas Inc.

Statements of Operations

	Year ended September 30,
	2013	2012	2011
Revenues:
Oil, NGL and natural gas sales	$60,605,878	$40,818,434	$43,469,130
Lease bonuses and rentals	938,846	7,152,991	352,757
Gains (losses) on derivative contracts	611,024	73,822	734,299
Income from partnerships	733,372	487,070	420,465
	62,889,120	48,532,317	44,976,651
Costs and expenses:
Lease operating expenses	11,861,403	9,141,970	8,441,754
Production taxes	1,834,840	1,449,537	1,456,755
Exploration costs	9,795	979,718	1,025,542
Depreciation, depletion and amortization	21,945,768	19,061,239	14,712,188
Provision for impairment	530,670	826,508	1,728,162
Loss (gain) on asset sales, interest and other	(785,401)	39,493	(68,325)
General and administrative	6,801,996	6,388,856	5,994,663
	42,199,071	37,887,321	33,290,739
Income (loss) before provision (benefit)
for income taxes	20,690,049	10,644,996	11,685,912
Provision (benefit) for income taxes	6,730,000	3,274,000	3,192,000

Net income (loss)	$13,960,049	$7,370,996	$8,493,912

Basic and diluted earnings per common share:
Net income (loss)	$1.67	$0.88	$1.01

See accompanying notes.

(48)

Panhandle Oil and Gas Inc.

Statements of Stockholders’ Equity

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2010	8,431,502	$140,524	$1,816,365	$2,222,127	$73,599,733	(120,560)	$(4,196,753)	$73,581,996

Purchase of treasury stock	-	-	-	-	-	(65,481)	(1,851,290)	(1,851,290)
Issuance of treasury shares to ESOP	-	-	(44,340)	-	-	10,710	348,183	303,843
Restricted stock awards	-	-	152,482	-	-	-	-	152,482
Common shares to be issued to
directors for services	-	-	-	443,456	-	-	-	443,456
Dividends declared ($.28 per share)	-	-	-	-	(2,322,082)	-	-	(2,322,082)
Net income	-	-	-	-	8,493,912	-	-	8,493,912

Balances at September 30, 2011	8,431,502	$140,524	$1,924,507	$2,665,583	$79,771,563	(175,331)	$(5,699,860)	$78,802,317

Purchase of treasury stock	-	-	-	-	-	(38,771)	(1,158,957)	(1,158,957)
Issuance of treasury shares to ESOP	-	-	(14,391)	-	-	10,660	341,333	326,942
Restricted stock awards	-	-	330,923	-	-	-	-	330,923
Distribution of deferred directors'
compensation	-	-	(220,810)	(406,770)	-	22,132	711,322	83,742
Common shares to be issued to
directors for services	-	-	-	417,347	-	-	-	417,347
Dividends declared ($.28 per share)	-	-	-	-	(2,321,164)	-	-	(2,321,164)
Net income	-	-	-	-	7,370,996	-	-	7,370,996

Balances at September 30, 2012	8,431,502	$140,524	$2,020,229	$2,676,160	$84,821,395	(181,310)	$(5,806,162)	$83,852,146

Purchase of treasury stock	-	-	-	-	-	(42,206)	(1,214,638)	(1,214,638)
Issuance of treasury shares to ESOP	-	-	(33,812)	-	-	10,907	342,262	308,450
Restricted stock awards	-	-	683,968	-	-	-	-	683,968
Distribution of deferred directors'
compensation	-	-	(82,547)	(297,154)	-	12,361	394,687	14,986
Common shares to be issued to
directors for services	-	-	-	377,520	-	-	-	377,520
Dividends declared ($.28 per share)	-	-	-	-	(2,326,995)	-	-	(2,326,995)
Net income	-	-	-	-	13,960,049	-	-	13,960,049

Balances at September 30, 2013	8,431,502	$140,524	$2,587,838	$2,756,526	$96,454,449	(200,248)	$(6,283,851)	$95,655,486

See accompanying notes.

(49)

Panhandle Oil and Gas Inc.

Statements of Cash Flows

	Year ended September 30,
	2013	2012	2011
Operating Activities

Net income (loss)	$13,960,049	$7,370,996	$8,493,912
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation, depletion and amortization	21,945,768	19,061,239	14,712,188
Impairment	530,670	826,508	1,728,162
Provision for deferred income taxes	4,767,000	1,802,000	1,878,000
Exploration costs	9,795	979,718	1,025,542
Gain from leasing fee mineral acreage	(936,701)	(7,146,299)	(352,642)
Net (gain) loss on sales of assets	(208,750)	(122,504)	2,112
Income from partnerships	(733,372)	(487,070)	(420,465)
Distributions received from partnerships	917,718	601,300	553,382
Common stock contributed to ESOP	308,450	326,942	303,843
Common stock (unissued) to Directors'
Deferred Compensation Plan	377,520	417,347	443,456
Restricted stock awards	683,968	330,923	152,482
Cash provided (used) by changes in assets
and liabilities:
Oil, NGL and natural gas sales receivables	(5,370,896)	461,539	251,598
Fair value of derivative contracts	(597,469)	388,211	1,404,386
Refundable income taxes	325,715	28,531	(354,246)
Refundable production taxes	294,881	85,926	(124,621)
Other current assets	73,508	(108,098)	317,370
Accounts payable	298,191	585,912	72,119
Other non-current assets	-	308	-
Income taxes payable	751,992	-	(922,136)
Accrued liabilities	4,072	(32,233)	119,487
Total adjustments	23,442,060	18,000,200	20,790,017
Net cash provided by operating activities	37,402,109	25,371,196	29,283,929

(Continued on next page)

(50)

Panhandle Oil and Gas Inc.

Statements of Cash Flows (continued)

	Year ended September 30,
	2013	2012	2011
Investing Activities

Capital expenditures, including dry hole costs	$(26,765,785)	$(25,147,306)	$(22,739,908)
Acquisition of working interest properties	-	(17,399,052)	(185,125)
Acquisition of minerals and overrides	(783,750)	(2,745,069)	(4,620,315)
Proceeds from leasing fee mineral acreage	1,023,368	7,265,808	389,807
Investments in partnerships	(724,118)	(481,904)	(46,213)
Proceeds from sales of assets	870,610	134,821	938
Excess tax benefit on stock-based compensation	15,000	83,742	-
Net cash used in investing activities	(26,364,675)	(38,288,960)	(27,200,816)

Financing Activities

Borrowings under debt agreement	11,569,652	43,475,443	-
Payments of loan principal	(18,182,381)	(28,600,458)	-
Purchases of treasury stock	(1,214,638)	(1,158,957)	(1,851,290)
Payments of dividends	(2,326,995)	(2,321,164)	(2,322,082)
Net cash provided by (used in) financing activities	(10,154,362)	11,394,864	(4,173,372)
Increase (decrease) in cash and cash equivalents	883,072	(1,522,900)	(2,090,259)
Cash and cash equivalents at beginning of year	1,984,099	3,506,999	5,597,258
Cash and cash equivalents at end of year	$2,867,171	$1,984,099	$3,506,999

Supplemental Disclosures of Cash Flow
Information

Interest paid (net of capitalized interest)	$157,558	$127,970	$-
Income taxes paid, net of refunds received	$870,295	$1,356,706	$2,584,172

Supplemental schedule of noncash
investing and financing activities:
Additions and revisions, net, to asset
retirement obligations	$161,065	$279,075	$113,506

Gross additions to properties and equipment	$29,261,285	$46,201,308	$27,310,016
Net (increase) decrease in accounts payable for
properties and equipment additions	(1,711,750)	(909,881)	235,332
Capital expenditures, including dry hole costs	$27,549,535	$45,291,427	$27,545,348

See accompanying notes.

(51)

Panhandle Oil and Gas Inc.

Notes to Financial Statements

September 30, 2013,  2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for, and development of, oil and natural gas properties, principally involving drilling wells located on the Company’s mineral acreage. Panhandle’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Arkansas, New Mexico, North Dakota, Oklahoma and Texas. The Company is not the operator of any wells. The Company’s oil, NGL and natural gas production is from interests in 6,105 wells located principally in Oklahoma and Arkansas. Approximately 60% of oil, NGL and natural gas revenues were derived from the sale of natural gas in 2013. Approximately 84% of the Company’s total sales volumes in 2013 were derived from natural gas. Substantially all the Company’s oil, NGL and natural gas production is sold through the operators of the wells. The Company from time to time disposes of certain non-material, non-core or small-interest oil and natural gas properties in the normal course of business.

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

The Company uses the sales method of accounting for natural gas imbalances in those circumstances where it has underproduced or overproduced its ownership percentage in a property. Under this method, a receivable or liability is recorded to the extent that an underproduced or overproduced position in a well cannot be recouped through the production of remaining reserves. At September 30, 2013 and 2012, the Company had no material natural gas imbalances.

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from purchasers of oil, NGL and natural gas or operators of the oil and natural gas properties. Oil, NGL and natural gas sales receivables are generally unsecured. This industry concentration has the potential to impact our overall exposure to credit risk, in that the purchasers of our oil, NGL and natural gas and the operators of the properties we have an interest in may be similarly affected by changes in economic, industry or other conditions. During 2013 and 2012, we did not recognize a reserve for bad debt expense.

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

Non-producing oil and natural gas leases are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates an impairment, a loss is recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease

(52)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

terms and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized is determined by amortizing the portion of these properties’ costs, which the Company believes will not be transferred to proved properties over the remaining lives of the leases. Impairment loss is charged to exploration costs when recognized. As of September 30, 2013, the remaining carrying cost of non-producing oil and natural gas leases was $285,752.

It is common business practice in the petroleum industry for drilling costs to be prepaid before spudding a well. The Company frequently fulfills these prepayment requirements with cash payments, but at times will utilize letters of credit to meet these obligations. As of September 30, 2013, the Company had no outstanding letters of credit.

Leasing of Mineral Rights

When the Company leases its mineral acreage to third-party exploration and production companies, it retains a royalty interest in any future revenues from the production and sale of oil, NGL or natural gas, and often receives an up-front, non-refundable, cash payment (lease bonus) in addition to the retained royalty interest. A royalty interest does not bear any portion of the cost of drilling, completing or operating a well; these costs are borne by the working interest owner. The Company sometimes leases only a portion of its mineral acres in a tract and retains the right to participate as a working interest owner with the remainder.

The Company recognizes revenue from mineral lease bonus payments when it has received an executed lease agreement with the exploration company transferring the rights to explore for and produce any oil or natural gas they may find within the term of the lease, the payment has been collected, and the Company has no obligation to refund the payment. The Company accounts for its lease bonuses in accordance with the guidance set forth in ASC 932, and it recognizes the lease bonus as a cost recovery with any excess above the mineral basis being treated as a gain. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rentals line item on the Company’s Statements of Operations.

Derivatives

The Company has entered into fixed swap contracts, basis protection swaps and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Basis protection swaps are derivatives that guarantee a price differential to NYMEX for natural gas from a specified delivery point (CEGT and PEPL historically). The Company receives a payment from the counterparty if the price differential is greater than the agreed terms of the contract and pays the counterparty if the price differential is less than the agreed terms of the contract. These contracts cover only a portion of the Company’s oil and natural gas production and provide only partial price protection against declines in oil and natural gas prices. These derivative instruments expose the Company to risk of financial loss and may limit the benefit of future increases in prices. All of the Company’s derivative contracts are with Bank of Oklahoma and are

(53)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

secured. The derivative instruments have settled or will settle based on the prices below, which are adjusted for location differentials and tied to certain pipelines.

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

(54)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative contracts in place as of September 30, 2013

(prices below reflect the Company’s net price from the listed pipelines)

	Production volume	Indexed
Contract period	covered per month	pipeline	Fixed price
Natural gas costless collars
February - December 2013	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.25 ceiling
February - December 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.30 ceiling
February - December 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.05 ceiling
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor/$4.55 ceiling

Natural gas fixed price swaps
March - October 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.505
March - October 2013	70,000 Mmbtu	NYMEX Henry Hub	$3.400
April - December 2013	40,000 Mmbtu	NYMEX Henry Hub	$3.655
May - November 2013	100,000 Mmbtu	NYMEX Henry Hub	$4.320

Oil costless collars
March - December 2013	3,000 Bbls	NYMEX WTI	$90.00 floor/$102.00 ceiling
March - December 2013	4,000 Bbls	NYMEX WTI	$90.00 floor/$101.50 ceiling
May - December 2013	2,000 Bbls	NYMEX WTI	$90.00 floor/$97.50 ceiling
January - June 2014	4,000 Bbls	NYMEX WTI	$90.00 floor/$101.50 ceiling

Oil fixed price swaps
September - December 2013	4,000 Bbls	NYMEX WTI	$105.250

The Company has elected not to complete the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $425,198 as of September 30, 2013, and a net liability of $172,271 as of September 30, 2012. Realized and unrealized gains and (losses) are scheduled below:

Gains (losses) on natural gas	Fiscal year ended
derivative contracts	9/30/2013	9/30/2012	9/30/2011
Realized	$13,555	$462,033	$2,138,685
Increase (decrease) in fair value	597,469	(388,211)	(1,404,386)
Total	$611,024	$73,822	$734,299

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at September 30, 2013, and September 30, 2012. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at September 30, 2013, and September 30, 2012.

	9/30/2013		9/30/2012
	Fair Value (a)		Fair Value (a)
	Commodity Contracts		Commodity Contracts
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
Gross amounts recognized	$665,099	$239,901	$51,530	$223,801
Offsetting adjustments	(239,901)	(239,901)	(51,530)	(51,530)
Net presentation on Condensed Balance Sheets	$425,198	$-	$-	$172,271

(a)See Fair Value Measurements section for further disclosures regarding fair value of financial instruments.

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

(56)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement at September 30, 2013
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$182,296	$-	$182,296
Derivative Contracts - Collars	$-	$-	$242,902	$242,902

	Fair Value Measurement at September 30, 2012
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(75,334)	$-	$(75,334)
Derivative Contracts - Collars	$-	$-	$(96,937)	$(96,937)

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

(57)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value September 30, 2013

Oil Collars	Oil price volatility curve	0% - 17.56%	10.27%	$(233,041)
Natural Gas Collars	Natural gas price volatility curve	0% - 19.67%	12.00%	$475,943

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below.

Derivatives
Balance of Level 3 as of October 1, 2012	$(96,937)
Total gains or (losses) - realized and unrealized:
Included in earnings
Realized	242,435
Unrealized	97,404
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	-
Transfers in and out of Level 3	-
Balance of Level 3 as of September 30, 2013	$242,902

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Year Ended September 30,
	2013		2012
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties	$356,855	$530,670	$1,301,951	$826,508	(a)

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

At September 30, 2013, and September 30, 2012, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future

(58)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

Non-producing oil and natural gas properties include non-producing minerals, which had a net book value of $4,702,285 and $5,374,868 at September 30, 2013 and 2012, respectively, consisting of perpetual ownership of mineral interests in several states, with 91% of the acreage in Arkansas, New Mexico, North Dakota, Oklahoma and Texas. As mentioned, these mineral rights are perpetual and have been accumulated over the 87-year life of the Company. There are approximately 196,768 net acres of non-producing minerals in more than 6,818 tracts owned by the Company. An average tract contains approximately 29 acres, and the average cost per acre is $43. Since inception, the Company has continually generated an interest in several thousand oil and natural gas wells using its ownership of the fee mineral acres as an ownership basis. There continues to be significant drilling activity each year on these mineral interests. Non-producing minerals are being amortized straight-line over a 33-year period. These assets are considered a long-term investment by the Company, as they do not expire (as do oil and natural gas leases). Given the above, it was concluded that a long-term amortization was appropriate and that 33 years, based on past history and experience, was an appropriate period. Due to the fact that the minerals consist of a large number of properties, whose costs are not individually significant, and because virtually all are in the Company’s core operating areas, the minerals are being amortized on an aggregate basis.

The Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted cash flow as estimated by the Company’s Independent Consulting Petroleum Engineer. The Company's estimate of fair value of its oil and natural gas properties at September 30, 2013, is based on the best information available as of that date, including estimates of forward oil, NGL and natural gas prices and costs. The Company’s oil and natural gas properties were reviewed for impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $530,670,  $826,508 and $1,728,162, respectively, for 2013,  2012 and 2011. A  significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes would likely lead to additional impairment in future periods that may be material to the Company.

(59)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Interest

During 2013,  2012 and 2011, interest of $121,418,  $129,172 and $0, respectively, was included in the Company’s capital expenditures. Interest of $157,558,  $127,970 and $0, respectively, was charged to expense during those periods. Interest is capitalized using a weighted average interest rate based on the

Company’s outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using unit-of-production method.

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

The following table shows the activity for the years ended September 30, 2013 and 2012, relating to the Company’s asset retirement obligations:

	2013	2012
Asset Retirement Obligations as of beginning of the year	$2,122,950	$1,843,875
Accretion of Discount	122,391	121,112
New Wells Placed on Production	167,609	184,027
Wells Sold or Plugged	(19,760)	(26,064)
Asset Retirement Obligations as of end of the year	$2,393,190	$2,122,950

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

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2013 and 2012, there were no such costs accrued.

Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of common shares outstanding, plus unissued, vested directors’ deferred compensation shares during the period.

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

The threshold for recognizing the financial statement effect of a tax position is when it is more likely than not, based on the technical merits, that the position will be sustained by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Subject to statutory

(61)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

exceptions that allow for a possible extension of the assessment period, the Company is no longer subject to U.S. federal, state, and local income tax examinations for fiscal years prior to 2010.

The Company includes interest assessed by the taxing authorities in interest expense and penalties related to income taxes in general and administrative expense on its Statements of Operations. For fiscal September 30, 2013,  2012 and 2011, the Company recorded interest and penalties of $927,  $0 and $21,000, respectively. The Company does not believe it has any significant uncertain tax positions.

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

2. COMMITMENTS

The Company leases office space in Oklahoma City, Oklahoma, under the terms of an operating lease expiring in April 2015. Future minimum rental payments under the terms of the lease are $204,089 in 2014 and $119,052 in 2015. Total rent expense incurred by the Company was $200,782 in 2013,  $204,011 in 2012 and $204,089 in 2011.

3. INCOME TAXES

The Company’s provision (benefit) for income taxes is detailed as follows:

(62)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

3. INCOME TAXES (CONTINUED)

	2013	2012	2011
Current:
Federal	$1,813,000	$1,452,000	$1,266,000
State	150,000	20,000	48,000
	1,963,000	1,472,000	1,314,000
Deferred:
Federal	4,003,000	1,126,000	1,982,000
State	764,000	676,000	(104,000)
	4,767,000	1,802,000	1,878,000
	$6,730,000	$3,274,000	$3,192,000

The difference between the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to income before provision (benefit) for income taxes is analyzed below for the years ended September 30:

	2013	2012	2011

Provision (benefit) for income taxes at statutory rate	$7,241,517	$3,725,749	$4,090,069
Percentage depletion	(1,059,303)	(846,040)	(733,516)
State income taxes, net of federal provision (benefit)	572,650	464,677	(92,989)
State net operating loss valuation allowance (release)	-	(31,000)	31,000
Other	(24,864)	(39,386)	(102,564)
	$6,730,000	$3,274,000	$3,192,000

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following at September 30:

(63)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

3. INCOME TAXES (CONTINUED)

	2013	2012
Deferred tax liabilities:
Financial basis in excess of tax basis, principally
intangible drilling costs capitalized for financial
purposes and expensed for tax purposes	$33,557,515	$30,320,765
Derivative contracts	165,402	-
	33,722,917	30,320,765
Deferred tax assets:
State net operating loss carry forwards, net of
valuation allowance of $0 in 2013 and 2012	782,785	1,008,271
AMT credit carry forwards	-	1,189,053
Deferred directors' compensation	1,021,717	990,455
Restricted stock expense	426,788	-
Statutory depletion carry forwards	-	415,958
Other	137,620	130,021
	2,368,910	3,733,758
Net deferred tax liabilities	$31,354,007	$26,587,007

At September 30, 2013, the Company had an income tax benefit of $782,785 related to Oklahoma state income tax net operating loss (OK NOL) carry forwards expiring from 2028 to 2031. There is no valuation allowance for the OK NOL’s as management believes they will be utilized before they expire.

4. LONG-TERM DEBT

The Company has a credit facility with Bank of Oklahoma (BOK) consisting of a revolving loan in the amount of $80,000,000,  which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to all proved non-producing and proved undeveloped reserves. The facility has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $40,042,933 at September 30, 2013. The facility matures on November 30, 2017. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from BOK prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties. At September 30, 2013, the effective interest rate was 2.36%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(64)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

4. LONG-TERM DEBT (CONTINUED)

Since the bank charges a customary non-use fee of 0.25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35,000,000. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At September 30, 2013, the Company was in compliance with the covenants of the BOK agreement.

5. SHAREHOLDERS’ EQUITY

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan on March 11, 2010, the Board approved purchase of up to $1.5 million of the Company’s Common Stock, from time to time, equal to the aggregate number of shares of Common Stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. The Board’s approval included an initial authorization to purchase up to $1.5 million of Common Stock, with a provision for subsequent authorizations without specific action by the Board. As the amount of Common Stock purchased under any authorization reaches $1.5 million, another $1.5 million is automatically authorized for Common Stock purchases unless the Board determines otherwise. Pursuant to these resolutions adopted by the Board, the purchase of additional $1.5 million increments of the Company’s Common Stock became authorized and approved effective March 29, 2011, March 14, 2012, and June 26, 2013. As of September 30, 2013,  $4,516,267 had been spent under the current program to purchase 158,784 shares. The shares are held in treasury and are accounted for using the cost method. On September 30 each year, treasury shares contributed to the Company’s ESOP on behalf of the ESOP participants were 10,907 in 2013,  10,660 in 2012 and 10,710 in 2011.

6. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share.

	Year ended September 30,
	2013	2012	2011
Numerator for basic and diluted earnings per share:
Net income (loss)	$13,960,049	$7,370,996	$8,493,912
Denominator for basic and diluted earnings per share -
weighted average shares (including for 2013, 2012
and 2011, unissued, vested directors' shares
of 116,112, 114,596 and 122,728, respectively)	8,356,904	8,360,931	8,393,890

(65)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

7. EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s ESOP was established in 1984 and is a tax qualified, defined contribution plan that serves as the Company’s sole retirement plan for all its employees. Company contributions are made at the discretion of the Board and, to date, all contributions have been made in shares of Company Common Stock. The Company contributions are allocated to all ESOP participants in proportion to their compensation for the plan year, and 100% vesting occurs after three years of service. Any shares that do not vest are treated as forfeitures and are distributed among other vested employees. For contributions of Common Stock, the Company records as expense the fair market value of the stock at the time of contribution. The 259,060  shares of the Company’s Common Stock held by the plan, as of September 30, 2013, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings-per-share computations and receive dividends.

Contributions to the plan consisted of:

Year	Shares	Amount
2013	10,907	$308,450
2012	10,660	$326,942
2011	10,710	$303,843

8. DEFERRED COMPENSATION PLAN FOR DIRECTORS

The Panhandle Oil and Gas Inc. Deferred Compensation Plan for Non-Employee Directors (the “Plan”) provides that each eligible director can individually elect to receive shares of Company Common Stock rather than cash for Board and committee chair retainers, Board meeting fees and Board committee meeting fees. These shares are unissued and vest as earned. The shares are credited to each director’s deferred fee account at the closing market price of the stock on the date earned. As of September 30, 2013,  there were 122,219 shares (121,348 shares at September 30, 2012) included in the Plan. The deferred balance outstanding at September 30, 2013, under the Plan was $2,756,526 ($2,676,160 at September 30, 2012). Expenses totaling $377,520,  $417,347 and $443,456 were charged to the Company’s results of operations for the years ended September 30, 2013,  2012 and 2011, respectively, and are included in general and administrative expense in the accompanying Statement of Operations.

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

In June 2010, the Company began awarding shares of the Company’s Common Stock as restricted stock (non-performance based) to certain officers. The restricted stock vests at the end of the vesting period and contains nonforfeitable rights to receive dividends and voting rights during the vesting period. The fair value of the shares was based on the closing price of the shares on their award date and will be

(66)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

9. RESTRICTED STOCK PLAN (CONTINUED)

recognized as compensation expense ratably over the vesting period. Upon vesting, shares are expected to be issued out of shares held in treasury.

On December 21, 2010, the Company began awarding shares of the Company’s Common Stock, subject to certain share price performance standards (performance based), as restricted stock to certain officers. Vesting of these shares is based on the performance of the market price of the Common Stock over the vesting period. The fair value of the performance shares was estimated on the grant date using a Monte Carlo valuation model that factors in information, including the expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance shares. Compensation expense for the performance shares is a fixed amount determined at the grant date and is recognized over the vesting period regardless of whether performance shares are awarded at the end of the vesting period. Upon vesting, shares are expected to be issued out of shares held in treasury.

Compensation expense for the restricted stock awards is recognized in G&A.

The following table summarizes the Company’s pre-tax compensation expense for the years ended September 30, 2013, 2012 and 2011, related to the Company’s performance based and non-performance based restricted stock.

	Year Ended September 30,
	2013	2012	2011
Performance based, restricted stock	$345,405	$150,480	$42,909
Non-performance based, restricted stock	338,563	180,443	109,573
Total compensation expense	$683,968	$330,923	$152,482

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$282,726	1.41
Non-performance based, restricted stock	227,628	1.48
Total	$510,354

Upon vesting, shares are expected to be issued out of shares held in treasury.

A summary of the status of unvested shares of restricted stock awards and changes is presented below:

(67)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

9. RESTRICTED STOCK PLAN (CONTINUED)

	Performance Based Unvested Restricted Shares	Weighted Average Grant-Date Fair Value	Non-Performance Based Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of
September 30, 2010	-	$-	8,500	$28.30

Granted	8,782	19.54	8,780	28.00
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares as of
September 30, 2011	8,782	$19.54	17,280	$28.15

Granted	17,709	19.47	5,903	31.55
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares as of	26,491	$19.49	23,183	$29.01
September 30, 2012

Granted	20,104	15.18	6,701	29.19
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested shares as of	46,595	$17.63	29,884	$29.05
September 30, 2013

10.  INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES

All oil and natural gas producing activities of the Company are conducted within the United States (principally in Oklahoma and Arkansas) and represent substantially all of the business activities of the Company.

The following table shows sales through various operators/purchasers during 2013,  2012 and 2011.

(68)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

10. INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (CONTINUED)

	2013	2012	2011

Southwestern Energy Company	20%	15%	9%
Chesapeake Operating, Inc.	10%	13%	15%
Devon Energy Corp.	7%	10%	9%
Apache Corporation	6%	4%	2%
Newfield Exploration	5%	7%	14%

11. SUPPLEMENTARY  INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil and natural gas properties and related accumulated depreciation, depletion and amortization as of September 30 is as follows:

	2013	2012

Producing properties	$304,889,145	$275,997,569
Non-producing minerals	8,490,277	9,018,731
Non-producing leasehold	442,628	1,123,812
Exploratory wells in progress	-	8,018
	313,822,050	286,148,130
Accumulated depreciation, depletion and amortization	(186,042,746)	(164,652,199)
Net capitalized costs	$127,779,304	$121,495,931

Costs Incurred

For the years ended September 30, the Company incurred the following costs in oil and natural gas producing activities:

	2013	2012	2011

Property acquisition costs	$1,242,615	$20,404,465	$5,140,862
Exploration costs	-	1,210,417	4,837,451
Development costs	27,938,160	24,578,943	17,310,808
	$29,180,775	$46,193,825	$27,289,121

In 2012, $17.4 million of the property acquisition costs related to the acquisition of certain assets in the Arkansas Fayetteville Shale.

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

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, calculated the Company’s oil, NGL and natural gas reserves as of September 30, 2013,  2012 and 2011 (see Exhibits 23 and 99).

The Company’s net proved oil, NGL and natural gas reserves, all of which are located in the United States, as of September 30, 2013,  2012 and 2011, have been estimated by the Company’s Independent Consulting Petroleum Engineering Firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principals and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of

(70)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED) (CONTINUED)

methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

All of the reserve estimates are reviewed and approved by our Vice President and COO, who reports directly to our President and CEO. Mr. Blanchard, our COO, holds a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma. Before joining the Company, he was sole proprietor of a consulting petroleum engineering firm, spent 10 years as Vice President of the Mid-

Continent business unit of Range Resources Corporation and spent several years as an engineer with Enron Oil and Gas. He is an active member of the Society of Petroleum Engineers (SPE) with over 27 years of oil and gas industry experience, including engineering assignments in several field locations.

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

Net quantities of proved, developed and undeveloped oil, NGL and natural gas reserves are summarized as follows:

(71)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED) (CONTINUED)

	Proved Reserves
	Oil	NGL (1)	Natural Gas
	(Barrels)	(Barrels)	(Mcf)
September 30, 2010	925,009	-	98,170,455

Revisions of previous estimates	(59,360)	791,648	769,676
Divestitures	-	-	3,189,520
Extensions, discoveries and other additions	82,230	-	8,005,990
Production	(104,141)	-	(8,297,657)
September 30, 2011	843,738	791,648	101,837,984

Revisions of previous estimates	8,627	(76,794)	(27,389,752)
Acquisitions	-	-	19,075,529
Extensions, discoveries and other additions	373,097	172,602	29,062,593
Production	(153,143)	(98,714)	(9,072,298)
September 30, 2012	1,072,319	788,742	113,514,056

Revisions of previous estimates	(90,968)	141,081	(2,697,853)
Acquisitions	-	-	1,660,649
Extensions, discoveries and other additions	896,036	798,200	30,698,644
Production	(234,084)	(111,897)	(10,886,329)
September 30, 2013	1,643,303	1,616,126	132,289,167

(1)

2011 was the first year the Company had sufficient volumes of NGL to warrant reserve volumes disclosure. These NGL are associated with the rapid increase in drilling activity in western and southern Oklahoma and the Texas Panhandle, which includes many plays (horizontal Granite Wash, Hogshooter Wash, Cleveland, Marmaton, Anadarko Basin Woodford Shale and Ardmore Basin Woodford Shale) producing significant volumes of NGL.

The prices used to calculate reserves and future cash flows from reserves for oil, NGL and natural gas, respectively, were as follows: September 30, 2013 - $89.06/Bbl,  $27.28/Bbl,  $3.33/Mcf ; September 30, 2012 –$89.41/Bbl,  $35.70/Bbl,  $2.51/Mcf ;  September 30, 2011 - $90.28/Bbl,  $38.91/Bbl,  $3.81/Mcf.

The revisions of previous estimates from 2012 to 2013 were primarily the result of:

•Negative performance revisions of 5,844,070 Mcfe, of which 8,803,480 Mcfe were positive proved developed revisions principally due to better than projected well performance attributable to properties in Arkansas and Oklahoma. The remaining 14,647,551 Mcfe were negative proved undeveloped revisions principally attributable to the removal of dry gas

(72)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED) (CONTINUED)

reserves which are no longer projected to be developed within 5 years from the date they were added to the proved undeveloped reserves.

•Positive pricing revisions of 3,446,900 Mcfe due to proved developed wells (3,109,159 Mcfe) and proved undeveloped locations (337,741 Mcfe) reaching their economic limits later than previously projected, thus adding reserves, due to higher product prices.

Extensions, discoveries and other additions from 2012 to 2013 are principally attributable to:

•The Company’s participation in ongoing development of conventional oil, NGL and natural gas plays utilizing horizontal drilling, including the Cleveland and Granite Wash plays in western Oklahoma and the Texas Panhandle, as well as the Marmaton and Hogshooter Wash plays in western Oklahoma.

•The Company’s participation in ongoing development of unconventional natural gas plays utilizing horizontal drilling, including the Arkansas Fayetteville Shale and, to a much lesser extent, the Southeastern Oklahoma Woodford Shale.

•The Company’s participation in ongoing development of unconventional oil, NGL and natural gas plays utilizing horizontal drilling in the Anadarko Basin Woodford Shale and Ardmore Basin Woodford Shale in western and southern Oklahoma.

•PUD additions principally in the Fayetteville Shale play in Arkansas, the Anadarko Basin Woodford Shale and Ardmore Basin Woodford Shale in western and southern Oklahoma and the Cleveland and Granite Wash plays in western Oklahoma and the Texas Panhandle, as well as the Marmaton and Hogshooter Wash plays in western Oklahoma. These additions are the result of reservoir delineation proved by continuing drilling and well performance data in each of the referenced plays.

	Proved Developed Reserves			Proved Undeveloped Reserves
	Oil	NGL	Natural Gas	Oil	NGL	Natural Gas
	(Barrels)	(Barrels)	(Mcf)	(Barrels)	(Barrels)	(Mcf)

September 30, 2011	759,989	386,774	60,193,878	83,749	404,874	41,644,106
September 30, 2012	849,548	494,160	65,733,119	222,771	294,582	47,780,937
September 30, 2013	1,037,721	764,321	82,298,833	605,582	851,805	49,990,334

The following details the changes in proved undeveloped reserves for 2013 (Mcfe):

(73)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED) (CONTINUED)

Beginning proved undeveloped reserves	50,885,055
Proved undeveloped reserves transferred to proved developed	(12,124,203)
Revisions	(14,309,809)
Extensions and discoveries	32,806,004
Purchases	1,477,609
Ending proved undeveloped reserves	58,734,656

The beginning PUD reserves were 50.9 Bcfe. A total of 12.1 Bcfe (24% of the beginning balance) were transferred to proved developed producing during 2013. The 14.3 Bcfe of negative revisions to PUD reserves consist of a positive pricing revision of 0.3 Bcfe offset by a 14.6 Bcfe (29% of the beginning balance) negative performance revision in 2013 as the result of removal of dry gas reserves which are no longer projected to be developed within 5 years from the date they were added. A total of 26.7 Bcfe (53% of the beginning balance) of PUD reserves were moved out of the category during 2013 as either the result of being transferred to proved developed or removed because they were no longer projected to be developed within 5 years from the date they were added to the proved undeveloped reserves. Only 21 PUD locations from 2009, representing 1% of total 2013 PUD reserves remain in the PUD category. We anticipate that all the Company’s PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves which are no longer projected to be drilled within 5 years from the date they were added to the proved undeveloped reserves will be removed as revisions at the time that determination is made and in the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions.

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

(74)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED) (CONTINUED)

	2013	2012	2011

Future cash inflows	$630,332,900	$408,694,869	$494,523,456
Future production costs	(216,584,982)	(135,516,703)	(146,168,829)
Future development and asset retirement costs	(50,572,218)	(35,290,260)	(45,269,686)
Future income tax expense	(131,397,192)	(83,543,516)	(107,111,317)
Future net cash flows	231,778,508	154,344,390	195,973,624

10% annual discount	(130,103,612)	(86,930,102)	(117,591,190)
Standardized measure of discounted
future net cash flows	$101,674,896	$67,414,288	$78,382,434

Changes in the standardized measure of discounted future net cash flows are as follows:

	2013	2012	2011
Beginning of year	$67,414,288	$78,382,434	$72,500,409
Changes resulting from:
Sales of oil, NGL and natural gas, net of production costs	(46,909,635)	(30,226,927)	(33,570,621)
Net change in sales prices and production costs	47,270,404	(45,178,377)	(2,697,833)
Net change in future development and asset retirement costs	(7,363,224)	4,483,543	4,126,812
Extensions and discoveries	54,101,830	34,216,533	11,938,029
Revisions of quantity estimates	(3,150,420)	(27,419,576)	7,046,873
Acquisitions (divestitures) of reserves-in-place	2,198,612	20,160,327	4,480,858
Accretion of discount	11,473,819	13,644,203	12,523,091
Net change in income taxes	(27,464,341)	10,735,694	(5,329,092)
Change in timing and other, net	4,103,563	8,616,434	7,363,908
Net change	34,260,608	(10,968,146)	5,882,025
End of year	$101,674,896	$67,414,288	$78,382,434

(75)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations.

	Fiscal 2013
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$14,180,435	$12,581,986	$17,730,445	$18,396,254
Income (loss) before provision
for income taxes	$2,825,298	$1,761,487	$7,323,168	$8,780,096
Net income (loss)	$2,148,298	$1,022,487	$5,070,168	$5,719,096
Earnings (loss) per share	$0.26	$0.12	$0.61	$0.68

	Fiscal 2012
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$13,404,333	$10,436,910	$13,649,692	$11,041,382
Income (loss) before provision
for income taxes	$4,261,110	$1,205,966	$4,681,299	$496,621
Net income (loss)	$3,412,110	$675,966	$3,100,299	$182,621
Earnings (loss) per share	$0.41	$0.08	$0.37	$0.02

(76)

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9ACONTROLS AND PROCEDURES

(a)EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

(b)MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including the President/CEO and Vice President/CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2013.

 (c)CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter ended September 30, 2013, or subsequent to the date the assessment was completed.

ITEM 9BOTHER INFORMATION

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

(77)

PART IV

ITEM 15EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
Certificate of Incorporation and By-Laws listed above)
*(10.1)	Agreement indemnifying directors and officers (incorporated by reference to
Form 10-K dated September 30, 1989, and Form 8-K dated June 15, 2007)
*(10.2)	Agreements to provide certain severance payments and benefits to executive officers should a Change-in-Control occur as defined by the agreements (incorporated by reference to Form 8-K dated September 4, 2007)
(23)	Consent of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
(99.1)	Amended and Restated Credit Agreement dated November 25, 2013
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Labels Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement

REPORTS ON FORM 8-K

No Form 8-K’s were filed in the fourth quarter of 2013.

(78)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

By: /s/ Michael C. Coffman
Michael C. Coffman
Chief Executive Officer

Date: December 11, 2013

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Coffman	President, Chief Executive Officer, Director	December 11, 2013
Michael C. Coffman

/s/ Lonnie J. Lowry	Vice President, Chief Financial Officer	December 11, 2013
Lonnie J. Lowry

/s/Robb P. Winfield	Controller, Chief Accounting Officer	December 11, 2013
Robb P. Winfield

/s/ Duke R. Ligon	Director	December 11, 2013
Duke R. Ligon

/s/ Robert O. Lorenz	Lead Independent Director	December 11, 2013
Robert O. Lorenz

/s/ Robert A. Reece	Director	December 11, 2013
Robert A. Reece

/s/ Robert E. Robotti	Director	December 11, 2013
Robert E. Robotti

/s/ Darryl G. Smette	Director	December 11, 2013
Darryl G. Smette

/s/ H. Grant Swartzwelder	Director	December 11, 2013
H. Grant Swartzwelder

(79)