Form 10-K/A
period 2013-09-30
PANHANDLE OIL & GAS INC
filed 2014-01-09
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on December 11, 2013 (“Original Form 10-K”), is to amend the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm to include the signatures of our registered independent registered public accounting firm.  These two reports shown on pages 44 and 45 of the Original Form 10-K were shown without the registered independent public accounting firm’s signatures.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way. Those sections of the Original Form 10-K that are unaffected by this Amendment are not included herein. This Amendment continues to speak as of the date of the Original Form 10-K. Other than the furnishing of these two reports from our Independent Registered Public Accounting Firm with its signatures as described above, this Amendment has no impact on the Company’s previously reported audited financial statements and notes thereto as of September 30, 2013. Furthermore, this Amendment does not reflect events occurring after the filing of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Form 10-K.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)

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

(2)

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

December 11, 2013

(3)

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
December 11, 2013

(4)

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

(5)

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

(6)

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

See accompanying notes.

(7)

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

(8)

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

(9)

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

(10)

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

(11)

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

(12)

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

(13)

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

(14)

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

(15)

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

(16)

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

(17)

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

(18)

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

(19)

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

(20)

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

(29)

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

(30)

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

The revisions of previous estimates from 2012 to 2013 were primarily the result of:

•

Negative performance revisions of 5,844,070 Mcfe, of which 8,803,480 Mcfe were positive proved developed revisions principally due to better than projected well performance attributable to properties in Arkansas and Oklahoma. The remaining 14,647,551 Mcfe were negative proved undeveloped revisions principally attributable to the removal of dry gas

(31)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED) (CONTINUED)

reserves which are no longer projected to be developed within 5 years from the date they were added to the proved undeveloped reserves.

•

Positive pricing revisions of 3,446,900 Mcfe due to proved developed wells (3,109,159 Mcfe) and proved undeveloped locations (337,741 Mcfe) reaching their economic limits later than previously projected, thus adding reserves, due to higher product prices.

Extensions, discoveries and other additions from 2012 to 2013 are principally attributable to:

•

The Company’s participation in ongoing development of conventional oil, NGL and natural gas plays utilizing horizontal drilling, including the Cleveland and Granite Wash plays in western Oklahoma and the Texas Panhandle, as well as the Marmaton and Hogshooter Wash plays in western Oklahoma.

•

The Company’s participation in ongoing development of unconventional natural gas plays utilizing horizontal drilling, including the Arkansas Fayetteville Shale and, to a much lesser extent, the Southeastern Oklahoma Woodford Shale.

•

The Company’s participation in ongoing development of unconventional oil, NGL and natural gas plays utilizing horizontal drilling in the Anadarko Basin Woodford Shale and Ardmore Basin Woodford Shale in western and southern Oklahoma.

•

PUD additions principally in the Fayetteville Shale play in Arkansas, the Anadarko Basin Woodford Shale and Ardmore Basin Woodford Shale in western and southern Oklahoma and the Cleveland and Granite Wash plays in western Oklahoma and the Texas Panhandle, as well as the Marmaton and Hogshooter Wash plays in western Oklahoma. These additions are the result of reservoir delineation proved by continuing drilling and well performance data in each of the referenced plays.

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

(32)

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

(33)

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

(34)

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

(35)

PART IV

ITEM 15EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

The Company has omitted all schedules because the conditions requiring their filing do not exist or because the required information appears in the Company’s Financial Statements, including the notes to those statements.

EXHIBITS

**(3)	Amended Certificate of Incorporation (incorporated by reference to Exhibit attached to Form 10 filed January 27, 1980, and to Forms 8-K dated June 1, 1982, December 3,
1982, to Form 10-QSB dated March 31, 1999, and to Form 10-Q dated March 31, 2007)
By-Laws as amended (incorporated by reference to Form 8-K dated October 31, 1994)
By-Laws as amended (incorporated by reference to Form 8-K dated February 24, 2006)
By-Laws as amended (incorporated by reference to Form 8-K dated October 29, 2008)
By-Laws as amended (incorporated by reference to Form 8-K dated August 2, 2011)
**(4)	Instruments defining the rights of security holders (incorporated by reference to
Certificate of Incorporation and By-Laws listed above)
*(10.1)	Agreement indemnifying directors and officers (incorporated by reference to
Form 10-K dated September 30, 1989, and Form 8-K dated June 15, 2007)
*(10.2)	Agreements to provide certain severance payments and benefits to executive officers should a Change-in-Control occur as defined by the agreements (incorporated by reference to Form 8-K dated September 4, 2007)
**(23)	Consent of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
***(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**(99)	Report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
**(99.1)	Amended and Restated Credit Agreement dated November 25, 2013
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Labels Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement
**	Indicates previously filed exhibits
***	Indicates certificates filed herewith

REPORTS ON FORM 8-K

No Form 8-K’s were filed in the fourth quarter of 2013.

(36)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

By: /s/ Michael C. Coffman
Michael C. Coffman
Chief Executive Officer

Date: January 9, 2014

(37)