Form 10-Q
period 2013-12-31
PANHANDLE OIL & GAS INC
filed 2014-02-06
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	December 31, 2013

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at February 6, 2014:			8,236,672

The following defined terms are used in this report:

“Bbl” means barrel.

“Board” means board of directors.

“BTU” means British Thermal Units.

“Company” refers to Panhandle Oil and Gas Inc.

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

“NYMEX” refers to the New York Mercantile Exchange.

“Panhandle” refers to Panhandle Oil and Gas Inc.

“play” is a term applied to identified areas with potential oil and/or natural gas reserves.

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

“WTI” refers to West Texas Intermediate.

Fiscal year references

All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30.  For example, references to 2014 mean the fiscal year ended September 30, 2014.

References to oil and natural gas properties

References to oil and natural gas properties inherently include natural gas liquids associated with such properties.

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	December 31, 2013	September 30, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$294,961	$2,867,171
Oil, NGL and natural gas sales receivables	14,677,736	13,720,761
Refundable production taxes	708,506	662,051
Derivative contracts	-	425,198
Other	165,811	129,998
Total current assets	15,847,014	17,805,179

Properties and equipment at cost, based on
successful efforts accounting:
Producing oil and natural gas properties	314,483,789	304,889,145
Non-producing oil and natural gas properties	8,873,666	8,932,905
Furniture and fixtures	737,929	737,368
	324,095,384	314,559,418
Less accumulated depreciation, depletion and amortization	(191,820,197)	(186,641,291)
Net properties and equipment	132,275,187	127,918,127

Investments	1,663,320	1,574,642
Refundable production taxes	440,203	540,482
Total assets	$150,225,724	$147,838,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,168,398	$8,409,634
Derivative contracts	466,772	-
Deferred income taxes	84,100	127,100
Income taxes payable	1,840,342	751,992
Accrued liabilities and other	1,203,080	1,011,865
Total current liabilities	10,762,692	10,300,591

Long-term debt	6,000,000	8,262,256
Deferred income taxes	31,595,907	31,226,907
Asset retirement obligations	2,477,441	2,393,190

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 8,431,502 issued at
December 31, 2013, and September 30, 2013	140,524	140,524
Capital in excess of par value	2,456,303	2,587,838
Deferred directors' compensation	2,870,595	2,756,526
Retained earnings	100,052,495	96,454,449
	105,519,917	101,939,337
Less treasury stock, at cost; 194,830 shares at December 31,
2013, and 200,248 shares at September 30, 2013	(6,130,233)	(6,283,851)
Total stockholders' equity	99,389,684	95,655,486
Total liabilities and stockholders' equity	$150,225,724	$147,838,430

 (See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2013	2012
Revenues:	(unaudited)
Oil, NGL and natural gas sales	$18,473,082	$12,758,954
Lease bonuses and rentals	196,229	374,392
Gains (losses) on derivative contracts	(496,901)	892,693
Income from partnerships	224,346	154,396
	18,396,756	14,180,435
Costs and expenses:
Lease operating expenses	3,315,397	3,296,562
Production taxes	571,564	303,553
Exploration costs	38,755	19,767
Depreciation, depletion and amortization	5,308,019	5,639,020
Provision for impairment	202,991	154,965
Loss (gain) on asset sales, interest and other	(77,455)	43,186
General and administrative	1,873,167	1,898,084
	11,232,438	11,355,137
Income before provision for income taxes	7,164,318	2,825,298

Provision for income taxes	2,238,000	677,000

Net income	$4,926,318	$2,148,298

Basic and diluted earnings per common share (Note 3)	$0.59	$0.26

Basic and diluted weighted average shares outstanding:
Common shares	8,231,902	8,250,109
Unissued, directors' deferred compensation shares	123,061	122,285
	8,354,963	8,372,394

Dividends declared per share of
common stock and paid in period	$0.08	$0.07

Dividends declared per share of
common stock and to be paid in quarter ended March 31	$0.08	$0.07

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2013

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2013	8,431,502	$140,524	$2,587,838	$2,756,526	$96,454,449	(200,248)	$(6,283,851)	$95,655,486

Purchase of treasury stock	-	-	-	-	-	(3,722)	(122,044)	(122,044)
Restricted stock awards	-	-	127,976	-	-	-	-	127,976
Net income	-	-	-	-	4,926,318	-	-	4,926,318
Dividends ($.16 per share)	-	-	-	-	(1,328,272)	-	-	(1,328,272)
Distribution of restricted stock
to officers	-	-	(259,511)	-	-	9,140	275,662	16,151
Increase in deferred directors'
compensation charged to expense	-	-	-	114,069	-	-	-	114,069

Balances at December 31, 2013	8,431,502	$140,524	$2,456,303	$2,870,595	$100,052,495	(194,830)	$(6,130,233)	$99,389,684
(unaudited)

Three Months Ended December 31, 2012

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2012	8,431,502	$140,524	$2,020,229	$2,676,160	$84,821,395	(181,310)	$(5,806,162)	$83,852,146

Purchase of treasury stock	-	-	-	-	-	(4,198)	(116,632)	(116,632)
Restricted stock awards	-	-	257,877	-	-	-	-	257,877
Net income	-	-	-	-	2,148,298	-	-	2,148,298
Dividends ($.14 per share)	-	-	-	-	(1,164,429)	-	-	(1,164,429)
Distribution of deferred directors'
compensation	-	-	(82,547)	(297,140)	-	12,361	394,687	15,000
Increase in deferred directors'
compensation charged to expense	-	-	-	114,164	-	-	-	114,164

Balances at December 31, 2012	8,431,502	$140,524	$2,195,559	$2,493,184	$85,805,264	(173,147)	$(5,528,107)	$85,106,424
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2013	2012
Operating Activities	(unaudited)
Net income (loss)	$4,926,318	$2,148,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,308,019	5,639,020
Impairment	202,991	154,965
Provision for deferred income taxes	326,000	338,000
Exploration costs	38,755	19,767
Gain from leasing fee mineral acreage	(196,133)	(373,440)
Income from partnerships	(224,346)	(154,396)
Distributions received from partnerships	279,363	194,147
Directors' deferred compensation expense	114,069	114,164
Restricted stock awards	127,976	257,877
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	(956,975)	115,645
Fair value of derivative contracts	891,970	(936,914)
Refundable production taxes	53,824	212,834
Other current assets	(35,813)	47,528
Accounts payable	414,267	(361,777)
Income taxes receivable	-	319,735
Income taxes payable	1,088,350	-
Accrued liabilities	(472,288)	(577,210)
Total adjustments	6,960,029	5,009,945
Net cash provided by operating activities	11,886,347	7,158,243

Investing Activities
Capital expenditures, including dry hole costs	(9,892,262)	(6,864,399)
Acquisition of working interest properties	(1,550,205)	-
Acquisition of minerals and overrides	(56,250)	(330,000)
Proceeds from leasing fee mineral acreage	216,773	384,790
Investments in partnerships	(143,695)	(243,519)
Net cash used in investing activities	(11,425,639)	(7,053,128)

Financing Activities
Borrowings under debt agreement	2,280,280	4,171,662
Payments of loan principal	(4,542,536)	(4,591,890)
Purchases of treasury stock	(122,044)	(116,632)
Payments of dividends	(664,618)	(580,991)
Excess tax benefit on stock-based compensation	16,000	15,000
Net cash provided by (used in) financing activities	(3,032,918)	(1,102,851)

Increase (decrease) in cash and cash equivalents	(2,572,210)	(997,736)
Cash and cash equivalents at beginning of period	2,867,171	1,984,099
Cash and cash equivalents at end of period	$294,961	$986,363

Supplemental Schedule of Noncash Investing and Financing Activities:
Dividends declared and unpaid	$663,654	$583,438
Additions to asset retirement obligations	$53,653	$42,156

Gross additions to properties and equipment	$9,843,214	$5,218,194
Net (increase) decrease in accounts payable for
properties and equipment additions	1,655,503	1,976,205
Capital expenditures and acquisitions, including dry hole costs	$11,498,717	$7,194,399

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

NOTE 2: Income Taxes

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from estimated excess federal and Oklahoma percentage depletion, which are permanent tax benefits.

Both excess  federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion benefits, when a provision for income taxes is recorded, decrease the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarter ended December 31, 2013, was 31% as compared to 24% for the quarter ended December 31, 2012.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $80,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to all proved non-producing and proved undeveloped reserves. The facility currently has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $38,864,588 at December 31, 2013. The facility matures on November 30, 2017. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from BOK prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties. At December 31, 2013, the effective interest rate was 2.04%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Since the bank charges a customary non-use fee of 0.25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35,000,000. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require

(5)

the Company to maintain certain financial ratios. At December 31, 2013, the Company was in compliance with the covenants of the BOK agreement.

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

On December 21, 2013, the Company awarded 6,093 non-performance based shares and 18,279 performance based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of three years and contains nonforfeitable rights to receive dividends and voting rights during the vesting period. The non-performance and performance based shares had a fair value on their award date of $199,788 and $294,889, respectively, and will be recognized as compensation expense ratably over the vesting period. The fair value of the performance based shares on their award date is calculated by simulating the Company’s stock price and stock price return utilizing a Monte Carlo model covering the period from the grant date through the end of the performance period (December 21, 2013, through December 21, 2016).

The following table summarizes the Company’s pre-tax compensation expense for the three months ended December 31, 2013 and 2012, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended
	December 31,
	2013	2012
Performance based, restricted stock	$72,695	$99,939
Non-performance based, restricted stock	55,281	157,938
Total compensation expense	$127,976	$257,877

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of December 31, 2013
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$504,920	1.98
Non-performance based, restricted stock	372,135	1.95
Total	$877,055

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the three months ended December 31, 2013 and 2012, the assessment resulted in impairment provisions of $202,991 and $154,965, respectively. A reduction in oil, NGL or natural gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

As of December 31, 2013 and 2012, non-producing oil and natural gas properties include costs of $83,174 and $0, respectively, on exploratory wells which were drilling and/or testing.

NOTE 10: Exploration Costs

In the quarter ended December 31, 2013,  lease expirations and leasehold impairments of $24,148 were charged to exploration costs. Leasehold impairments are recorded for individually insignificant non-producing leases which the Company believes will not be transferred to proved properties over the remaining lives of the leases. In the quarter ended December 31, 2013, the Company also had an additional $14,607 related to geological and geophysical costs. In the quarter ended December 31, 2012,  lease expirations and impairments of $13,222 were charged to exploration costs as well as additional costs of $6,545 related to exploratory dry holes.

NOTE 11: Derivatives

The Company has entered into fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. All of the Company’s derivative contracts are with Bank of Oklahoma and are secured. The derivative instruments have settled or will settle based on the prices below.

(7)

Derivative contracts in place as of December 31, 2013

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor/$4.55 ceiling
January - June 2014	40,000 Mmbtu	NYMEX Henry Hub	$3.25 floor/$3.90 ceiling
January - June 2014	50,000 Mmbtu	NYMEX Henry Hub	$3.50 floor/$4.30 ceiling
January - June 2014	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.35 ceiling
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.50 ceiling

Natural gas fixed price swaps
January - June 2014	80,000 Mmbtu	NYMEX Henry Hub	$4.085
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$4.110
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.200
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.180
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.210

Oil costless collars
January - June 2014	4,000 Bbls	NYMEX WTI	$90.00 floor/$101.50 ceiling
January - December 2014	4,000 Bbls	NYMEX WTI	$85.00 floor/$100.00 ceiling
January - June 2014	3,667 Bbls	NYMEX WTI	$85.00 floor/$99.00 ceiling

Oil fixed price swaps
January - December 2014	3,000 Bbls	NYMEX WTI	$94.50

Derivative contracts in place as of September 30, 2013

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
February - December 2013	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.25 ceiling
February - December 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.30 ceiling
February - December 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.75 floor/$4.05 ceiling
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor/$4.55 ceiling

Natural gas fixed price swaps
March - October 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.505
March - October 2013	70,000 Mmbtu	NYMEX Henry Hub	$3.400
April - December 2013	40,000 Mmbtu	NYMEX Henry Hub	$3.655
May - November 2013	100,000 Mmbtu	NYMEX Henry Hub	$4.320

Oil costless collars
March - December 2013	3,000 Bbls	NYMEX WTI	$90.00 floor/$102.00 ceiling
March - December 2013	4,000 Bbls	NYMEX WTI	$90.00 floor/$101.50 ceiling
May - December 2013	2,000 Bbls	NYMEX WTI	$90.00 floor/$97.50 ceiling
January - June 2014	4,000 Bbls	NYMEX WTI	$90.00 floor/$101.50 ceiling

Oil fixed price swaps
September - December 2013	4,000 Bbls	NYMEX WTI	$105.25

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $466,772 as of December 31, 2013, and a net asset of $425,198 as of September 30, 2013.

(8)

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at December 31, 2013, and September 30, 2013. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at December 31, 2013, and September 30, 2013.

	12/31/2013		9/30/2013
	Fair Value (a)		Fair Value (a)
	Commodity Contracts		Commodity Contracts
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
Gross amounts recognized	$116,629	$(583,401)	$665,099	$239,901
Offsetting adjustments	(116,629)	116,629	(239,901)	(239,901)
Net presentation on Condensed Balance Sheets	$-	$(466,772)	$425,198	$-

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.

	Fair Value Measurement at December 31, 2013
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(88,536)	$-	$(88,536)
Derivative Contracts - Collars	$-	$-	$(378,236)	$(378,236)

Level 2 – Market Approach - The fair values of the Company’s natural gas swaps are based on a third-party pricing model which utilizes inputs that are either readily available in the public market, such as natural gas curves, or can be corroborated from active markets. These values are based upon future prices, time to

(9)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value December 30, 2013

Oil Collars	Oil price volatility curve	0% - 17.35%	9.26%	$(177,849)
Natural Gas Collars	Natural gas price volatility curve	0% - 24.20%	14.41%	$(200,387)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2013	$242,902
Total gains or (losses)
Included in earnings	(621,138)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	-
Transfers in and out of Level 3	-
Balance of Level 3 as of December 31, 2013	$(378,236)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended December 31,
	2013		2012
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties	$236,199	$202,991	$332,220	$154,965	(a)

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

At December 31, 2013, and September 30, 2013, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt

(10)

agreements.

NOTE 13: Recently Adopted Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements for fiscal 2014 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil, NGL and natural gas reserves and other information currently available to management. The Company cautions that the Forward-Looking Statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil, NGL and natural gas reserves. Investors should also read the other information in this Form 10-Q and the Company’s 2013 Annual Report on Form 10-K where risk factors are presented and further discussed. For all the above reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $5,084,322 at December 31, 2013,  compared to $7,504,588 at September 30, 2013.

Liquidity:

Cash and cash equivalents were $294,961 as of December 31, 2013, compared to $2,867,171 at September 30, 2013,  a decrease of $2,572,210. Cash flows for the three months ended December 31 are summarized as follows:

Net cash provided (used) by:
	2013	2012	Change

Operating activities	$11,886,347	$7,158,243	$4,728,104
Investing activities	(11,425,639)	(7,053,128)	(4,372,511)
Financing activities	(3,032,918)	(1,102,851)	(1,930,067)
Increase (decrease) in cash and cash equivalents	$(2,572,210)	$(997,736)	$(1,574,474)

Operating activities:

Net cash provided by operating activities increased $4,728,104 during the 2014 period, as compared to the 2013 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $5,269,114.

•	Increased income tax payments of $803,412.

•	Increased net receipts on derivative contracts of $439,290.

•	Increased payments for G&A expenses of $290,040.

•	Decreased LOE payments of $103,316.

Investing activities:

Net cash used in investing activities increased $4,372,511 during the 2014 period, as compared to the 2013 period, due to:

(11)

•	Higher drilling and completion activity during 2014 increased capital expenditures by $3,027,863.

•	An increase in cash used to acquire properties of $1,276,455.

Financing activities:

Net cash used in financing activities increased $1,930,067 during the 2014 period, as compared to the 2013 period, the result of the following:

•	During the quarters ended December 31, 2013 and 2012, net borrowings decreased $2,262,256 and $420,228, respectively.

Capital Resources:

Capital expenditures to drill and complete wells increased $3,027,863 (44%) from the 2013 to the 2014 period. Oil and NGL rich plays in western and southern Oklahoma and the Texas Panhandle continue to account for the majority of drilling activity. Other active areas include the Arkansas Fayetteville Shale (dry natural gas), Permian Basin of West Texas (oil and NGL rich) and Bakken Shale in North Dakota (oil).

The oil and NGL rich plays in western and southern Oklahoma and the Texas Panhandle where the Company owns mineral and leasehold acreage are as follows:

•	Horizontal Granite Wash and Hogshooter in western Oklahoma and the Texas Panhandle
•	Horizontal Cleveland in the Texas Panhandle
•	Horizontal Marmaton/Cleveland in western Oklahoma
•	Horizontal Tonkawa in western Oklahoma
•	Horizontal Anadarko Basin Woodford Shale in western Oklahoma
•	Horizontal Ardmore Basin Woodford Shale in southern Oklahoma

In addition to the $9,892,262 of capital expenditures for drilling and completion projects in 2014,  interests in 34 producing wells and associated leasehold (average working interest of 3.4%) in the Arkansas Fayetteville Shale were acquired for $1,550,205. Management continues to evaluate opportunities to acquire additional production or acreage.

Although capital expenditures increased during the first quarter of 2014, as compared to the first quarter of 2013, management currently projects capital expenditures for drilling and completion projects during 2014 will be approximately equal to 2013 capital expenditures. Since the Company is not the operator of any of its oil and natural gas properties, it is difficult for us to predict levels of future well proposals, the Company’s participation in the drilling and completion of new wells and associated capital expenditures.

The shift, over recent years, of capital outlays more toward oil and NGL rich plays and less toward plays for dry natural gas is expected to result in increased oil and NGL production volumes in 2014, with modest natural gas production growth. As experienced previously, the timing of new wells coming on line may cause intermittent increases or decreases in oil, NGL and natural gas production from quarter to quarter.

Production of oil, NGL and natural gas increased 17% on an Mcfe basis from the 2013 to the 2014 period.  The production increase was the result of new production coming on line which exceeded the natural production decline of existing wells. As drilling and completion of wells continues throughout 2014, new production coming on line is expected to result in an increase in production volumes from 2013 to 2014.

Panhandle’s oil sales price averaged 96% of NYMEX oil price during the 2014 period. Based on this correlation, and NYMEX oil futures prices, we expect the Company’s average oil sales price for 2014 to approximate $91.00 per barrel. For the 2014 period, NGL sales prices averaged 29% of NYMEX oil price; this would correlate to an average NGL sales price for 2014 of approximately $28.50 per barrel, which is also in line with management’s expectations.

For the 2014 period, Panhandle’s natural gas sales price averaged 93% of NYMEX natural gas price. Based on NYMEX natural gas futures prices, management expects the Company’s average natural gas sales price for 2014 to approximate $3.75 per Mcf.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE  11  – “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

(12)

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Three months ended
12/31/2013

Cash provided by operating activities	$11,886,347
Cash used for:
Capital expenditures - drilling and completion of wells	9,892,262
Quarterly dividends of $.08 per share	664,618
Treasury stock purchases	122,044
Net principal payments on credit facility	2,262,256
Other investing and financing activities	1,517,377
Net cash used	14,458,557

Net increase (decrease) in cash	$(2,572,210)

Outstanding borrowings on the credit facility at December 31, 2013, were $6,000,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($29,000,000 at December 31, 2013) under its revolving credit facility and is in compliance with its debt covenants (current ratio and debt to EBITDA). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2014, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013 – COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

Overview:

The Company recorded first quarter 2014 net income of $4,926,318, or $0.59 per share, as compared to $2,148,298, or $0.26 per share, in the 2013 quarter. The increase in net income was principally the result of increased oil, NGL and natural gas sales; decreased DD&A expenses; partially offset by losses on derivative contracts; and increased production taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $5,714,128 or 45% for the 2014 quarter. Oil, NGL and natural gas sales were up due to increases in oil, NGL and natural gas sales volumes of 79%,  21% and 9%, respectively, and increases in oil, NGL and natural gas prices of 12%,  3% and 10%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2014 and 2013:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
12/31/2013	83,413	$93.66	2,785,952	$3.41	37,140	$31.35	3,509,270	$5.26
12/31/2012	46,656	$83.86	2,544,385	$3.11	30,674	$30.31	3,008,365	$4.24

Oil and NGL production increases resulted from continued drilling in the western Oklahoma and Texas Panhandle

(13)

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

The 79% increase in oil production the Company achieved in the first quarter of 2014, as compared to the first quarter of 2013, was largely attributable to an unusually high level of oil drilling in the second half of 2013. The pace of oil drilling thus far in 2014 has moderated from that level, which when combined with the natural decline of the new oil properties is anticipated to result in a leveling off of oil production for the second quarter of 2014. We are anticipating that natural gas production will resume quarter to quarter growth in the coming quarters as new volumes associated with both dry gas drilling and our oil and NGL rich drilling are anticipated to exceed the natural decline of production from our existing properties. A small Fayetteville acquisition closed by the Company in the first quarter of 2014 will also contribute to the Company’s natural gas production.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
12/31/2013	83,413	2,785,952	37,140	3,509,270
9/30/2013	79,387	2,820,079	30,373	3,478,639
6/30/2013	55,474	2,742,996	25,660	3,229,800
3/31/2013	52,567	2,778,869	25,190	3,245,411
12/31/2012	46,656	2,544,385	30,674	3,008,365

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $466,772 as of December 31, 2013, and a net asset of $764,643 as of December 31, 2012.  We had a net loss on derivative contracts of $(496,901) in the 2014 quarter as compared to a net gain of $892,693 recorded in the 2013 quarter. The change is principally due to the oil and natural gas collars decreasing in value as projected oil and natural gas prices are above the ceiling prices of the collars at December 31, 2013.

Lease Operating Expenses (LOE):

LOE increased $18,835 or 1% in the 2014 quarter. LOE per Mcfe decreased in the 2014 quarter to $0.94 compared to $1.10 in the 2013 quarter. LOE related to field operating costs increased $6,086 in the 2014 quarter compared to the 2013 quarter, a .4% increase. Field operating costs were $.43 per Mcfe in the 2014 quarter as compared to $.50 per Mcfe in the 2013 quarter. The decrease in rate was the result of lower ad valorem and workovers charges in the 2014 quarter.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $12,749 in the 2014 quarter compared to the 2013 quarter. On a per Mcfe basis, these fees decreased $.09 due to significantly higher oil sales volumes, which are not charged handling fees. Handling fees are charged either as a percent of natural gas sales or based on natural gas production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $331,001 or 6% in the 2014 quarter. DD&A in the 2014 quarter was $1.51 per Mcfe as compared to $1.87 per Mcfe in the 2013 quarter. DD&A decreased $1,269,921 as a result of this $.36 decrease in the DD&A rate. An offsetting increase of $938,920 was the result of production increasing 17% in the 2014 quarter compared to the 2013 quarter. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations at December 31, 2013 (compared to December 31, 2012) increasing projected remaining reserves on a significant number of wells.

Production Taxes:

Production taxes increased $268,011 or 88% in the 2014 quarter as compared to the 2013 quarter. Production taxes as a percentage of oil, NGL and natural gas sales increased from 2.4% in the 2013 quarter to 3.1% in the 2014 quarter. The increase in amount is primarily the result of increased oil, NGL and natural gas sales of $5,714,128 during the 2014 quarter.  The increase in rate is due mainly to the Company receiving more ultra-deep well refunds and rate reducing corrections of approximately $85,000 in the 2013 quarter. We do not accrue for ultra-deep well production tax exemptions (allowed by the state of Oklahoma) because we do not have sufficient information to calculate a reasonable estimate. The low overall production tax rate is due to a large proportion of the Company’s natural gas revenues coming from horizontally drilled wells,

(14)

which are eligible for reduced Oklahoma and Arkansas production tax rates.

General and Administrative Costs (G&A):

G&A costs decreased $24,917 or 1% in the 2014 quarter. This decrease is primarily related to decreases in personnel expenses of $149,597 offset by increased legal expenses of $113,808. Decreases in personnel expenses are mainly due to restricted stock expense adjustments that were made in the 2013 quarter which increased expenses. The increase in legal expense is a result of additional fees for various legal services.

Income Taxes:

Provision for income taxes increased in the 2014 quarter by $1,561,000, the result of a $4,339,020 increase in income before income taxes in the 2014 quarter compared to the 2013 quarter. The effective tax rate for the 2014 and 2013 quarters was 31% and 24%, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both quarters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held by some in the industry. Being primarily a natural gas producer, the Company is more significantly impacted by changes in natural gas prices than by changes in oil or NGL prices. Longer term natural gas prices will be determined by the supply of and demand for natural gas as well as the prices of competing fuels, such as crude oil and coal. The market price of oil, NGL and natural gas in 2014 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2014 derivative contracts, based on the Company’s estimated natural gas volumes for 2014, the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $1,100,000 for operating revenue. Based on the Company’s estimated oil volumes for 2014, the price sensitivity in 2014 for each $1.00 per barrel change in wellhead oil price is approximately $300,000 for operating revenue.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with one counterparty and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and may limit the benefit of future increases in prices. As of December 31, 2013, the Company has oil and natural gas fixed price swaps and oil and natural gas collars in place. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $40,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip prices would result in a change to pre-tax operating income of approximately $221,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $153,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $49,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At December 31, 2013, the Company had $6,000,000 outstanding under these facilities. At this point, the Company does not  believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
12/1 - 12/31/13	3,722	$32.79	3,722	$1,361,689

Total	3,722	$32.79	3,722

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

ITEM 6  EXHIBITS

(a)	EXHIBITS	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

(b)	Form 8-K	Dated (12/11/13), item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

(16)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

February 6, 2014	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

February 6, 2014	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

February 6, 2014	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer