Form 10-Q
period 2014-03-31
PANHANDLE OIL & GAS INC
filed 2014-05-08
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	March 31, 2014

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at May 8, 2014:			8,236,672

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

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	September 30, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,816,400	$2,867,171
Oil, NGL and natural gas sales receivables	17,105,718	13,720,761
Refundable production taxes	666,180	662,051
Derivative contracts, net	-	425,198
Other	185,725	129,998
Total current assets	19,774,023	17,805,179

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	317,646,446	304,889,145
Non-producing oil and natural gas properties	9,151,030	8,932,905
Furniture and fixtures	743,493	737,368
	327,540,969	314,559,418
Less accumulated depreciation, depletion and amortization	(193,194,710)	(186,641,291)
Net properties and equipment	134,346,259	127,918,127

Investments	1,664,914	1,574,642
Refundable production taxes	272,305	540,482
Total assets	$156,057,501	$147,838,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,532,367	$8,409,634
Derivative contracts, net	1,292,329	-
Deferred income taxes	43,100	127,100
Income taxes payable	865,882	751,992
Accrued liabilities and other	768,795	1,011,865
Total current liabilities	9,502,473	10,300,591

Long-term debt	6,000,000	8,262,256
Deferred income taxes	32,763,907	31,226,907
Asset retirement obligations	2,539,172	2,393,190

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 8,431,502 issued at
March 31, 2014, and September 30, 2013	140,524	140,524
Capital in excess of par value	2,590,501	2,587,838
Deferred directors' compensation	2,946,032	2,756,526
Retained earnings	105,705,125	96,454,449
	111,382,182	101,939,337
Less treasury stock, at cost; 194,830 shares at March 31,
2014, and 200,248 shares at September 30, 2013	(6,130,233)	(6,283,851)
Total stockholders' equity	105,251,949	95,655,486
Total liabilities and stockholders' equity	$156,057,501	$147,838,430

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$21,108,301	$14,100,844	$39,581,383	$26,859,798
Lease bonuses and rentals	19,717	140,941	215,946	515,333
Gains (losses) on derivative contracts	(1,587,029)	(1,811,359)	(2,083,930)	(918,666)
Income from partnerships	211,056	151,560	435,402	305,956
	19,752,045	12,581,986	38,148,801	26,762,421
Costs and expenses:
Lease operating expenses	3,653,000	2,638,342	6,968,397	5,934,904
Production taxes	706,033	412,886	1,277,597	716,439
Exploration costs	24,429	15,412	63,184	35,179
Depreciation, depletion and amortization	4,939,834	6,258,623	10,247,853	11,897,643
Provision for impairment	227,152	63,476	430,143	218,441
Loss (gain) on asset sales, interest and other	104,644	(211,896)	27,189	(168,710)
General and administrative	1,651,380	1,643,656	3,524,547	3,541,740
	11,306,472	10,820,499	22,538,910	22,175,636
Income before provision for income taxes	8,445,573	1,761,487	15,609,891	4,586,785

Provision for income taxes	2,791,000	739,000	5,029,000	1,416,000

Net income	$5,654,573	$1,022,487	$10,580,891	$3,170,785

Basic and diluted earnings per common share (Note 3)	$0.68	$0.12	$1.27	$0.38

Basic and diluted weighted average shares outstanding:
Common shares	8,236,672	8,254,226	8,234,261	8,252,145
Unissued, directors' deferred compensation shares	126,051	113,258	125,712	113,045
	8,362,723	8,367,484	8,359,973	8,365,190

Dividends declared per share of
common stock and paid in period	$0.08	$0.07	$0.16	$0.14

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2014

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2013	8,431,502	$140,524	$2,587,838	$2,756,526	$96,454,449	(200,248)	$(6,283,851)	$95,655,486

Purchase of treasury stock	-	-	-	-	-	(3,722)	(122,044)	(122,044)
Restricted stock awards	-	-	262,174	-	-	-	-	262,174
Net income	-	-	-	-	10,580,891	-	-	10,580,891
Dividends ($.16 per share)	-	-	-	-	(1,330,215)	-	-	(1,330,215)
Distribution of restricted stock
to officers	-	-	(259,511)	-	-	9,140	275,662	16,151
Increase in deferred directors'
compensation charged to expense	-	-	-	189,506	-	-	-	189,506

Balances at March 31, 2014	8,431,502	$140,524	$2,590,501	$2,946,032	$105,705,125	(194,830)	$(6,130,233)	$105,251,949
(unaudited)

Six Months Ended March 31, 2013

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2012	8,431,502	$140,524	$2,020,229	$2,676,160	$84,821,395	(181,310)	$(5,806,162)	$83,852,146

Purchase of treasury stock	-	-	-	-	-	(18,056)	(507,345)	(507,345)
Restricted stock awards	-	-	399,907	-	-	-	-	399,907
Net income	-	-	-	-	3,170,785	-	-	3,170,785
Dividends ($.14 per share)	-	-	-	-	(1,164,178)	-	-	(1,164,178)
Distribution of deferred directors'
compensation	-	-	(82,547)	(297,154)	-	12,361	394,687	14,986
Increase in deferred directors'
compensation charged to expense	-	-	-	201,211	-	-	-	201,211

Balances at March 31, 2013	8,431,502	$140,524	$2,337,589	$2,580,217	$86,828,002	(187,005)	$(5,918,820)	$85,967,512
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2014	2013
Operating Activities	(unaudited)
Net income (loss)	$10,580,891	$3,170,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,247,853	11,897,643
Impairment	430,143	218,441
Provision for deferred income taxes	1,453,000	957,000
Exploration costs	63,184	35,179
Gain from leasing fee mineral acreage	(215,704)	(514,326)
Net (gain) loss on sales of assets	152,766	(208,750)
Income from partnerships	(435,402)	(305,956)
Distributions received from partnerships	547,028	389,962
Directors' deferred compensation expense	189,506	201,211
Restricted stock awards	262,174	399,907
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	(3,384,957)	(2,170,548)
Fair value of derivative contracts	1,717,527	1,087,443
Refundable production taxes	264,048	237,683
Other current assets	(55,727)	37,971
Accounts payable	46,051	426,487
Income taxes receivable	-	(117,886)
Income taxes payable	113,890	-
Accrued liabilities	(242,919)	(307,427)
Total adjustments	11,152,461	12,264,034
Net cash provided by operating activities	21,733,352	15,434,819

Investing Activities
Capital expenditures, including dry hole costs	(17,606,988)	(12,719,947)
Acquisition of working interest properties	(1,550,205)	-
Acquisition of minerals and overrides	(56,250)	(330,000)
Proceeds from leasing fee mineral acreage	237,733	527,570
Investments in partnerships	(201,898)	(418,891)
Proceeds from sales of assets	92,000	870,610
Net cash used in investing activities	(19,085,608)	(12,070,658)

Financing Activities
Borrowings under debt agreement	8,312,545	4,181,199
Payments of loan principal	(10,574,801)	(5,556,184)
Purchases of treasury stock	(122,044)	(507,345)
Payments of dividends	(1,330,215)	(1,164,178)
Excess tax benefit on stock-based compensation	16,000	15,000
Net cash provided by (used in) financing activities	(3,698,515)	(3,031,508)

Increase (decrease) in cash and cash equivalents	(1,050,771)	332,653
Cash and cash equivalents at beginning of period	2,867,171	1,984,099
Cash and cash equivalents at end of period	$1,816,400	$2,316,752

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$84,786	$78,706

Gross additions to properties and equipment	$17,290,125	$13,310,629
Net (increase) decrease in accounts payable for
properties and equipment additions	1,923,318	(260,682)
Capital expenditures and acquisitions, including dry hole costs	$19,213,443	$13,049,947

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

Both excess  federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is recorded, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended March 31, 2014, was 32% as compared to 31% for the six months ended March 31, 2013.  The effective tax rate for the quarter ended March 31, 2014, was 33% as compared to 42% for the quarter ended March 31, 2013. The effective tax rate for the 2013 second quarter is higher than the statutory rate as a result of an increase in the estimated annual effective tax rate during the second quarter of the year as projected pre-tax income at March 31, 2013, was higher than the projections made at December 31, 2012.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a credit facility with Bank of Oklahoma (BOK) which consists of a revolving loan in the amount of $80,000,000 which is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. When applying the discount rate, BOK also applies an advance rate percentage to all proved non-producing and proved undeveloped reserves. The facility currently has a borrowing base of $35,000,000 and is secured by certain of the Company’s properties with a carrying value of $38,459,185 at March 31, 2014. The facility matures on November 30, 2017. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced. The interest rate spread from BOK prime or LIBOR will be charged based on the percent of the value advanced of the calculated loan value of the Company’s oil and natural gas properties. At March 31, 2014, the effective interest rate was 2.03%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Since the bank charges a customary non-use fee of 0.25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $35,000,000. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. While the Company believes the availability could be increased (if needed) by

(5)

placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At March 31, 2014, the Company was in compliance with the covenants of the BOK agreement.

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

NOTE 6: Restricted  Stock  Plan

On March 11, 2010, shareholders approved the Panhandle Oil and Gas Inc. 2010 Restricted Stock Plan (2010 Stock Plan), which made available 100,000 shares of common stock to provide a long-term component to the Company’s total compensation package for its officers and to further align the interest of its officers with those of its shareholders. On March 5, 2014, shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 100,000 shares to 250,000 shares and to allow the grant of shares of restricted stock to our directors. The 2010 Stock Plan, as amended, is designed to provide as much flexibility as possible for future grants of restricted stock so that the Company can respond as necessary to provide competitive compensation in order to retain, attract and motivate directors and officers of the Company and to align their interests with those of the Company’s shareholders.

Effective March 2010, the board of directors approved the purchase of the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2014 and 2013, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Performance based, restricted stock	$77,585	$81,822	$150,280	$181,761
Non-performance based, restricted stock	56,613	60,208	111,894	218,146
Total compensation expense	$134,198	$142,030	$262,174	$399,907

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of March 31, 2014
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$427,335	1.79
Non-performance based, restricted stock	315,522	1.75
Total	$742,857

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the three months ended March 31, 2014 and 2013, the assessment resulted in impairment provisions of $227,152 and $63,476, respectively. For the six months ended March 31, 2014 and 2013, the assessment resulted in impairment provisions of $430,143 and $218,441, respectively. A reduction in oil, NGL or natural gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

As of March 31, 2014 and 2013, non-producing oil and natural gas properties include costs of $449,816 and $0, respectively, on exploratory wells which were drilling and/or testing.

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

(7)

Derivative contracts in place as of March 31, 2014

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor / $4.55 ceiling
January - June 2014	40,000 Mmbtu	NYMEX Henry Hub	$3.25 floor / $3.90 ceiling
January - June 2014	50,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.30 ceiling
January - June 2014	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.35 ceiling
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.50 ceiling

Natural gas fixed price swaps
January - June 2014	80,000 Mmbtu	NYMEX Henry Hub	$4.085
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$4.110
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.200
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.180
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.210
May - October 2014	30,000 Mmbtu	NYMEX Henry Hub	$4.300
October - December 2014	40,000 Mmbtu	NYMEX Henry Hub	$4.610

Oil costless collars
January - June 2014	4,000 Bbls	NYMEX WTI	$90.00 floor / $101.50 ceiling
January - December 2014	4,000 Bbls	NYMEX WTI	$85.00 floor / $100.00 ceiling
January - June 2014	3,667 Bbls	NYMEX WTI	$85.00 floor / $99.00 ceiling

Oil fixed price swaps
January - December 2014	3,000 Bbls	NYMEX WTI	$94.50
July - December 2014	4,000 Bbls	NYMEX WTI	$95.25

Derivative contracts in place as of September 30, 2013

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
February - December 2013	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.25 ceiling
February - December 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.30 ceiling
February - December 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.05 ceiling
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor / $4.55 ceiling

Natural gas fixed price swaps
March - October 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.505
March - October 2013	70,000 Mmbtu	NYMEX Henry Hub	$3.400
April - December 2013	40,000 Mmbtu	NYMEX Henry Hub	$3.655
May - November 2013	100,000 Mmbtu	NYMEX Henry Hub	$4.320

Oil costless collars
March - December 2013	3,000 Bbls	NYMEX WTI	$90.00 floor / $102.00 ceiling
March - December 2013	4,000 Bbls	NYMEX WTI	$90.00 floor / $101.50 ceiling
May - December 2013	2,000 Bbls	NYMEX WTI	$90.00 floor / $97.50 ceiling
January - June 2014	4,000 Bbls	NYMEX WTI	$90.00 floor / $101.50 ceiling

Oil fixed price swaps
September - December 2013	4,000 Bbls	NYMEX WTI	$105.25

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative

(8)

contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $1,292,329 as of March 31, 2014, and a net asset of $425,198 as of September 30, 2013.

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at March 31, 2014, and September 30, 2013. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at March 31, 2014, and September 30, 2013.

	3/31/2014		9/30/2013
	Fair Value (a)		Fair Value (a)
	Commodity Contracts		Commodity Contracts
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
Gross amounts recognized	$12,541	$1,304,870	$665,099	$239,901
Offsetting adjustments	(12,541)	(12,541)	(239,901)	(239,901)
Net presentation on Condensed Balance Sheets	$-	$1,292,329	$425,198	$-

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014.

	Fair Value Measurement at March 31, 2014
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(749,981)	$-	$(749,981)
Derivative Contracts - Collars	$-	$-	$(542,348)	$(542,348)

(9)

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

The significant unobservable inputs for Level 3 derivative contracts include market volatility and credit risk of counterparties. Changes in these inputs will impact the fair value measurement of our derivative contracts. An increase (decrease) in the volatility of oil and natural gas prices will decrease (increase) the fair value of oil and natural gas derivatives and adverse changes to our counterparties’ creditworthiness will decrease the fair value of our derivatives.

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2014

Oil Collars	Oil price volatility curve	0% - 15.18%	8.15%	$(172,656)
Natural Gas Collars	Natural gas price volatility curve	0% - 23.51%	13.17%	$(369,692)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2013	$242,902
Total gains or (losses)
Included in earnings	(373,999)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	(411,251)
Transfers in and out of Level 3	-
Balance of Level 3 as of March 31, 2014	$(542,348)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended March 31,
	2014		2013
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$391,898	$227,152	$9,786	$63,476

	Six Months Ended March 31,
	2014		2013
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$628,097	$430,143	$342,006	$218,441

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

(10)

At March 31, 2014, and September 30, 2013, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 12: Recently Adopted Accounting Pronouncements

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $10,271,550 at March 31, 2014,  compared to $7,504,588 at September 30, 2013.

Liquidity:

Cash and cash equivalents were $1,816,400 as of March 31, 2014, compared to $2,867,171 at September 30, 2013,  a decrease of $1,050,771. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:
	2014	2013	Change

Operating activities	$21,733,352	$15,434,819	$6,298,533
Investing activities	(19,085,608)	(12,070,658)	(7,014,950)
Financing activities	(3,698,515)	(3,031,508)	(667,007)
Increase (decrease) in cash and cash equivalents	$(1,050,771)	$332,653	$(1,383,424)

Operating activities:

Net cash provided by operating activities increased $6,298,533 during the 2014 period, as compared to the 2013 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $10,012,873.

•	Increased income tax payments of $2,886,912.

•	Increased net payments on derivative contracts of $535,180.

•	Increased payments for G&A expenses of $310,645.

(11)

Investing activities:

Net cash used in investing activities increased $7,014,950 during the 2014 period, as compared to the 2013 period, due to:

•	Higher drilling and completion activity during 2014 increased capital expenditures by $4,887,041.

•	An increase in cash used to acquire properties of $1,276,455.

•	Lower proceeds from mineral leasing and asset sales of $1,068,447.

Financing activities:

Net cash used in financing activities increased $667,007 during the 2014 period, as compared to the 2013 period, the result of the following:

•	During the periods ended March 31, 2014 and 2013, net borrowings decreased $2,262,256 and $1,374,985, respectively.

Capital Resources:

Capital expenditures to drill and complete wells increased $4,887,041 (38%) from the 2013 to the 2014 period.  Drilling activity contributing to this increase has primarily been in horizontal plays in western and southern Oklahoma (oil and NGL rich), the Texas Panhandle (oil and NGL rich) and the Arkansas Fayetteville Shale (dry natural gas). Less significant capital expenditures have also been made to fund horizontal drilling in the northern Oklahoma Mississippian (oil) and the North Dakota Bakken (oil) along with vertical drilling in the Permian Basin of West Texas and New Mexico (oil).

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

In addition to the $17,606,988 of capital expenditures for drilling and completion projects in 2014,  interests in 34 producing wells and associated leasehold (average working interest of 3.4%) in the Arkansas Fayetteville Shale were acquired during the 2014 first quarter for $1,550,205. Management continues to actively evaluate opportunities to acquire additional production or acreage.

Capital expenditures increased during the first six months of 2014, as compared to the same period during 2013.  Based on the current level of drilling proposals, management expects capital expenditures of approximately $30 million for fiscal 2014. Since the Company is not the operator of any of its oil and natural gas properties, it is difficult for us to predict the level of future well proposals, the Company’s percentage of participation in the drilling and completion of new wells and the amount of associated capital expenditures.

Production of oil, NGL and natural gas increased 12% on an Mcfe basis from the 2013 to the 2014 period.  The production increase was largely the result of new production coming on line from drilling in late fiscal 2013 and early fiscal 2014, which exceeded the natural production decline of existing wells. Based on current levels of activity, the full year 2014 total production growth rate is expected to be somewhat moderated from the first half 2014 level.

The shift, in recent years, of capital outlays more toward oil and NGL rich plays and less toward plays for dry natural gas is expected to result in increased oil and NGL production volumes in 2014 compared to 2013. The pace of oil and NGL rich drilling thus far in 2014 continues to remain moderated when compared to the unusually high level of drilling during the second half of 2013. This moderation in activity combined with the natural rapid initial decline from the new oil and NGL rich properties is anticipated to result in a modest reduction in oil and NGL production volumes during the second half of 2014 versus the first half of 2014.  Natural gas production for 2014 is expected to remain relatively level to 2013 as dry natural gas production coming on line as a result of continued drilling in the Arkansas Fayetteville Shale, combined with associated

(12)

natural gas production from new wells coming on line in the oil and NGL rich areas noted above, are projected to offset the natural gas production decline of existing wells. As experienced previously, the timing of new wells coming on line may cause intermittent increases or decreases in oil, NGL and natural gas production from quarter to quarter.

Panhandle’s oil sales price averaged 96% of NYMEX oil price during the 2014 period. Based on this correlation, and NYMEX oil futures prices, we expect the Company’s average oil sales price for 2014 to approximate $95.00 per barrel. For the 2014 period, NGL sales prices averaged 29% of NYMEX oil price; this would correlate to an average NGL sales price for 2014 of approximately $31.00 per barrel, which is also in line with management’s expectations.

For the 2014 period, Panhandle’s natural gas sales price averaged 93% of NYMEX natural gas price. Based on NYMEX natural gas futures prices, management expects the Company’s average natural gas sales price for 2014 to approximate $4.20 per Mcf.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE  10 – “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Six months ended
3/31/2014

Cash provided by operating activities	$21,733,352
Cash used for:
Capital expenditures - drilling and completion of wells	17,606,988
Quarterly dividends of $.08 per share	1,330,215
Treasury stock purchases	122,044
Net principal payments on credit facility	2,262,256
Other investing and financing activities	1,462,620
Net cash used	22,784,123

Net increase (decrease) in cash	$(1,050,771)

Outstanding borrowings on the credit facility at March 31, 2014, were $6,000,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($29,000,000 at March 31, 2014) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed) by placing more of the Company’s properties as security under the revolving credit facility, increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2014, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Overview:

The Company recorded second quarter 2014 net income of $5,654,573, or $0.68 per share, as compared to $1,022,487, or $0.12 per share, in the 2013 quarter. The increase in net income was principally the result of increased oil, NGL and natural gas sales; decreased DD&A expenses; partially offset by increased LOE; and increased production taxes. These items are further discussed below.

(13)

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $7,007,457 or 50% for the 2014 quarter. Oil, NGL and natural gas sales were up due to increases in oil and NGL sales volumes of 26% and 105%, respectively, and increases in oil, NGL and natural gas prices of 6%,  35% and 49%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2014 and 2013:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2014	66,239	$92.74	2,788,768	$4.74	51,670	$33.53	3,496,222	$6.04
3/31/2013	52,567	$87.90	2,778,869	$3.19	25,190	$24.91	3,245,411	$4.34

Oil and NGL production increases resulted from continued drilling in the southern and western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Hogshooter, Granite Wash and the Woodford Shale in southern Oklahoma (Anadarko and Ardmore Basins). To a lesser extent, horizontal oil drilling in the northern Oklahoma Mississippian, the Bakken in North Dakota and vertical oil drilling in the Permian basin of West Texas and New Mexico contributed to the increases. Natural gas production was level during the period as natural gas produced from new wells in the Fayetteville Shale in Arkansas and natural gas produced from new wells in western Oklahoma offset natural decline from our existing properties.

Panhandle owns acreage positions in each of the plays previously mentioned in Oklahoma and the Texas Panhandle as well as the Arkansas Fayetteville and expects continued drilling on its acreage in these plays. As a result of this continued activity, we anticipate an increase in oil and NGL production in 2014 as compared to 2013, as new volumes associated with our oil and NGL rich drilling are expected to exceed the natural decline from our existing properties. However, the pace of oil and NGL rich drilling thus far in 2014 continues to be moderate when compared to the unusually high level of drilling during the second half of 2013. This moderation in activity, combined with the natural rapid initial decline from the new oil and NGL rich properties, is anticipated to result in a modest reduction in oil and NGL production volumes during the second half of 2014 versus the first half of 2014.  Natural gas production is expected to remain relatively level in 2014, as compared to 2013 as new volumes associated with both the dry gas drilling and our oil and NGL rich drilling are anticipated to offset natural decline from our existing properties.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
3/31/2014	66,239	2,788,768	51,670	3,496,222
12/31/2013	83,413	2,785,952	37,140	3,509,270
9/30/2013	79,387	2,820,079	30,373	3,478,639
6/30/2013	55,474	2,742,996	25,660	3,229,800
3/31/2013	52,567	2,778,869	25,190	3,245,411

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $1,318,789 or 21% in the 2014 quarter. DD&A in the 2014 quarter was $1.41 per Mcfe as compared to $1.93 per Mcfe in the 2013 quarter. DD&A decreased $1,802,466 as a result of this $.52 decrease in the DD&A rate. An offsetting increase of $483,677 was the result of production increasing 8% in the 2014 quarter compared to the 2013 quarter. The rate decrease is mainly due to higher oil and natural gas prices utilized in the reserve calculations at March 31, 2014 (compared to March 31, 2013) increasing projected remaining reserves on a significant number of wells.

Lease Operating Expenses (LOE):

LOE increased $1,014,658 or 38% in the 2014 quarter. LOE per Mcfe increased in the 2014 quarter to $1.04 compared to $0.81 in the 2013 quarter. LOE related to field operating costs increased $399,914 in the 2014 quarter compared to the 2013 quarter, a 35% increase. Field operating costs were $.44 per Mcfe in the 2014 quarter as compared to $.35 per Mcfe in the 2013 quarter. The increase in rate in the 2014 quarter is the result of the large addition of oil and NGL rich wells over the past year which have higher lifting costs than the overall population.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $614,744 in the 2014 quarter compared to the 2013 quarter.

(14)

On a per Mcfe basis, these fees increased $.14 due to significantly higher natural gas sales with relatively flat natural gas production. Handling fees are charged either as a percent of natural gas and NGL sales or based on natural gas and NGL production volumes. The majority of the handling fees that we are charged are calculated as a percent of natural gas and NGL sales.

Production Taxes:

Production taxes increased $293,147 or 71% in the 2014 quarter as compared to the 2013 quarter. Production taxes as a percentage of oil, NGL and natural gas sales increased from 2.9% in the 2013 quarter to 3.3% in the 2014 quarter. The increase in amount is primarily the result of increased oil, NGL and natural gas sales of $7,007,457 during the 2014 quarter. The increase in rate is due mainly to the Company receiving more rate reducing corrections in the 2013 quarter. The low overall production tax rate is due to a large proportion of the Company’s revenues coming from horizontally drilled wells, which are eligible for reduced Oklahoma and Arkansas production tax rates.

Loss (Gain) on Asset Sales, Interest and Other:

The Company recorded a loss on asset sales of $152,766 in the 2014 quarter compared to a gain of $208,749 in the 2013 quarter. During the 2014 quarter, the Company sold an insignificant amount of working interests in marginal producing properties in non-core areas. During the 2013 quarter, the Company sold non-producing leasehold in one of its non-core areas.

Income Taxes:

Provision for income taxes increased in the 2014 quarter by $2,052,000, the result of a $6,684,086 increase in income before income taxes in the 2014 quarter compared to the 2013 quarter. The effective tax rate for the 2014 and 2013 quarters was 33% and 42%, respectively. In the 2014 quarter, excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate. The effective tax rate for the 2013 quarter is higher than the statutory rate as a result of an increase in the estimated annual effective tax rate during the quarter as projected pre-tax income at March 31, 2013, was higher than the projections made at December 31, 2012.

SIX MONTHS ENDED MARCH 31, 2014 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2013

Overview:

The Company recorded six month net income of $10,580,891, or $1.27 per share, in the 2014 period, as compared to $3,170,785, or $0.38 per share, in the 2013 period. The increase in net income was principally the result of increased oil, NGL and natural gas sales; decreased DD&A expenses; partially offset by losses on derivative contracts; increased LOE; and increased production taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $12,721,585 or 47% for the 2014 period. Oil, NGL and natural gas sales were up due to increases in oil, NGL and natural gas sales volumes of 51%,  59% and 5%, respectively, and increases in oil, NGL and natural gas prices of 8%,  17% and 30%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the six month periods of fiscal 2014 and 2013:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2014	149,652	$93.26	5,574,720	$4.08	88,810	$32.62	7,005,492	$5.65
3/31/2013	99,223	$86.00	5,323,254	$3.15	55,864	$27.87	6,253,776	$4.29

Oil and NGL production increases resulted from continued drilling in the southern and western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Hogshooter, Granite Wash and the Woodford Shale in southern Oklahoma (Anadarko and Ardmore Basins). To a lesser extent, horizontal oil drilling in the northern Oklahoma Mississippian, the Bakken in North Dakota and vertical oil drilling in the Permian basin of West Texas and New Mexico contributed to the increases. Natural gas production increased during the period as natural gas produced from new wells in the Fayetteville Shale in Arkansas and natural gas produced from new wells in western Oklahoma exceeded natural decline from our existing properties.

Panhandle owns acreage positions in each of the plays previously mentioned in Oklahoma and the Texas Panhandle as well as the Arkansas Fayetteville and expects continued drilling on its acreage in these plays. As a result of this continued

(15)

activity, we anticipate an increase in oil and NGL production in 2014 as compared to 2013, as new volumes associated with our oil and NGL rich drilling are expected to exceed the natural decline from our existing properties. However, the pace of oil and NGL rich drilling thus far in 2014 continues to be moderate when compared to the unusually high level of drilling during the second half of 2013. This moderation in activity, combined with the natural rapid initial decline from the new oil and NGL rich properties, is anticipated to result in a modest reduction in oil and NGL production volumes during the second half of 2014 versus the first half of 2014.  Natural gas production is expected to remain relatively level in 2014, as compared to 2013 as new volumes associated with both the dry gas drilling and our oil and NGL rich drilling are anticipated to offset natural decline from our existing properties.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $1,649,790 or 14% in the 2014 period. DD&A in the 2014 period was $1.46 per Mcfe as compared to $1.90 per Mcfe in the 2013 period. DD&A decreased $3,079,910 as a result of this $.44 decrease in the DD&A rate. An offsetting increase of $1,430,120 was the result of production increasing 12% in the 2014 period compared to the 2013 period. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations during the period ended March 31, 2014 (compared to March 31, 2013) increasing projected remaining reserves on a significant number of wells.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $1,292,329 as of March 31, 2014, and a net liability of $1,259,714 as of March 31, 2013. We had a net loss on derivative contracts of $2,083,930 in the 2014 period as compared to a net loss of $918,666 recorded in the 2013 period.  The change is principally due to the oil and natural gas collars and fixed price swaps decreasing in value as projected oil and natural gas prices at March 31, 2014, are above the ceiling prices of the collars and above the fixed prices of the swaps.

Lease Operating Expenses (LOE):

LOE increased $1,033,493 or 17% in the 2014 period. LOE per Mcfe increased in the 2014 period to $0.99 compared to $0.95 in the 2013 period.  LOE related to field operating costs increased $406,001 in the 2014 period compared to the 2013 period, a 15% increase. Field operating costs were $.43 per Mcfe in the 2014 period as compared to $.42 per Mcfe in the 2013 period. The increase in amount in the 2014 period is the result of increased production.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) on natural gas of $627,492 in the 2014 period compared to the 2013 period. On a per Mcfe basis, these fees increased $.03 due to significantly higher natural gas sales with a small increase in natural gas production. Handling fees are charged either as a percent of natural gas and NGL sales or based on natural gas and NGL production volumes. The majority of the handling fees that we are charged are calculated as a percent of natural gas and NGL sales.

Production Taxes:

Production taxes increased $561,158 or 78% in the 2014 period as compared to the 2013 period. Production taxes as a percentage of oil, NGL and natural gas sales increased from 2.7% in the 2013 period to 3.2% in the 2014 period.  The increase in amount is primarily the result of increased oil, NGL and natural gas sales of $12,721,585 during the 2014 period.  The increase in rate is due mainly to the Company receiving more ultra-deep well refunds and rate reducing corrections in the 2013 period. We do not accrue for ultra-deep well production tax exemptions (allowed by the state of Oklahoma) because we do not have sufficient information to calculate a reasonable estimate. The low overall production tax rate is due to a large proportion of the Company’s revenues coming from horizontally drilled wells, which are eligible for reduced Oklahoma and Arkansas production tax rates.

Income Taxes:

Provision for income taxes increased in the 2014 period by $3,613,000, the result of an $11,023,106 increase in income before income taxes in the 2014 period compared to the 2013 period. The effective tax rate for the 2014 and 2013 periods was 32% and 31%, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments

(16)

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

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with one counterparty and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and may limit the benefit of future increases in prices. As of March 31, 2014, the Company has oil and natural gas fixed price swaps and oil and natural gas collars in place. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $54,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip prices would result in a change to pre-tax operating income of approximately $227,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $107,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $40,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At March 31, 2014, the Company had $6,000,000 outstanding under these facilities. At this point, the Company does not  believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

(17)

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, the Company did not repurchase shares of the Company’s common stock.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on March 5, 2014.

(b)

Two directors (Michael C. Coffman and Robert A. Reece) were elected for three-year terms and one director (Duke R. Ligon) was elected for a one-year term at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
Michael C. Coffman	5,057,126	96,675
Robert A. Reece	4,684,446	469,355
Duke R. Ligon	4,294,596	859,205

(c)

Four proposals were also voted upon (i) approval of amendment to the Panhandle Oil and Gas Inc. 2010 Restricted Stock Plan, (ii) a proposal to ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2014, (iii) an advisory vote on executive compensation, (iv) an advisory vote on frequency of future advisory votes on executive compensation.

	SHARES
	FOR	AGAINST	ABSTAINING
Proposal (i)	3,858,473	1,187,202	108,126
Proposal (ii)	6,343,226	13,832	36,376
Proposal (iii)	4,918,848	102,211	127,742

	1 YEAR	2 YEARS	3 YEARS	ABSTAINING
Proposal (iv)	4,105,689	141,575	781,713	124,824

ITEM 6  EXHIBITS

(a)	EXHIBITS	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

(b)	Form 8-K	Dated (3/7/14), item 5.07 – Submission of Matters to a Vote of Security Holders

(18)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

May 8, 2014	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

May 8, 2014	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

May 8, 2014	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer