Form 10-Q
period 2014-06-30
PANHANDLE OIL & GAS INC
filed 2014-08-07
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	June 30, 2014

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at August 7, 2014:			8,238,628

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

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	September 30, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,511,057	$2,867,171
Oil, NGL and natural gas sales receivables	15,070,653	13,720,761
Refundable income taxes	3,160,243	-
Refundable production taxes	760,947	662,051
Derivative contracts, net	-	425,198
Other	3,660,589	129,998
Total current assets	24,163,489	17,805,179

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	408,816,025	304,889,145
Non-producing oil and natural gas properties	9,544,840	8,932,905
Other	1,305,473	737,368
	419,666,338	314,559,418
Less accumulated depreciation, depletion and amortization	(198,439,791)	(186,641,291)
Net properties and equipment	221,226,547	127,918,127

Investments	1,653,406	1,574,642
Refundable production taxes	159,845	540,482
Total assets	$247,203,287	$147,838,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,031,138	$8,409,634
Derivative contracts, net	1,944,091	-
Deferred income taxes	9,100	127,100
Income taxes payable	-	751,992
Accrued liabilities and other	1,111,910	1,011,865
Total current liabilities	11,096,239	10,300,591

Long-term debt	85,852,794	8,262,256
Deferred income taxes	37,308,907	31,226,907
Asset retirement obligations	2,855,520	2,393,190
Derivative contracts, net	62,138	-

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 8,431,502 issued at
June 30, 2014, and September 30, 2013	140,524	140,524
Capital in excess of par value	2,767,615	2,587,838
Deferred directors' compensation	3,026,134	2,756,526
Retained earnings	110,162,113	96,454,449
	116,096,386	101,939,337
Less treasury stock, at cost; 192,874 shares at June 30,
2014, and 200,248 shares at September 30, 2013	(6,068,697)	(6,283,851)
Total stockholders' equity	110,027,689	95,655,486
Total liabilities and stockholders' equity	$247,203,287	$147,838,430

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$19,534,545	$15,827,137	$59,115,928	$42,686,935
Lease bonuses and rentals	137,476	24,146	353,422	539,479
Gains (losses) on derivative contracts	(1,427,165)	1,714,832	(3,511,095)	796,166
Income from partnerships	130,121	164,330	565,523	470,286
	18,374,977	17,730,445	56,523,778	44,492,866
Costs and expenses:
Lease operating expenses	2,961,750	3,105,709	9,930,147	9,040,613
Production taxes	593,941	460,902	1,871,538	1,177,341
Exploration costs	6,956	25,648	70,140	60,827
Depreciation, depletion and amortization	5,314,777	5,192,544	15,562,630	17,090,187
Provision for impairment	-	7,400	430,143	225,841
Loss (gain) on asset sales, interest and other	44,594	29,789	71,783	(138,921)
General and administrative	1,825,374	1,585,285	5,349,921	5,127,025
	10,747,392	10,407,277	33,286,302	32,582,913
Income before provision for income taxes	7,627,585	7,323,168	23,237,476	11,909,953

Provision for income taxes	2,505,000	2,253,000	7,534,000	3,669,000

Net income	$5,122,585	$5,070,168	$15,703,476	$8,240,953

Basic and diluted earnings per common share (Note 3)	$0.61	$0.61	$1.88	$0.99

Basic and diluted weighted average shares outstanding:
Common shares	8,237,020	8,163,520	8,235,186	8,247,642
Unissued, directors' deferred compensation shares	127,835	116,762	126,051	113,259
	8,364,855	8,280,282	8,361,237	8,360,901

Dividends declared per share of
common stock and paid in period	$0.08	$0.07	$0.24	$0.21

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2014

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2013	8,431,502	$140,524	$2,587,838	$2,756,526	$96,454,449	(200,248)	$(6,283,851)	$95,655,486

Purchase of treasury stock	-	-	-	-	-	(3,722)	(122,044)	(122,044)
Restricted stock awards	-	-	499,791	-	-	-	-	499,791
Net income	-	-	-	-	15,703,476	-	-	15,703,476
Dividends ($.24 per share)	-	-	-	-	(1,995,812)	-	-	(1,995,812)
Distribution of restricted stock
to officers and directors	-	-	(320,014)	-	-	11,096	337,198	17,184
Increase in deferred directors'
compensation charged to expense	-	-	-	269,608	-	-	-	269,608

Balances at June 30, 2014	8,431,502	$140,524	$2,767,615	$3,026,134	$110,162,113	(192,874)	$(6,068,697)	$110,027,689
(unaudited)

Nine Months Ended June 30, 2013

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2012	8,431,502	$140,524	$2,020,229	$2,676,160	$84,821,395	(181,310)	$(5,806,162)	$83,852,146

Purchase of treasury stock	-	-	-	-	-	(42,206)	(1,214,638)	(1,214,638)
Restricted stock awards	-	-	541,937	-	-	-	-	541,937
Net income	-	-	-	-	8,240,953	-	-	8,240,953
Dividends ($.21 per share)	-	-	-	-	(1,746,217)	-	-	(1,746,217)
Distribution of deferred directors'
compensation	-	-	(82,547)	(297,154)	-	12,361	394,687	14,986
Increase in deferred directors'
compensation charged to expense	-	-	-	288,759	-	-	-	288,759

Balances at June 30, 2013	8,431,502	$140,524	$2,479,619	$2,667,765	$91,316,131	(211,155)	$(6,626,113)	$89,977,926
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2014	2013
Operating Activities	(unaudited)
Net income (loss)	$15,703,476	$8,240,953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,562,630	17,090,187
Impairment	430,143	225,841
Provision for deferred income taxes	5,964,000	2,651,000
Exploration costs	70,140	60,827
Gain from leasing fee mineral acreage	(352,930)	(538,133)
Net (gain) loss on sales of assets	152,766	(208,750)
Income from partnerships	(565,523)	(470,286)
Distributions received from partnerships	734,825	603,249
Directors' deferred compensation expense	269,608	288,759
Restricted stock awards	499,791	541,937
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	(1,349,892)	(3,885,005)
Fair value of derivative contracts	2,431,427	(987,249)
Refundable production taxes	281,741	253,048
Other current assets	(25,098)	78,889
Accounts payable	443,438	(48,038)
Income taxes receivable	(3,160,243)	325,715
Income taxes payable	(751,992)	50,854
Accrued liabilities	100,229	(80,584)
Total adjustments	20,735,060	15,952,261
Net cash provided by operating activities	36,438,536	24,193,214

Investing Activities
Capital expenditures, including dry hole costs	(26,693,851)	(20,576,359)
Acquisition of working interest properties	(86,759,445)	-
Acquisition of minerals and overrides	(56,250)	(783,750)
Proceeds from leasing fee mineral acreage	381,280	557,196
Investments in partnerships	(248,066)	(607,702)
Proceeds from sales of assets	92,000	870,610
Net cash used in investing activities	(113,284,332)	(20,540,005)

Financing Activities
Borrowings under debt agreement	95,112,044	9,353,651
Payments of loan principal	(17,521,506)	(10,663,399)
Purchases of treasury stock	(122,044)	(1,214,638)
Payments of dividends	(1,995,812)	(1,746,217)
Excess tax benefit on stock-based compensation	17,000	15,000
Net cash provided by (used in) financing activities	75,489,682	(4,255,603)

Increase (decrease) in cash and cash equivalents	(1,356,114)	(602,394)
Cash and cash equivalents at beginning of period	2,867,171	1,984,099
Cash and cash equivalents at end of period	$1,511,057	$1,381,705

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$370,536	$119,166

Gross additions to properties and equipment	$109,182,119	$21,660,852
Net (increase) decrease in accounts payable for
properties and equipment additions	4,327,427	(300,743)
Capital expenditures and acquisitions, including dry hole costs	$113,509,546	$21,360,109

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

Both excess  federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is recorded, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30, 2014, was 32% as compared to 31% for the nine months ended June 30, 2013.  The effective tax rate for the quarter ended June 30, 2014, was 33% as compared to 31% for the quarter ended June 30, 2013.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

On June 17, 2014, the closing date of the Eagle Ford Shale asset acquisition, the Company increased its credit facility with a group of banks headed by Bank of Oklahoma (BOK) from $80,000,000 to $200,000,000, increased the borrowing base from $35,000,000 to $130,000,000 and extended the maturity date to November 30, 2018. The Company incurred $542,500 of debt issuance costs to increase its credit facility. These costs were capitalized and will be amortized over the term of the facility. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. The facility is secured by certain of the Company’s properties with a carrying value of $163,288,413 at June 30, 2014. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At June 30, 2014, the effective interest rate was 2.58%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Since the bank charges a customary non-use fee of 0.25% annually of the unused portion of the borrowing base, the Company has not requested the bank to increase its borrowing base beyond $130,000,000. Determinations of the borrowing base are made semi-annually or whenever the bank, in its sole discretion, believes that there has been a material change in the value of the oil and natural gas properties. While the Company believes the availability could be increased (if needed), increases are at the discretion of the bank. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At June 30, 2014, the Company

(5)

was in compliance with the covenants of the BOK agreement.

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

Effective May 14, 2014, the board of directors approved for management, at their discretion, to purchase the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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

On May 29, 2014, the Company awarded 3,918 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors.  One-quarter of the restricted stock vested immediately on May 29, 2014, and an additional quarter vested on June 30, 2014. The remainder will vest over the next six months. The restricted stock contains nonforfeitable rights to receive dividends and voting rights during the vesting period. These non-performance based shares had a fair value on their award date of $210,120.

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2014 and 2013, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Performance based, restricted stock	$76,520	$81,822	$226,800	$263,583
Non-performance based, restricted stock	161,097	60,208	272,991	278,354
Total compensation expense	$237,617	$142,030	$499,791	$541,937

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

(6)

	As of June 30, 2014
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$350,815	1.62
Non-performance based, restricted stock	364,545	1.26
Total	$715,360

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the three months ended June 30, 2014 and 2013, the assessment resulted in impairment provisions of $0 and $7,400, respectively. For the nine months ended June 30, 2014 and 2013, the assessment resulted in impairment provisions of $430,143 and $225,841, respectively. A reduction in oil, NGL or natural gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

As of June 30, 2014 and 2013, non-producing oil and natural gas properties include costs of $888,505 and $0, respectively, on exploratory wells which were drilling and/or testing.

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

(7)

Derivative contracts in place as of June 30, 2014

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.50 ceiling

Natural gas fixed price swaps
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$4.11
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.20
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.18
April - September 2014	50,000 Mmbtu	NYMEX Henry Hub	$4.21
May - October 2014	30,000 Mmbtu	NYMEX Henry Hub	$4.30
October - December 2014	40,000 Mmbtu	NYMEX Henry Hub	$4.61

Oil costless collars
January - December 2014	4,000 Bbls	NYMEX WTI	$85.00 floor / $100.00 ceiling
July - December 2014	5,000 Bbls	NYMEX WTI	$90.00 floor / $97.00 ceiling

Oil fixed price swaps
January - December 2014	3,000 Bbls	NYMEX WTI	$94.50
July - December 2014	4,000 Bbls	NYMEX WTI	$95.25
July - December 2014	5,000 Bbls	NYMEX WTI	$94.20
January - March 2015	6,000 Bbls	NYMEX WTI	$92.85
June - December 2014	4,000 Bbls	NYMEX WTI	$99.40
January - June 2015	7,000 Bbls	NYMEX WTI	$96.80
January - June 2015	5,000 Bbls	NYMEX WTI	$97.40
April - December 2015	5,000 Bbls	NYMEX WTI	$94.56
July - December 2015	7,000 Bbls	NYMEX WTI	$93.91

Derivative contracts in place as of September 30, 2013

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
February - December 2013	80,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.25 ceiling
February - December 2013	50,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.30 ceiling
February - December 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.05 ceiling
November 2013 - April 2014	160,000 Mmbtu	NYMEX Henry Hub	$4.00 floor / $4.55 ceiling

Natural gas fixed price swaps
March - October 2013	100,000 Mmbtu	NYMEX Henry Hub	$3.505
March - October 2013	70,000 Mmbtu	NYMEX Henry Hub	$3.400
April - December 2013	40,000 Mmbtu	NYMEX Henry Hub	$3.655
May - November 2013	100,000 Mmbtu	NYMEX Henry Hub	$4.320

Oil costless collars
March - December 2013	3,000 Bbls	NYMEX WTI	$90.00 floor / $102.00 ceiling
March - December 2013	4,000 Bbls	NYMEX WTI	$90.00 floor / $101.50 ceiling
May - December 2013	2,000 Bbls	NYMEX WTI	$90.00 floor / $97.50 ceiling
January - June 2014	4,000 Bbls	NYMEX WTI	$90.00 floor / $101.50 ceiling

Oil fixed price swaps
September - December 2013	4,000 Bbls	NYMEX WTI	$105.25

(8)

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $2,006,229 as of June 30, 2014, and a net asset of $425,198 as of September 30, 2013.

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at June 30, 2014, and September 30, 2013. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at June 30, 2014, and September 30, 2013.

	6/30/2014			9/30/2013
	Fair Value (a)			Fair Value (a)
	Commodity Contracts			Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Liabilities	Current Assets	Current Liabilities
Gross amounts recognized	$15,871	$1,959,962	$62,138	$665,099	$239,901
Offsetting adjustments	(15,871)	(15,871)	-	(239,901)	(239,901)
Net presentation on Condensed Balance Sheets	$-	$1,944,091	$62,138	$425,198	$-

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014.

	Fair Value Measurement at June 30, 2014
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(1,483,216)	$-	$(1,483,216)
Derivative Contracts - Collars	$-	$-	$(523,013)	$(523,013)

(9)

Level 2 – Market Approach - The fair values of the Company’s swaps are based on a third-party pricing model which utilizes inputs that are either readily available in the public market, such as natural gas curves, or can be corroborated from active markets. These values are based upon future prices, time to maturity and other factors. These values are then compared to the values given by our counterparties for reasonableness.

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value June 30, 2014

Oil Collars	Oil price volatility curve	0% - 10.30%	6.30%	$(386,098)
Natural Gas Collars	Natural gas price volatility curve	0% - 18.10%	11.40%	$(136,915)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2013	$242,902
Total gains or (losses)
Included in earnings	(78,976)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	(686,939)
Transfers in and out of Level 3	-
Balance of Level 3 as of June 30, 2014	$(523,013)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended June 30,
	2014		2013
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$-	$-	$14,849	$7,400

	Nine Months Ended June 30,
	2014		2013
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$628,097	$430,143	$356,855	$225,841

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

At June 30, 2014, and September 30, 2013, the fair value of financial instruments approximated their carrying

(10)

amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 12: Acquisitions

On June 17, 2014,  the Company closed an acquisition of certain Eagle Ford Shale assets located in LaSalle and Frio Counties, Texas, in the core of the Eagle Ford Shale. The assets were purchased from private sellers and included a 16% non-operated working interest in 11,100 gross (1,775 net) acres. The acreage is largely contiguous, entirely held by production and contains 63 producing wells (57 Eagle Ford, 5 Pearsall and 1 Buda) and 109 undeveloped Eagle Ford locations. The adjusted purchase price at closing was  $81.7 million and was funded by utilizing the Company’s bank credit facility. The purchase price was allocated to the producing wells and undeveloped locations based on fair value determined by estimated reserves and adjusted for working capital. The purchase price allocation is preliminary, pending the finalization of working capital adjustments. Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

Actual and Pro Forma Impact of Acquisitions (Unaudited)

Revenues attributable to this acquisition (June 17, 2014, through June 30, 2014)  included in the Company’s statement of operations for the quarter and nine months ended June 30, 2014, were $1,011,909. Net income attributable to the acquisition included in the statement of operations for the quarter and nine months ended June 30, 2014, was $388,128.

The following table presents the unaudited pro forma financial information assuming the Company had acquired this business on October 1, 2012:

	For the Nine Months Ended
	June 30,
	2014	2013
Revenue:
As reported	$56,523,778	$44,492,866
Pro forma revenue	16,811,606	14,862,947
Pro forma	$73,335,384	$59,355,813

Net Income:
As reported	$15,703,476	$8,240,953
Pro forma income	6,485,185	5,771,157
Pro forma	$22,188,661	$14,012,110

The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had this transaction actually occurred on the date presented or to project our results of operations or financial position for any future period.

NOTE 13: Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The standard is effective for us on October 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $13,067,250 at June 30, 2014,  compared to $7,504,588 at September 30, 2013.

Liquidity:

Cash and cash equivalents were $1,511,057 as of June 30, 2014, compared to $2,867,171 at September 30, 2013,  a decrease of $1,356,114. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:
	2014	2013	Change

Operating activities	$36,438,536	$24,193,214	$12,245,322
Investing activities	(113,284,332)	(20,540,005)	(92,744,327)
Financing activities	75,489,682	(4,255,603)	79,745,285
Increase (decrease) in cash and cash equivalents	$(1,356,114)	$(602,394)	$(753,720)

Operating activities:

Net cash provided by operating activities increased $12,245,322 during the 2014 period, as compared to the 2013 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $18,488,063.

•	Increased income tax payments of $4,863,337.

•	Increased net payments on derivative contracts of $666,221.

•	Increased payments for G&A expenses of $386,598.

•	Increased payments for field operating expenses of $374,342.

Investing activities:

Net cash used in investing activities increased $92,744,327 during the 2014 period, as compared to the 2013 period, due to:

•	An increase in cash used to acquire properties of $86,031,945.

•	Higher drilling and completion activity during 2014 increased capital expenditures by $6,117,492.

•	Lower proceeds from mineral leasing and asset sales of $954,526.

(12)

Financing activities:

Net cash provided by financing activities increased $79,745,285 during the 2014 period, as compared to the 2013 period, the result of the following:

•

During the period ended June 30, 2014, net borrowings increased $77,590,538; during the period ended June 30, 2013, net borrowings decreased $1,309,748. Increased borrowings were used to finance the acquisition of properties.

Capital Resources:

On June 17, 2014, the Company closed on the purchase of a 16% non-operated working interest in 11,100 gross leasehold acres (1,775 net) located in the Eagle Ford Shale play in LaSalle and Frio Counties, Texas, at an adjusted purchase price at closing of $81,703,747, subject to further working capital adjustments. Cash used for investing activities relevant to the Eagle Ford Shale acquisition was $85,209,240. The $3,505,493 difference represents the net benefit (to be received in future periods) of accrued revenues less accrued expenses. The purchase was funded utilizing the Company’s bank credit facility (see further discussion in this section below regarding restructure of the bank credit facility). All of the acquired acreage is held by production and, at the time of closing, included 63 producing wells, 1 drilling well, 3 wells in the completion phase and 109 undeveloped locations. The acreage is largely contiguous and is wholly operated by privately held Cheyenne Petroleum Company (Oklahoma City, Oklahoma). The property is currently being developed utilizing one drilling rig full-time.

Capital expenditures to drill and complete wells increased $6,117,492 (30%) from the 2013 to the 2014 period.  Primarily, this increase has been due to drilling activity in horizontal plays in western and southern Oklahoma (oil and NGL rich), the Texas Panhandle (oil and NGL rich), the Arkansas Fayetteville Shale (dry natural gas) and the newly acquired Eagle Ford Shale (oil). Less significant capital expenditures have also been made to fund horizontal drilling in the northern Oklahoma Mississippian (oil) and the North Dakota Bakken (oil) along with vertical drilling in the Permian Basin of West Texas and New Mexico (oil).

The oil and NGL rich plays in western and southern Oklahoma and the Texas Panhandle where drilling activity has been on mineral and leasehold acreage the Company owns are as follows:

•	Horizontal Granite Wash and Hogshooter in western Oklahoma and the Texas Panhandle
•	Horizontal Cleveland in the Texas Panhandle
•	Horizontal Marmaton/Cleveland in western Oklahoma
•	Horizontal Tonkawa in western Oklahoma
•	Horizontal Anadarko Basin Woodford Shale in western Oklahoma
•	Horizontal Ardmore Basin Woodford Shale in southern Oklahoma

Based on the current level of drilling proposals, including the recently acquired Eagle Ford Shale acreage, management expects capital expenditures for the drilling and completing of wells to approximate $47 million for fiscal 2014. Since the Company is not the operator of any of its oil and natural gas properties, it is difficult for us to predict the level of future well proposals, the Company’s percentage of participation in the drilling and completion of new wells and the amount of associated capital expenditures.

Production of oil, NGL and natural gas increased 9% on an Mcfe basis from the 2013 to the 2014 period.  The production increase was largely the result of new production coming on line from drilling in late fiscal 2013 and early fiscal 2014, which exceeded the natural production decline of existing wells. Based on current levels of activity, which now includes drilling on the Eagle Ford Shale acreage, combined with the added production from Eagle Ford Shale wells that were producing at the time they were acquired, 2014 total Mcfe production is expected to exceed that of 2013 by approximately the same percentage as through the first nine months.

The shift, in recent years, of capital outlays more toward oil and NGL rich plays and less toward plays for dry natural gas, combined with oil production from the Eagle Ford Shale acreage, is expected to result in significantly increased oil and NGL production volumes in 2014 compared to 2013. Natural gas production for 2014 is expected to remain relatively level to 2013 as dry natural gas production coming on line as a result of continued drilling in the Arkansas Fayetteville Shale, combined with associated natural gas production from new wells coming on line in the oil and NGL rich areas noted above, are projected to offset the natural gas production decline of existing wells. As experienced previously, the timing of new wells coming on line may cause intermittent increases or decreases in oil, NGL and natural gas production from quarter to quarter.

Panhandle’s oil sales price averaged 96% of NYMEX oil price during the 2014 period. Based on this correlation and NYMEX oil futures prices, management expects the Company’s average oil sales price for 2014 to approximate $97.00 per barrel. For the 2014 period, NGL sales prices averaged 32% of NYMEX oil price; which correlates to an average NGL sales

(13)

price for 2014 of approximately $33.00 per barrel, also in line with our expectations.

For the 2014 period, Panhandle’s natural gas sales price averaged 93% of NYMEX natural gas price. Based on NYMEX natural gas futures prices, management expects the Company’s average natural gas sales price for 2014 to approximate $4.00 per Mcf.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE  10  – “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine months ended
6/30/2014

Cash provided by operating activities	$36,438,536
Cash provided (used) by:
Capital expenditures - acquisitions	(86,815,695)
Capital expenditures - drilling and completion of wells	(26,693,851)
Quarterly dividends of $.08 per share	(1,995,812)
Treasury stock purchases	(122,044)
Net borrowings on credit facility	77,590,538
Other investing and financing activities	242,214
Net cash used	(37,794,650)

Net increase (decrease) in cash	$(1,356,114)

On June 17, 2014, the closing date of the Eagle Ford Shale asset acquisition, the Company increased its credit facility from $80 million to $200 million, increased the borrowing base from $35 million to $130 million and extended the maturity date to November 30, 2018. Outstanding borrowings on the credit facility at June 30, 2014, were $85,852,794.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($44,147,206 at June 30, 2014) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA and dividends as a percent of operating cash flow). While the Company believes the availability could be increased (if needed), increases are at the discretion of the bank.

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2014, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Overview:

The Company recorded third quarter 2014 net income of $5,122,585, or $0.61 per share, as compared to $5,070,168, or $0.61 per share, in the 2013 quarter. The increase in net income was principally the result of increased oil, NGL and natural gas sales; offset by losses on derivative contracts, increased G&A expenses and increased income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $3,707,408 or 23% for the 2014 quarter. Oil, NGL and natural gas sales were up due to increases in oil and NGL sales volumes of 27% and 146%, respectively, and increases in oil, NGL and natural gas prices of 11%,  30% and 12%, respectively.  These increases were partially offset by a decrease in natural gas sales volumes of 9%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the

(14)

three month periods of fiscal 2014 and 2013:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2014	70,479	$97.90	2,508,346	$4.20	63,029	$33.51	3,309,394	$5.90
6/30/2013	55,474	$88.02	2,742,996	$3.75	25,660	$25.79	3,229,800	$4.90

Oil production increases were principally the result of 14 days of production from the recent Eagle Ford Shale asset acquisition which closed on June 17, 2014, and to a lesser extent, drilling in the western Oklahoma horizontal Granite Wash and Marmaton oil plays. NGL production increases resulted from continued drilling in western Oklahoma and the Texas Panhandle horizontal oil plays, principally the Marmaton, Granite Wash and Cleveland. Natural gas production decreases were the result of natural decline from existing properties, principally in the Fayetteville Shale, exceeding production from new wells.

Oil production is anticipated to materially increase in the fourth quarter of 2014 and in 2015 due to existing production from our recently acquired Eagle Ford Shale properties in La Salle and Frio Counties, Texas. Projected ongoing development of this Eagle Ford Shale property, along with anticipated drilling in the Oklahoma and Texas Panhandle oil and NGL rich plays, are also expected to contribute to oil and NGL production increases in the fourth quarter of 2014 and in 2015. Natural gas production is expected to increase relative to the third quarter of 2014 primarily as the result of activity in the Fayetteville Shale where the Company has an interest in over 45 wells that are drilling or completing and are anticipated to begin production during the fourth quarter. For the full year, natural gas production is expected to remain relatively level in 2014 as compared to 2013.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
6/30/2014	70,479	2,508,346	63,029	3,309,394
3/31/2014	66,239	2,788,768	51,670	3,496,222
12/31/2013	83,413	2,785,952	37,140	3,509,270
9/30/2013	79,387	2,820,079	30,373	3,478,639
6/30/2013	55,474	2,742,996	25,660	3,229,800

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $2,006,229 as of June 30, 2014, and a net asset of $814,978 as of June 30, 2013. We had a net loss on derivative contracts of $1,427,165 in the 2014 quarter as compared to a net gain of $1,714,832 recorded in the 2013 quarter. The change is principally due to the oil and natural gas collars and fixed price swaps decreasing in value as projected oil and natural gas prices at June 30, 2014, were above the ceiling prices of the collars and above the fixed price of the swaps.

Lease Operating Expenses (LOE):

LOE decreased $143,959 or 5% in the 2014 quarter. LOE per Mcfe decreased in the 2014 quarter to $0.89 compared to $0.96 in the 2013 quarter. LOE related to field operating costs increased $265,331 in the 2014 quarter compared to the 2013 quarter, a 22% increase. Field operating costs were $.45 per Mcfe in the 2014 quarter as compared to $.38 per Mcfe in the 2013 quarter. The increase in rate in the 2014 quarter is due to the large addition of oil and NGL rich wells, in recent years, which have higher lifting costs than the overall well population.

The increase in LOE related to field operating costs was offset by a decrease in handling fees (primarily gathering, transportation and marketing costs) of $409,290 in the 2014 quarter compared to the 2013 quarter. On a per Mcfe basis, these fees decreased $.14 due to significant increases in oil and NGL production, while natural gas production decreased. Natural gas sales bear the large majority of the handling fees while oil and NGL sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $122,233 or 2% in the 2014 quarter. DD&A in the 2014 and 2013 quarters was $1.61 per Mcfe. The $122,233 increase was principally the result of production increasing 2% in the 2014 quarter compared to the 2013 quarter.

(15)

General and Administrative Costs (G&A):

G&A costs increased $240,089 or 15% in the 2014 quarter. This increase is primarily related to increases in directors’ expense of $108,286 coupled with increased legal expenses of $58,506. Increase in directors’ expense was mainly due to restricted stock expense for shares awarded to directors in the 2014 quarter. The increase in legal expense was a result of additional fees for legal services associated with the Eagle Ford Shale asset acquisition.

Income Taxes:

Provision for income taxes increased in the 2014 quarter by $252,000, the result of a $304,417 increase in income before provision for income taxes in the 2014 quarter compared to the 2013 quarter and an increase in the effective tax rate from 31% in the 2013 quarter to 33%  in the 2014 quarter.  Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both quarters.

NINE MONTHS ENDED JUNE 30, 2014 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2013

Overview:

The Company recorded nine month net income of $15,703,476, or $1.88 per share, in the 2014 period, as compared to $8,240,953, or $0.99 per share, in the 2013 period. The increase in net income was principally the result of increased oil, NGL and natural gas sales; decreased DD&A expenses; partially offset by losses on derivative contracts; increased LOE, increased production taxes and increased income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $16,428,993 or 38% for the 2014 period. Oil, NGL and natural gas sales were up due to increases in oil and NGL sales volumes of 42% and 86%, respectively, and increases in oil, NGL and natural gas prices of 9%,  21% and 23%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the nine month periods of fiscal 2014 and 2013:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2014	220,131	$94.74	8,083,066	$4.11	151,839	$32.99	10,314,886	$5.73
6/30/2013	154,697	$86.73	8,066,250	$3.35	81,524	$27.22	9,483,576	$4.50

Oil and NGL production increases resulted from continued drilling in the southern and western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Hogshooter, Granite Wash and the Woodford Shale in southern Oklahoma (Anadarko and Ardmore Basins). To a lesser extent, production from the recent Eagle Ford Shale asset acquisition which closed on June 17, 2014, in conjunction with horizontal oil drilling in the northern Oklahoma Mississippian, the Bakken in North Dakota and vertical oil drilling in the Permian Basin of West Texas and New Mexico contributed to the increases. Natural gas production remained relatively level for the period as new natural gas production from continued drilling in the southern and western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland, Hogshooter, Granite Wash and the Woodford Shale in southern Oklahoma (Anadarko and Ardmore Basins) offset natural decline from existing properties principally in the Fayetteville Shale.

Oil production is anticipated to materially increase in the fourth quarter of 2014 and in 2015 due to existing production from our recently acquired Eagle Ford Shale properties in La Salle and Frio Counties, Texas. Projected ongoing development of this Eagle Ford Shale property, along with anticipated drilling in the Oklahoma and Texas Panhandle oil and NGL rich plays, are also expected to contribute to oil and NGL production increases in the fourth quarter of 2014 and in 2015. Natural gas production is expected to increase relative to the third quarter of 2014 primarily as the result of activity in the Fayetteville Shale where the Company has an interest in over 45 wells that are drilling or completing and are anticipated to begin production during the fourth quarter. For the full year, natural gas production is expected to remain relatively level in 2014 as compared to 2013.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $2,006,229 as of June 30, 2014, and a net asset of $814,978 as of June 30, 2013. We had a net loss on derivative contracts of $3,511,095 in the 2014 period as compared to a net gain of $796,166 recorded in the 2013 period. The change is principally due to the oil and natural gas collars and fixed price swaps decreasing in value as projected oil and natural gas prices at June 30, 2014, were above the ceiling prices of the collars and above the fixed prices of the swaps.

(16)

Lease Operating Expenses (LOE):

LOE increased $889,534 or 10% in the 2014 period. LOE per Mcfe increased in the 2014 period to $0.96 compared to $0.95 in the 2013 period.  LOE related to field operating costs increased $671,330 in the 2014 period compared to the 2013 period, a 17% increase. Field operating costs were $.44 per Mcfe in the 2014 period as compared to $.41 per Mcfe in the 2013 period. This increase in rate is due to the large addition of oil and NGL rich wells which have higher lifting costs than the overall well population. The increase in amount in the 2014 period is the result of increased production.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) of $218,204 in the 2014 period compared to the 2013 period. This increase in the amount in the 2014 period is the result of increased production and sales. On a per Mcfe basis, these fees decreased $.02 due to significant increases in oil and NGL production, while gas production remained fairly flat. Natural gas sales bear the large majority of the handling fees while oil and NGL sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes:

Production taxes increased $694,197 or 59% in the 2014 period as compared to the 2013 period. Production taxes as a percentage of oil, NGL and natural gas sales increased from 2.8% in the 2013 period to 3.2% in the 2014 period.  The increase in amount is primarily the result of increased oil, NGL and natural gas sales of $16,428,993 during the 2014 period. The increase in rate is due mainly to the Company receiving more ultra-deep well refunds and rate reducing corrections in the 2013 period. We do not accrue for ultra-deep well production tax exemptions (allowed by the state of Oklahoma) because we do not have sufficient information to calculate a reasonable estimate. The low overall production tax rate is due to a large proportion of the Company’s revenues coming from horizontally drilled wells, which are eligible for reduced Oklahoma and Arkansas production tax rates.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $1,527,557 or 9% in the 2014 period. DD&A in the 2014 period was $1.51 per Mcfe as compared to $1.80 per Mcfe in the 2013 period. DD&A decreased $3,025,646 as a result of this $.29 decrease in the DD&A rate. An offsetting increase of $1,498,089 was the result of production increasing 9% in the 2014 period compared to the 2013 period. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations during the period ended June 30, 2014 (compared to June 30, 2013) increasing projected remaining reserves on a significant number of wells.

Income Taxes:

Provision for income taxes increased in the 2014 period by $3,865,000, the result of an $11,327,523 increase in pre-tax income in the 2014 period compared to the 2013 period. The effective tax rate for the 2014 and 2013 periods was 32% and 31%, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both periods.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held by some in the industry. Being primarily a natural gas producer, the Company is more significantly impacted by changes in natural gas prices than by changes in oil or NGL prices. Longer term natural gas prices will be determined by the supply of and demand for natural gas as well as the prices of competing fuels, such as crude oil and coal. The market price of oil, NGL and natural gas in 2014 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2014 derivative contracts, based on the Company’s estimated natural gas volumes for 2014, the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $1,073,200 for operating revenue. Based on the Company’s estimated oil

(17)

volumes for 2014, the price sensitivity in 2014 for each $1.00 per barrel change in wellhead oil price is approximately $357,000 for operating revenue.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with one counterparty and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and may limit the benefit of future increases in prices. As of June 30, 2014, the Company has oil and natural gas fixed price swaps and oil and natural gas collars in place. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $276,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip prices would result in a change to pre-tax operating income of approximately $153,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $41,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $53,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At June 30, 2014, the Company had $85,852,794 outstanding under these facilities. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, the Company did not repurchase shares of the Company’s common stock.

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan on March 11, 2010, as amended March 5, 2014, the Board of Directors approved repurchase of up to $1.5 million of the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Pursuant to previously adopted board resolutions, the purchase of an additional $1.5 million of the Company’s common stock became authorized and approved effective June 26, 2013. The shares are held in treasury and are accounted for using the cost method. Effective May 14, 2014, the Board adopted resolutions to allow management to repurchase the Company’s common stock at their discretion.

ITEM 6  EXHIBITS

(a)	EXHIBITS	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002

(18)

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
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

(b)	Form 8-K	Dated (5/16/14), item 1.01 – Enters Into a Material Definitive Agreement
	Form 8-K	Dated (6/19/14), item 1.01 – Enters Into a Material Definitive Agreement; item 2.01 Completion of Acquisition or Disposition of Assets

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

August 7, 2014	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

August 7, 2014	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

August 7, 2014	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(19)