Form 10-Q
period 2014-12-31
PANHANDLE OIL & GAS INC
filed 2015-02-09
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	December 31, 2014

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at February 9, 2015:			16,507,446

The following defined terms are used in this report:

“Bbl” barrel.

“Board” board of directors.

“BTU” British Thermal Units.

“Company” Panhandle Oil and Gas Inc.

“completion” the process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and/or natural gas.

“DD&A” depreciation, depletion and amortization.

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

“G&A” general and administrative costs.

“gross acres” the total acres in which a working interest is owned.

“held by production” or “HBP” an oil and gas lease continued into effect into its secondary term for so long as a producing oil and/or gas well is located on any portion of the leased premises or lands pooled therewith.

“horizontal drilling” a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled horizontally within a specified interval.

“IDC”  intangible drilling costs.

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

“Mmbtu” million BTU.

“minerals”,  “mineral acres” or “mineral interests” fee mineral acreage owned in perpetuity by the Company.

“net acres” the sum of the fractional working interests owned in gross acres.

“NGL” natural gas liquids.

“NYMEX” New York Mercantile Exchange.

“Panhandle” Panhandle Oil and Gas Inc.

“play” term applied to identified areas with potential oil and/or natural gas reserves.

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

“WTI” West Texas Intermediate.

Fiscal year references

All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2015 mean the fiscal year ended September 30, 2015.

References to oil and natural gas properties

References to oil and natural gas properties inherently include natural gas liquids associated with such properties.

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	December 31, 2014	September 30, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$519,605	$509,755
Oil, NGL and natural gas sales receivables	13,555,350	16,227,469
Refundable production taxes	612,791	625,996
Derivative contracts, net	12,333,036	1,650,563
Other	255,743	354,828
Total current assets	27,276,525	19,368,611

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	430,310,159	418,237,512
Non-producing oil and natural gas properties	9,394,878	10,260,717
Other	1,372,943	1,317,725
	441,077,980	429,815,954
Less accumulated depreciation, depletion and amortization	(210,823,119)	(204,731,661)
Net properties and equipment	230,254,861	225,084,293

Investments	2,053,420	1,936,421
Derivative contracts, net	-	251,279
Total assets	$259,584,806	$246,640,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,167,740	$7,034,773
Deferred income taxes	765,100	600,100
Income taxes payable	3,415,443	523,843
Accrued liabilities and other	1,264,994	1,290,858
Total current liabilities	11,613,277	9,449,574

Long-term debt	78,715,107	78,000,000
Deferred income taxes	38,382,907	37,363,907
Asset retirement obligations	2,696,836	2,638,470

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 16,863,004 issued at
December 31, 2014, and September 30, 2014	280,938	280,938
Capital in excess of par value	2,590,151	2,861,343
Deferred directors' compensation	3,211,940	3,110,351
Retained earnings	127,694,926	118,794,188
	133,777,955	125,046,820
Less treasury stock, at cost; 355,558 shares at December 31,
2014, and 372,364 shares at September 30, 2014	(5,601,276)	(5,858,167)
Total stockholders' equity	128,176,679	119,188,653
Total liabilities and stockholders' equity	$259,584,806	$246,640,604

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2014	2013
Revenues:	(unaudited)
Oil, NGL and natural gas sales	$19,519,700	$18,473,082
Lease bonuses and rentals	29,291	196,229
Gains (losses) on derivative contracts	11,250,265	(496,901)
Income from partnerships	199,914	224,346
	30,999,170	18,396,756
Costs and expenses:
Lease operating expenses	4,785,350	3,315,397
Production taxes	622,512	571,564
Exploration costs	25,352	38,755
Depreciation, depletion and amortization	6,139,019	5,308,019
Provision for impairment	2,191,997	202,991
Loss (gain) on asset sales and other	(1,982)	(77,455)
Interest expense	402,733	-
General and administrative	1,958,428	1,873,167
	16,123,409	11,232,438
Income before provision for income taxes	14,875,761	7,164,318

Provision for income taxes	4,642,000	2,238,000

Net income	$10,233,761	$4,926,318

Basic and diluted earnings per common share (Note 3)	$0.61	$0.29

Basic and diluted weighted average shares outstanding:
Common shares	16,494,805	16,463,804
Unissued, directors' deferred compensation shares	262,121	246,122
	16,756,926	16,709,926

Dividends declared per share of
common stock and paid in period	$0.04	$0.04

Dividends declared per share of
common stock and to be paid in quarter ended March 31	$0.04	$0.04

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2014

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2014	16,863,004	$280,938	$2,861,343	$3,110,351	$118,794,188	(372,364)	$(5,858,167)	$119,188,653

Purchase of treasury stock	-	-	-	-	-	(7,177)	(120,611)	(120,611)
Restricted stock awards	-	-	165,111	-	-	-	-	165,111
Net income	-	-	-	-	10,233,761	-	-	10,233,761
Dividends ($.08 per share)	-	-	-	-	(1,333,023)	-	-	(1,333,023)
Distribution of restricted stock
to officers and directors	-	-	(436,303)	-	-	23,983	377,502	(58,801)
Increase in deferred directors'
compensation charged to expense	-	-	-	101,589	-	-	-	101,589

Balances at December 31, 2014	16,863,004	$280,938	$2,590,151	$3,211,940	$127,694,926	(355,558)	$(5,601,276)	$128,176,679
(unaudited)

Three Months Ended December 31, 2013

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2013	16,863,004	$280,938	$2,447,424	$2,756,526	$96,454,449	(400,496)	$(6,283,851)	$95,655,486

Purchase of treasury stock	-	-	-	-	-	(7,444)	(122,044)	(122,044)
Restricted stock awards	-	-	127,976	-	-	-	-	127,976
Net income	-	-	-	-	4,926,318	-	-	4,926,318
Dividends ($.08 per share)	-	-	-	-	(1,328,272)	-	-	(1,328,272)
Distribution of restricted stock
to officers	-	-	(259,511)	-	-	18,280	275,662	16,151
Increase in deferred directors'
compensation charged to expense	-	-	-	114,069	-	-	-	114,069

Balances at December 31, 2013	16,863,004	$280,938	$2,315,889	$2,870,595	$100,052,495	(389,660)	$(6,130,233)	$99,389,684
(unaudited)

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2014	2013
Operating Activities	(unaudited)
Net income (loss)	$10,233,761	$4,926,318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	6,139,019	5,308,019
Impairment	2,191,997	202,991
Provision for deferred income taxes	1,184,000	326,000
Exploration costs	25,352	38,755
Gain from leasing fee mineral acreage	(29,162)	(196,133)
Income from partnerships	(199,914)	(224,346)
Distributions received from partnerships	256,017	279,363
Directors' deferred compensation expense	101,589	114,069
Restricted stock awards	165,111	127,976
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	2,672,119	(956,975)
Fair value of derivative contracts	(10,431,194)	891,970
Refundable production taxes	13,205	53,824
Other current assets	99,085	(35,813)
Accounts payable	565,409	414,267
Income taxes payable	2,891,600	1,088,350
Accrued liabilities	(692,505)	(472,288)
Total adjustments	4,951,728	6,960,029
Net cash provided by operating activities	15,185,489	11,886,347

Investing Activities
Capital expenditures, including dry hole costs	(14,901,631)	(9,892,262)
Acquisition of working interest properties	-	(1,550,205)
Acquisition of minerals and overrides	-	(56,250)
Proceeds from leasing fee mineral acreage	29,798	216,773
Investments in partnerships	(173,103)	(143,695)
Net cash used in investing activities	(15,044,936)	(11,425,639)

Financing Activities
Borrowings under debt agreement	12,335,774	2,280,280
Payments of loan principal	(11,620,667)	(4,542,536)
Purchases of treasury stock	(120,611)	(122,044)
Payments of dividends	(666,199)	(664,618)
Excess tax benefit on stock-based compensation	(59,000)	16,000
Net cash provided by (used in) financing activities	(130,703)	(3,032,918)

Increase (decrease) in cash and cash equivalents	9,850	(2,572,210)
Cash and cash equivalents at beginning of period	509,755	2,867,171
Cash and cash equivalents at end of period	$519,605	$294,961

Supplemental Schedule of Noncash Investing and Financing Activities:
Dividends declared and unpaid	$666,824	$663,654
Additions to asset retirement obligations	$26,452	$53,653

Gross additions to properties and equipment	$13,469,206	$9,843,214
Net (increase) decrease in accounts payable for
properties and equipment additions	1,432,425	1,655,503
Capital expenditures and acquisitions, including dry hole costs	$14,901,631	$11,498,717

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

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

Both excess  federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is recorded, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarters ended December 31, 2014 and 2013, was 31%.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a borrowing base of $130,000,000 and a maturity date of November 30, 2018.  The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. The facility is secured by certain of the Company’s properties with a carrying value of $176,724,836 at December 31, 2014. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At December 31, 2014, the effective interest rate was 2.34%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

The borrowing base of $130,000,000 was reaffirmed by the banks in December 2014. Determinations of the borrowing base are made semi-annually or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At December 31, 2014, the Company was in compliance with the covenants of the loan agreement.

(5)

NOTE 5: Deferred Compensation Plan for Directors

Annually, non-employee directors may elect to be included in the Directors’ Deferred Compensation Plan.  The Directors’ Deferred Compensation Plan provides that each outside director may individually elect to be credited with future unissued shares of Company Common Stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees, and may elect to receive shares, when issued, over annual time periods up to ten years.  These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers.  Only on a director’s retirement, termination, death, or a change-in-control of the Company will the shares recorded for such director under the Directors’ Deferred Compensation Plan be issued to the director.  The promise to issue such shares in the future is an unsecured obligation of the Company.

NOTE 6: Restricted  Stock  Plan

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

Effective in May 2014, the board of directors approved for management, at their discretion, to purchase the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

The following table summarizes the Company’s pre-tax compensation expense for the three months ended December 31, 2014 and 2013, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended
	December 31,
	2014	2013
Performance based, restricted stock	$64,174	$72,695
Non-performance based, restricted stock	100,937	55,281
Total compensation expense	$165,111	$127,976

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of December 31, 2014
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$205,374	1.41
Non-performance based, restricted stock	151,862	1.33
Total	$357,236

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

(6)

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the three months ended December 31, 2014 and 2013, the assessment resulted in impairment provisions of $2,191,997 and $202,991, respectively. A reduction in oil, NGL or natural gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

As of December 31, 2014 and 2013, non-producing oil and natural gas properties include costs of $908,872 and $83,174, respectively, on exploratory wells which were drilling and/or testing.

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

(7)

Derivative contracts in place as of December 31, 2014

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
November 2014 - April 2015	100,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.25 ceiling
January - March 2015	100,000 Mmbtu	NYMEX Henry Hub	$4.00 floor / $5.00 ceiling
January - March 2015	30,000 Mmbtu	NYMEX Henry Hub	$4.00 floor / $4.60 ceiling
January - December 2015	100,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.10 ceiling
January - December 2015	70,000 Mmbtu	NYMEX Henry Hub	$3.25 floor / $4.00 ceiling
April - September 2015	70,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.05 ceiling
April - October 2015	50,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.00 ceiling
May - October 2015	70,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $3.95 ceiling

Oil costless collars
July - December 2015	10,000 Bbls	NYMEX WTI	$80.00 floor / $86.50 ceiling

Oil fixed price swaps
January - March 2015	6,000 Bbls	NYMEX WTI	$92.85
January - June 2015	7,000 Bbls	NYMEX WTI	$96.80
January - June 2015	5,000 Bbls	NYMEX WTI	$97.40
January - June 2015	4,000 Bbls	NYMEX WTI	$97.25
April - December 2015	5,000 Bbls	NYMEX WTI	$94.56
July - December 2015	7,000 Bbls	NYMEX WTI	$93.91

Derivative contracts in place as of September 30, 2014

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$3.75 floor / $4.50 ceiling

Natural gas fixed price swaps
July - December 2014	140,000 Mmbtu	NYMEX Henry Hub	$4.11
May - October 2014	30,000 Mmbtu	NYMEX Henry Hub	$4.30
October - December 2014	40,000 Mmbtu	NYMEX Henry Hub	$4.61

Oil costless collars
January - December 2014	4,000 Bbls	NYMEX WTI	$85.00 floor / $100.00 ceiling
July - December 2014	5,000 Bbls	NYMEX WTI	$90.00 floor / $97.00 ceiling

Oil fixed price swaps
January - December 2014	3,000 Bbls	NYMEX WTI	$94.50
June - December 2014	4,000 Bbls	NYMEX WTI	$99.40
July - December 2014	4,000 Bbls	NYMEX WTI	$95.25
July - December 2014	5,000 Bbls	NYMEX WTI	$94.20
January - March 2015	6,000 Bbls	NYMEX WTI	$92.85
January - June 2015	7,000 Bbls	NYMEX WTI	$96.80
January - June 2015	5,000 Bbls	NYMEX WTI	$97.40
January - June 2015	4,000 Bbls	NYMEX WTI	$97.25
April - December 2015	5,000 Bbls	NYMEX WTI	$94.56
July - December 2015	7,000 Bbls	NYMEX WTI	$93.91

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $12,333,036 as of December 31, 2014, and a net asset of $1,901,842 as of September 30, 2014.

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at December 31, 2014, and September 30, 2014. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at December 31, 2014, and September 30, 2014.

	12/31/2014	9/30/2014
	Fair Value (a)	Fair Value (a)
	Commodity Contracts	Commodity Contracts
	Current Assets	Current Assets	Current Liabilities	Non-Current Assets
Gross amounts recognized	$12,333,036	$1,658,785	$8,222	$251,279
Offsetting adjustments	-	(8,222)	(8,222)	-
Net presentation on Condensed Balance Sheets	$12,333,036	$1,650,563	$-	$251,279

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014.

	Fair Value Measurement at December 31, 2014
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$8,386,282	$-	$8,386,282
Derivative Contracts - Collars	$-	$-	$3,946,754	$3,946,754

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value December 31, 2014

Oil Collars	Oil price volatility curve	0% - 38.56%	30.91%	$1,557,327
Natural Gas Collars	Natural gas price volatility curve	0% - 33.11%	23.26%	$2,389,427

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2014	$30,044
Total gains or (losses)
Included in earnings	3,775,971
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	140,739
Transfers in and out of Level 3	-
Balance of Level 3 as of December 31, 2014	$3,946,754

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended December 31,
	2014		2013
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$2,322,760	$2,191,997	$236,199	$202,991

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

At December 31, 2014, and September 30, 2014, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 12: Acquisitions

On June 17, 2014,  the Company closed an acquisition of certain Eagle Ford Shale assets located in LaSalle and Frio

(10)

Counties, Texas, in the core of the Eagle Ford Shale. The assets were purchased from private sellers and included a 16% non-operated working interest in 11,100 gross (1,775 net) acres. The acreage is largely contiguous, entirely held by production and, at the time of closing, contained 63 producing wells (57 Eagle Ford, 5 Pearsall and 1 Buda) and 109 undeveloped Eagle Ford locations. The adjusted purchase price at closing was  $81.7 million and was funded by utilizing the Company’s bank credit facility. The purchase price was allocated to the producing wells and undeveloped locations based on fair value determined by estimated reserves and adjusted for working capital. The purchase price allocation is preliminary, pending the finalization of working capital adjustments. Adjustments to the estimated fair values may be recorded during the allocation period, not to exceed one year from the date of acquisition.

Actual and Pro Forma Impact of Acquisitions (Unaudited)

Revenues attributable to this acquisition included in the Company’s statement of operations for the three months ended December 31, 2014, were $4,270,866. Net income attributable to the acquisition included in the statement of operations for the three months ended December 31, 2014, was $872,919.

The following table presents the unaudited pro forma financial information assuming the Company had acquired this business on October 1, 2013:

	For the Three Months Ended
	December 31,
	2014	2013
Revenue:
As reported	$30,999,170	$18,396,756
Pro forma revenue	-	5,869,980
Pro forma	$30,999,170	$24,266,736

Net Income:
As reported	$10,233,761	$4,926,318
Pro forma income	-	2,435,848
Pro forma	$10,233,761	$7,362,166

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements for fiscal 2015 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil, NGL and natural gas reserves and other information currently available to management. The Company cautions that the Forward-Looking Statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil, NGL and natural gas reserves. Investors should also read the other information in this Form 10-Q and the Company’s 2014 Annual Report on Form 10-K where risk factors are presented and further discussed. For all the above

(11)

reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $15,663,248 at December 31, 2014,  compared to $9,919,037 at September 30, 2014.

Liquidity:

Cash and cash equivalents were $519,605 as of December 31, 2014, compared to $509,755 at September 30, 2014,  an increase of $9,850. Cash flows for the three months ended December 31 are summarized as follows:

Net cash provided (used) by:
	2014	2013	Change

Operating activities	$15,185,489	$11,886,347	$3,299,142
Investing activities	(15,044,936)	(11,425,639)	(3,619,297)
Financing activities	(130,703)	(3,032,918)	2,902,215
Increase (decrease) in cash and cash equivalents	$9,850	$(2,572,210)	$2,582,060

Operating activities:

Net cash provided by operating activities increased $3,299,142 during the 2015 period, as compared to the 2014 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $4,729,382.

•	Decreased income tax payments of $182,278.

•	Increased net receipts on derivative contracts of $424,002.

•	Increased interest payments of $393,779.

•	Increased payments for G&A expenses of $95,598.

•	Increased payments for field operating expenses of $1,603,315.

Investing activities:

Net cash used in investing activities increased $3,619,297 during the 2015 period, as compared to the 2014 period, due to:

•	A decrease in cash used to acquire properties of $1,606,455.

•	Higher drilling and completion activity during 2015 increased capital expenditures by $5,009,369.

•	Lower proceeds from mineral leasing of $186,975.

Financing activities:

Net cash used in financing activities decreased $2,902,215 during the 2015 period, as compared to the 2014 period, the result of the following:

•	During the period ended December 31, 2014, net borrowings increased $715,107. During the period ended December 31, 2013, net borrowings decreased $2,262,256.

Capital Resources:

Capital expenditures to drill and complete wells increased $5,009,369 (51%) from the 2014 to the 2015 period.  This

(12)

increase was largely due to drilling activity in the Eagle Ford Shale oil play in South Texas. Less significant capital expenditures were also made to fund horizontal drilling in the Arkansas Fayetteville Shale (dry natural gas), western and southern Oklahoma (oil and NGL rich) and the North Dakota Bakken Shale (oil).

Oil, NGL and natural gas production volumes increased 7% on an Mcfe basis during the 2015 period, as compared to the 2014 period. The production increase was the result of added production from the acquired properties in the Eagle Ford Shale and new production coming on line, which, combined, exceeded the natural production decline of existing wells. As the Company will be receiving oil production from the Eagle Ford properties for all of 2015 (as compared to three and one-half months of fiscal 2014), we expect 2015 oil production to increase over that of 2014. Natural gas and NGL production volumes are expected to be lower in 2015, as compared to 2014, as a result of anticipated lower 2015 capital expenditures which is discussed below.

The sharp drop in oil prices since September 2014, combined with lower natural gas prices within the last couple of months, has resulted in many of the operators in plays where we own an interest announcing that they are lowering their budgeted capital expenditures for calendar 2015. Particularly, on our Eagle Ford Shale properties and on five North Dakota Bakken Shale wells in which the Company owns an interest, the operators have recently ceased drilling and completion activities until the combination of oil prices and well service costs improve to a level which would yield a reasonable rate of return. As a result, Panhandle’s capital expenditures during 2015 are expected to be significantly less than in 2014. Reduced capital expenditures are anticipated to result in somewhat lower oil, NGL and natural gas production volumes in the remaining three quarters of 2015 compared to the first quarter, and combined with lower product prices, cash flow from operations will be reduced as long as product prices remain depressed. However, management does expect 2015 cash flow from operations to exceed capital expenditures, dividend payments and treasury stock purchases and plans to use excess cash flow to reduce bank debt.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures; thus, making 2015 capital expenditures for drilling and completion projects difficult to forecast.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE  10  – “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Three months ended
12/31/2014

Cash provided by operating activities	$15,185,489
Cash provided (used) by:
Capital expenditures - drilling and completion of wells	(14,901,631)
Quarterly dividends of $.08 per share	(666,199)
Treasury stock purchases	(120,611)
Net borrowings on credit facility	715,107
Other investing and financing activities	(202,305)
Net cash used	(15,175,639)

Net increase (decrease) in cash	$9,850

Outstanding borrowings on the credit facility at December 31, 2014, were $78,715,107.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($51,284,893 at December 31, 2014) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA and dividends as a percent of operating cash flow).

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2015, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

(13)

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 – COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

Overview:

The Company recorded first quarter 2015 net income of $10,233,761, or $0.61 per share, as compared to $4,926,318, or $0.29 per share, in the 2014 quarter. The increase in net income was principally the result of gains on derivative contracts and increased oil and NGL sales; offset by increases in provision for impairment, LOE,  DD&A, interest expense and income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $1,046,618 or 6% for the 2015 quarter. Oil, NGL and natural gas sales were up due to increases in oil and NGL sales volumes of 40% and 96%, respectively. These increases were partially offset by a decrease in natural gas sales volumes of 7% and a decrease in oil and NGL prices of 24% and 16%, respectively.  The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2015 and 2014:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
12/31/2014	116,583	$70.87	2,601,161	$3.59	72,804	$26.19	3,737,483	$5.22
12/31/2013	83,413	$93.66	2,785,952	$3.41	37,140	$31.35	3,509,270	$5.26

Oil production increases were principally the result of a full quarter of production from the Eagle Ford Shale properties which were acquired in June 2014, offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays. Eagle Ford Shale production in the first quarter of 2015 was negatively impacted by the delay of completion of six wells that were drilled in the quarter. The operator has elected to defer the completions until oil prices recover from their current depressed levels and/or service costs decline materially. NGL production increases resulted from drilling in western Oklahoma horizontal plays that are rich in NGL, principally the Anadarko Woodford Shale, Granite Wash and Marmaton. A full quarter of production from the Eagle Ford Shale properties, which were acquired in 2014, also contributed to the NGL production increase. Natural gas production decreases were the result of natural decline from existing properties, principally in western Oklahoma, the Texas Panhandle, the southeastern Oklahoma Woodford Shale and the Fayetteville Shale, exceeding production from new wells in those areas. This decline was partially offset by growth in natural gas production in the Anadarko Woodford Shale and from a full quarter of natural gas production from the Eagle Ford Shale properties which were acquired in June 2014.

The Company anticipates a material decrease in oil and NGL related capital expenditures in the remainder of 2015 to continue as long as the price of those products remains at or near their current depressed levels. Therefore, oil and NGL production are anticipated to decrease, in the remaining three quarters compared to the first quarter, as the result of natural decline. The Company anticipates a decrease in natural gas related capital expenditures in the remainder of 2015 due to lower natural gas prices and an anticipated reduction in drilling in the Fayetteville Shale resulting from an announced decrease in the 2015 drilling budget by the primary operator in the play. Natural gas production is anticipated to decrease, in the remaining three quarters of 2015, as the result of natural decline in western Oklahoma, the Texas Panhandle, the southeastern Oklahoma Woodford Shale and the Fayetteville Shale, which will not be completely offset by new production.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
12/31/2014	116,583	2,601,161	72,804	3,737,483
9/30/2014	126,256	2,690,493	55,849	3,783,123
6/30/2014	70,479	2,508,346	63,029	3,309,394
3/31/2014	66,239	2,788,768	51,670	3,496,222
12/31/2013	83,413	2,785,952	37,140	3,509,270

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $12,333,036 as of December 31, 2014, and a net liability of $466,772 as of December 31, 2013. We had a net gain on derivative contracts of $11,250,265 in the 2015 quarter as compared

(14)

to a net loss of $496,901 recorded in the 2014 quarter. The change is principally due to the oil and natural gas collars and fixed price swaps increasing in value as projected oil and natural gas prices at December 31, 2014, were well below the floor prices of the collars and well below the fixed price of the swaps.

Lease Operating Expenses (LOE):

LOE increased $1,469,953 or 44% in the 2015 quarter. LOE per Mcfe increased in the 2015 quarter to $1.28 compared to $0.94 in the 2014 quarter. LOE related to field operating costs increased $1,486,415 in the 2015 quarter compared to the 2014 quarter, a 99% increase. Field operating costs were $.80 per Mcfe in the 2015 quarter as compared to $.43 per Mcfe in the 2014 quarter. This increase in rate in the 2015 quarter is principally the result of the properties added in the Eagle Ford Shale acquisition in the third quarter of 2014 and the significant number of oil and NGL rich wells drilled in recent years. These wells have higher lifting costs than our overall well population, which are predominantly natural gas producers.

The increase in LOE related to field operating costs was slightly offset by a decrease in handling fees (primarily gathering, transportation and marketing costs) of $16,462 in the 2015 quarter compared to the 2014 quarter. On a per Mcfe basis, these fees decreased $.04 due to increases in oil and NGL production, while natural gas production decreased. Natural gas sales bear the large majority of the handling. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $831,000 or 16% in the 2015 quarter. DD&A in the 2015 quarter was $1.64 per Mcfe as compared to $1.51 per Mcfe in the 2014 quarter. DD&A increased $485,812 as a result of this $.13 increase in the DD&A rate. An additional increase of $345,188 was the result of production increasing 7% in the 2015 quarter compared to the 2014 quarter. The rate increase is mainly due to higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company has added production.

Provision for Impairment:

The provision for impairment increased $1,989,006 in the 2015 quarter compared to the 2014 quarter. During the 2015 quarter, impairment of $2,191,997 was recorded on eleven small fields. One oil field in Hemphill County, Texas accounted for $1,846,488 of the impairment due mainly to declining oil prices. During the 2014 quarter, impairment of $202,991 was recorded on three small fields. These fields have few wells and are more susceptible to impairment when a well in these fields experiences downward reserve revisions due to reserve pricing or well performance.

Interest Expense

Interest expense increased $402,733 in the 2015 quarter, as compared to the 2014 quarter. The increase was due to a larger outstanding debt balance that was used to purchase the Eagle Ford Shale properties in the third quarter of 2014.

Income Taxes:

Provision for income taxes increased in the 2015 quarter by $2,404,000, the result of a $7,711,443 increase in income before provision for income taxes in the 2015 quarter compared to the 2014 quarter. The effective tax rate was 31% in the 2014 quarter and the 2015 quarter.  Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both quarters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market

(15)

price of oil, NGL and natural gas in 2015 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2015 derivative contracts, the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $1,077,356 for operating revenue based on the Company’s prior year natural gas volumes.  The price sensitivity in 2015 for each $1.00 per barrel change in wellhead oil price is approximately $346,387 for operating revenue  based on the Company’s prior year oil volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $215,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $339,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $64,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facility. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At December 31, 2014, the Company had $78,715,107 outstanding under this facility. And the effective interest rate was 2.34%. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2014, the Company repurchased shares of the Company’s common stock as summarized in the table below.

(16)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1 - 10/31/14	320	$20.56	320	$1,355,109
12/1 - 12/31/14	6,857	$16.63	6,857	$1,241,078
Total	7,177	$16.81	7,177

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in March 2014, the Board of Directors approved repurchase of up to $1.5 million of the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Pursuant to previously adopted board resolutions, the purchase of an additional $1.5 million of the Company’s common stock became authorized and approved effective June 26, 2013. The shares are held in treasury and are accounted for using the cost method. Effective May 14, 2014, the Board adopted resolutions to allow management to repurchase the Company’s common stock at their discretion.

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

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

February 9, 2015	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

February 9, 2015	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

February 9, 2015	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(17)