Form 10-Q
period 2015-03-31
PANHANDLE OIL & GAS INC
filed 2015-05-07
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	March 31, 2015

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at May 7, 2015:			16,532,368

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

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	September 30, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$586,982	$509,755
Oil, NGL and natural gas sales receivables	9,639,059	16,227,469
Refundable production taxes	599,371	625,996
Derivative contracts, net	10,490,170	1,650,563
Other	328,249	354,828
Total current assets	21,643,831	19,368,611

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	434,412,916	418,237,512
Non-producing oil and natural gas properties	8,805,553	10,260,717
Other	1,381,454	1,317,725
	444,599,923	429,815,954
Less accumulated depreciation, depletion and amortization	(216,596,904)	(204,731,661)
Net properties and equipment	228,003,019	225,084,293

Investments	2,037,067	1,936,421
Derivative contracts, net	-	251,279
Total assets	$251,683,917	$246,640,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,094,559	$7,034,773
Deferred income taxes	1,015,100	600,100
Income taxes payable	1,027,237	523,843
Accrued liabilities and other	886,574	1,290,858
Total current liabilities	8,023,470	9,449,574

Long-term debt	71,923,589	78,000,000
Deferred income taxes	39,646,907	37,363,907
Asset retirement obligations	2,735,026	2,638,470

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 16,863,004 issued at
March 31, 2015, and September 30, 2014	280,938	280,938
Capital in excess of par value	2,932,208	2,861,343
Deferred directors' compensation	2,951,400	3,110,351
Retained earnings	128,399,133	118,794,188
	134,563,679	125,046,820
Less treasury stock, at cost; 330,636 shares at March 31,
2015, and 372,364 shares at September 30, 2014	(5,208,754)	(5,858,167)
Total stockholders' equity	129,354,925	119,188,653
Total liabilities and stockholders' equity	$251,683,917	$246,640,604

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$12,437,549	$21,108,301	$31,957,249	$39,581,383
Lease bonuses and rentals	253,050	19,717	282,341	215,946
Gains (losses) on derivative contracts	1,900,162	(1,587,029)	13,150,427	(2,083,930)
Income from partnerships	88,273	211,056	288,187	435,402
	14,679,034	19,752,045	45,678,204	38,148,801
Costs and expenses:
Lease operating expenses	4,376,996	3,653,000	9,162,346	6,968,397
Production taxes	399,157	706,033	1,021,669	1,277,597
Exploration costs	3,105	24,429	28,457	63,184
Depreciation, depletion and amortization	5,811,590	4,939,834	11,950,609	10,247,853
Provision for impairment	1,208,645	227,152	3,400,642	430,143
Loss (gain) on asset sales and other	(7,145)	104,644	(9,127)	27,189
Interest expense	409,276	-	812,009	-
General and administrative	1,850,203	1,651,380	3,808,631	3,524,547
	14,051,827	11,306,472	30,175,236	22,538,910
Income before provision (benefit) for income taxes	627,207	8,445,573	15,502,968	15,609,891

Provision (benefit) for income taxes	(77,000)	2,791,000	4,565,000	5,029,000

Net income	$704,207	$5,654,573	$10,937,968	$10,580,891

Basic and diluted earnings per common share (Note 3)	$0.04	$0.34	$0.65	$0.63

Basic and diluted weighted average shares outstanding:
Common shares	16,514,435	16,473,344	16,504,512	16,468,522
Unissued, directors' deferred compensation shares	266,066	252,102	265,503	251,424
	16,780,501	16,725,446	16,770,015	16,719,946

Dividends declared per share of
common stock and paid in period	$0.04	$0.04	$0.08	$0.08

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2015

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2014	16,863,004	$280,938	$2,861,343	$3,110,351	$118,794,188	(372,364)	$(5,858,167)	$119,188,653

Purchase of treasury stock	-	-	-	-	-	(7,177)	(120,611)	(120,611)
Restricted stock awards	-	-	531,243	-	-	-	-	531,243
Net income	-	-	-	-	10,937,968	-	-	10,937,968
Dividends ($.08 per share)	-	-	-	-	(1,333,023)	-	-	(1,333,023)
Distribution of restricted stock
to officers and directors	-	-	(476,423)	-	-	26,533	417,665	(58,758)
Distribution of deferred directors'
compensation	-	-	16,045	(328,415)	-	22,372	352,359	39,989
Increase in deferred directors'
compensation charged to expense	-	-	-	169,464	-	-	-	169,464

Balances at March 31, 2015	16,863,004	$280,938	$2,932,208	$2,951,400	$128,399,133	(330,636)	$(5,208,754)	$129,354,925
(unaudited)

Six Months Ended March 31, 2014

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2013	16,863,004	$280,938	$2,447,424	$2,756,526	$96,454,449	(400,496)	$(6,283,851)	$95,655,486

Purchase of treasury stock	-	-	-	-	-	(7,444)	(122,044)	(122,044)
Restricted stock awards	-	-	262,174	-	-	-	-	262,174
Net income	-	-	-	-	10,580,891	-	-	10,580,891
Dividends ($.08 per share)	-	-	-	-	(1,330,215)	-	-	(1,330,215)
Distribution of restricted stock
to officers	-	-	(259,511)	-	-	18,280	275,662	16,151
Increase in deferred directors'
compensation charged to expense	-	-	-	189,506	-	-	-	189,506

Balances at March 31, 2014	16,863,004	$280,938	$2,450,087	$2,946,032	$105,705,125	(389,660)	$(6,130,233)	$105,251,949
(unaudited)

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2015	2014
Operating Activities	(unaudited)
Net income (loss)	$10,937,968	$10,580,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,950,609	10,247,853
Impairment	3,400,642	430,143
Provision for deferred income taxes	2,698,000	1,453,000
Exploration costs	28,457	63,184
Gain from leasing fee mineral acreage	(281,124)	(215,704)
Net (gain) loss on sales of assets	-	152,766
Income from partnerships	(288,187)	(435,402)
Distributions received from partnerships	395,852	547,028
Directors' deferred compensation expense	169,464	189,506
Restricted stock awards	531,243	262,174
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	6,588,410	(3,384,957)
Fair value of derivative contracts	(8,588,328)	1,717,527
Refundable production taxes	26,625	264,048
Other current assets	26,579	(55,727)
Accounts payable	(41,635)	46,051
Income taxes payable	503,394	113,890
Accrued liabilities	(404,053)	(242,919)
Total adjustments	16,715,948	11,152,461
Net cash provided by operating activities	27,653,916	21,733,352

Investing Activities
Capital expenditures, including dry hole costs	(19,797,996)	(17,606,988)
Acquisition of working interest properties	(308,180)	(1,550,205)
Acquisition of minerals and overrides	-	(56,250)
Proceeds from leasing fee mineral acreage	286,844	237,733
Investments in partnerships	(208,312)	(201,898)
Proceeds from sales of assets	-	92,000
Net cash used in investing activities	(20,027,644)	(19,085,608)

Financing Activities
Borrowings under debt agreement	18,894,612	8,312,545
Payments of loan principal	(24,971,023)	(10,574,801)
Purchases of treasury stock	(120,611)	(122,044)
Payments of dividends	(1,333,023)	(1,330,215)
Excess tax benefit on stock-based compensation	(19,000)	16,000
Net cash provided by (used in) financing activities	(7,549,045)	(3,698,515)

Increase (decrease) in cash and cash equivalents	77,227	(1,050,771)
Cash and cash equivalents at beginning of period	509,755	2,867,171
Cash and cash equivalents at end of period	$586,982	$1,816,400

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$32,728	$84,786

Gross additions to properties and equipment	$18,207,598	$17,290,125
Net (increase) decrease in accounts payable for
properties and equipment additions	1,898,578	1,923,318
Capital expenditures and acquisitions, including dry hole costs	$20,106,176	$19,213,443

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is recorded, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended March 31, 2015, was 29% as compared to 32% for the six months ended March 31, 2014.  The effective tax rate for the second quarter ended March 31, 2015, was -12% as compared to 33% for the quarter ended March 31, 2014.  The lower estimated effective tax rate as of the end of the 2015 second quarter of 29%, as compared to 31% estimated at the end of the 2015 first quarter, resulted in a tax benefit recorded during the 2015 second quarter. When a tax benefit is recorded in a quarter with net income (as opposed to a net loss) before provision for income taxes, the result is a negative effective tax rate for the quarter, as was the case for the 2015 second quarter.

NOTE 3: Basic and Diluted Earnings per Share

Basic and diluted earnings per share is calculated using net income divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a borrowing base of  $130,000,000 and a maturity date of November 30, 2018.  The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. The facility is secured by certain of the Company’s properties with a carrying value of $173,070,288 at March 31, 2015. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At March 31, 2015, the effective interest rate was 2.40%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(5)

The borrowing base of $130,000,000 was reaffirmed by the banks in December 2014. Determinations of the borrowing base are made semi-annually or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At March 31, 2015, the Company was in compliance with the covenants of the loan agreement.

NOTE 5: Deferred Compensation Plan for Non-Employee Directors

Annually, non-employee directors may elect to be included in the Deferred Compensation Plan for Non-Employee Directors. The Deferred Compensation Plan for Non-Employee Directors provides that each outside director may individually elect to be credited with future unissued shares of Company common stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees, and may elect to receive shares, when issued, over annual time periods up to ten years. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers. Only upon a director’s retirement, termination, death, or a change-in-control of the Company will the shares recorded for such director under the Deferred Compensation Plan for Non-Employee Directors be issued to the director. The promise to issue such shares in the future is an unsecured obligation of the Company.

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

Effective in May 2014, the board of directors approved for management, at their discretion, to purchase the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

On March 4, 2015, the Company awarded 11,828 non-performance based shares and 35,485 performance based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a  three year period and contains nonforfeitable rights to receive dividends and voting rights during the vesting period. The non-performance and performance based shares had a fair value on their award date of $213,969 and $349,399, respectively. The Company recognized $196,800 of compensation expense on the award date for performance based shares for officers that were eligible for retirement. The remaining fair value for the performance based awards as well as the entire fair value of the non-performance based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the performance based shares on their award date is calculated by simulating the Company’s stock prices as compared to the Dow Jones Select Oil Exploration and Production Index (DJSOEP) prices utilizing a Monte Carlo model covering the performance period (December 10, 2014, through December 10, 2017).

On March 4, 2015, the Company awarded 10,200 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly starting on March 31, 2015. The restricted stock contains nonforfeitable rights to receive dividends and voting rights during the vesting period. These non-performance based shares had a fair value on their award date of $210,018.

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2015 and 2014, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Performance based, restricted stock	$255,132	$77,585	$319,306	$150,280
Non-performance based, restricted stock	111,000	56,613	211,937	111,894
Total compensation expense	$366,132	$134,198	$531,243	$262,174

(6)

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of March 31, 2015
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$299,641	1.86
Non-performance based, restricted stock	464,867	1.63
Total	$764,508

Upon vesting, shares are expected to be issued out of shares held in treasury.

NOTE 7: Oil, NGL and Natural Gas Reserves

Management considers the estimation of the Company’s crude oil, NGL and natural gas reserves to be the most significant of its judgments and estimates. Changes in crude oil, NGL and natural gas reserve estimates affect the Company’s calculation of DD&A, provision for retirement of assets and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil, NGL and natural gas reserves based on available geological and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing appropriate prices for the current period. The estimated oil, NGL and natural gas reserves were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month oil, NGL and natural gas price for each month within the 12-month period prior to the balance sheet date, held flat over the life of the properties. However, projected future crude oil, NGL and natural gas pricing assumptions are used by management to prepare estimates of crude oil, NGL and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions. Crude oil, NGL and natural gas prices are volatile and affected by worldwide production and consumption and are outside the control of management.

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the three months ended March 31, 2015 and 2014, the assessment resulted in impairment provisions of $1,208,645 and $227,152, respectively. For the six months ended March 31, 2015 and 2014, the assessment resulted in impairment provisions of $3,400,642 and $430,143, respectively. The impairment provisions for the three and six months ended March 31, 2015, are principally the result of lower projected future prices for oil, NGL and natural gas. A reduction in oil, NGL or natural gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

As of March 31, 2015 and 2014, non-producing oil and natural gas properties include costs of $491,338 and $449,816, respectively, on exploratory wells which were drilling and/or testing.

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

(7)

Oklahoma and are secured under its credit facility with Bank of Oklahoma. The derivative instruments have settled or will settle based on the prices below.

Derivative contracts in place as of March 31, 2015

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

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $10,490,170 as of March 31, 2015, and a net asset of $1,901,842 as of September 30, 2014.

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at March 31, 2015, and September 30, 2014. The Company adopted the accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at March 31, 2015, and September 30, 2014.

	March 31, 2015	September 30, 2014
	Fair Value (a)	Fair Value (a)
	Commodity Contracts	Commodity Contracts
	Current Assets	Current Assets	Current Liabilities	Non-Current Assets
Gross amounts recognized	$10,490,170	$1,658,785	$8,222	$251,279
Offsetting adjustments	-	(8,222)	(8,222)	-
Net presentation on Condensed Balance Sheets	$10,490,170	$1,650,563	$-	$251,279

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015.

	Fair Value Measurement at March 31, 2015
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$6,847,921	$-	$6,847,921
Derivative Contracts - Collars	$-	$-	$3,642,249	$3,642,249

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2015

Oil Collars	Oil price volatility curve	27.59% - 32.10%	30.32%	$1,561,111
Natural Gas Collars	Natural gas price volatility curve	0% - 27.21%	18.16%	$2,081,138

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2014	$30,044
Total gains or (losses)
Included in earnings	2,377,176
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	1,235,029
Transfers in and out of Level 3	-
Balance of Level 3 as of March 31, 2015	$3,642,249

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended March 31,
	2015		2014
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$1,510,458	$1,208,645	$391,898	$227,152

	Six Months Ended March 31,
	2015		2014
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$3,833,218	$3,400,642	$628,097	$430,143

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

At March 31, 2015, and September 30, 2014, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and

(10)

terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

Actual and Pro Forma Impact of Acquisitions (Unaudited)

Revenues attributable to this acquisition included in the Company’s statement of operations for the quarter and six months ended March 31, 2015, were $2,479,528 and $6,750,394, respectively. Net income (loss) attributable to the acquisition included in the statement of operations for the quarter and six months ended March 31, 2015, was ($214,172) and $658,747, respectively. These amounts do not include gains on derivative contracts as noted on the Statement of Operations.

The following table presents the unaudited pro forma financial information assuming the Company had acquired this business on October 1, 2013:

	For the Six Months Ended
	March 31,
	2015	2014
Revenue:
As reported	$45,678,204	$38,148,801
Pro forma revenue	-	12,048,609
Pro forma	$45,678,204	$50,197,410

Net Income:
As reported	$10,937,968	$10,580,891
Pro forma income	-	4,666,818
Pro forma	$10,937,968	$15,247,709

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $13,620,361 at March 31, 2015,  compared to $9,919,037 at September 30, 2014.

Liquidity:

Cash and cash equivalents were $586,982 as of March 31, 2015, compared to $509,755 at September 30, 2014,  an increase of $77,227. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:
	2015	2014	Change

Operating activities	$27,653,916	$21,733,352	$5,920,564
Investing activities	(20,027,644)	(19,085,608)	(942,036)
Financing activities	(7,549,045)	(3,698,515)	(3,850,530)
Increase (decrease) in cash and cash equivalents	$77,227	$(1,050,771)	$1,127,998

Operating activities:

Net cash provided by operating activities increased $5,920,564 during the 2015 period, as compared to the 2014 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $2,827,974.

•	Decreased income tax payments of $2,088,430.

•	Increased net receipts on derivative contracts of $4,928,502.

•	Increased interest payments of $740,544.

•	Increased payments for G&A and other expenses of $292,236.

•	Increased payments for field operating expenses of $2,891,562.

Investing activities:

Net cash used in investing activities increased $942,036 during the 2015  period, as compared to the 2014  period, due to:

•	A decrease in cash used to acquire properties of $1,298,275.

•	Higher payments for drilling and completion activity during 2015 increased capital expenditures by $2,191,008.

(12)

Financing activities:

Net cash used in financing activities increased $3,850,530 during the 2015 period, as compared to the 2014 period, the result of the following:

•	During the period ended March 31, 2015, net borrowings decreased $6,076,411; during the period ended March 31, 2014, net borrowings decreased $2,262,256.

Capital Resources:

Capital expenditures to drill and complete wells increased $2,191,008 (12%) from the 2014 to the 2015 period.  First quarter 2015 drilling activity in the Eagle Ford Shale oil play in South Texas accounted for most of the increase; while less significant capital expenditures have also been made to fund horizontal drilling in the Arkansas Fayetteville Shale (dry natural gas), western and southern Oklahoma (oil and NGL rich) and the North Dakota Bakken Shale (oil). During the 2015 second quarter and currently, the only significant drilling activity in which the Company is participating as a working interest owner is in the south-central Oklahoma Woodford and Springer plays and in the Fayetteville Shale.

Oil, NGL and natural gas production volumes increased 3% on an Mcfe basis during the 2015 period, as compared to the 2014 period.  Oil production increased principally due to production from the Eagle Ford Shale properties acquired in June 2014 and from drilling in the Anadarko Basin Woodford Shale. These increases were partially offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays. The Eagle Ford Shale production in the second quarter of 2015 was impacted by the delay of completion of six wells that were drilled in the first quarter of 2015. The operator has elected to defer the completions until oil prices recover from their current depressed levels and/or service costs decline materially. Natural gas production decreased as a result of declining associated natural gas production from western Oklahoma and Texas Panhandle horizontal Marmaton, Cleveland and Granite Wash oil plays and declines in the Northern Oklahoma Mississippian, Fayetteville Shale and southeast Oklahoma Woodford Shale. These decreases were partially offset by production from the Eagle Ford Shale and increased production from the Anadarko Basin Woodford Shale. NGL production decreased due to declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays, partially offset by production from the Eagle Ford Shale and increased production from the Anadarko Basin Woodford Shale. Due to the Company receiving oil production from the Eagle Ford properties for all of 2015 (as compared to three and one-half months of fiscal 2014), we expect 2015 oil production to increase over that of 2014. Natural gas and NGL production volumes are expected to be lower in 2015, as compared to 2014, as a result of anticipated lower 2015 capital expenditures which is discussed below.

In many of the plays where we own an interest, the sharp drop in oil prices since September 2014, combined with lower natural gas and NGL prices experienced from the end of the 2015 first quarter until now, has resulted in many of the operators lowering their budgeted capital expenditures for calendar 2015. The operator of our Eagle Ford Shale properties has ceased drilling and, as noted above, suspended completion activities on six wells. On five North Dakota Bakken Shale wells in which the Company owns a working interest, the operators have ceased drilling and completion activities until the combination of oil prices and well service costs improve to a level which would yield a reasonable rate of return. As a result, Panhandle’s capital expenditures during 2015 are expected to be significantly less than in 2014. Reduced capital expenditures are anticipated to result in marginally lower oil, NGL and natural gas production volumes in the remaining six months of 2015 compared to the first six months. The net effect of lower production volumes and product prices, partially offset by realized gains on derivative contracts, is expected to reduce cash provided by operating activities in the remaining six months of 2015 as compared to the first six months. However, management expects 2015 cash provided by operating activities to exceed capital expenditures, dividend payments and treasury stock purchases and plans to continue the use of excess cash to reduce bank debt.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes 2015 capital expenditures for drilling and completion projects difficult to forecast.

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

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

(13)

Six months ended
March 31, 2015

Cash provided by operating activities	$27,653,916
Cash provided (used) by:
Capital expenditures - acquisitions	(308,180)
Capital expenditures - drilling and completion of wells	(19,797,996)
Quarterly dividends of $.08 per share	(1,333,023)
Treasury stock purchases	(120,611)
Net borrowings on credit facility	(6,076,411)
Other investing and financing activities	59,532
Net cash used	(27,576,689)

Net increase (decrease) in cash	$77,227

Outstanding borrowings on the credit facility at March 31, 2015, were $71,923,589.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($58,076,411 at March 31, 2015) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA and dividends as a percent of operating cash flow).

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2015, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Overview:

The Company recorded second quarter 2015 net income of $704,207, or $0.04 per share, as compared to $5,654,573, or $0.34 per share, in the 2014 quarter. The decrease in net income was principally the result of decreased oil, NGL and natural gas sales, increases in provision for impairment, LOE, DD&A and interest expense; offset by gains on derivative contracts, and decreased production and income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $8,670,752 or 41% for the 2015 quarter. Oil, NGL and natural gas sales were down due to decreases in NGL and natural gas sales volumes of  6% and 11%, respectively, and decreases in oil, NGL and natural gas prices of 51%, 59% and 44%, respectively.  These decreases were partially offset by an increase in oil sales volumes of 73%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2015 and 2014:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2015	114,567	$45.67	2,475,777	$2.64	48,681	$13.82	3,455,265	$3.60
3/31/2014	66,239	$92.74	2,788,768	$4.74	51,670	$33.53	3,496,222	$6.04

The oil production increase was principally the result of production from the Eagle Ford Shale properties which were acquired in June 2014, offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays. The Eagle Ford Shale production in the second quarter of 2015 was impacted by the delay of completion of six wells that were drilled in the first quarter of 2015. The operator has elected to defer the completions until oil prices recover from their current depressed levels and/or service costs decline materially. The decrease in natural gas production was the result of declining associated natural gas production from western Oklahoma horizontal Marmaton and

(14)

Granite Wash oil plays and declining production from the southeast Oklahoma Woodford Shale and the Fayetteville Shale in Arkansas. The NGL production decrease resulted from declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays, partially offset by production from the Eagle Ford Shale in Texas and increasing production due to drilling in the Anadarko Basin Woodford Shale in Oklahoma.

The Company anticipates a material decrease in oil and NGL related capital expenditures in the remainder of 2015, continuing as long as the price of those products remains at or near their current depressed levels. Therefore, oil and NGL production are anticipated to marginally decrease, in the second half of 2015 compared to the first half, as the result of natural decline not completely offset by new production. The Company anticipates a decrease in natural gas related capital expenditures in the remainder of 2015 due to lower natural gas prices and an anticipated reduction in drilling in the Fayetteville Shale resulting from an announced decrease in the 2015 drilling budget by the primary operator in the play. Natural gas production is anticipated to decrease, in the second half of 2015, as the result of natural decline in western Oklahoma, the Texas Panhandle, the southeastern Oklahoma Woodford Shale and the Fayetteville Shale, which will not be completely offset by new production.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
3/31/2015	114,567	2,475,777	48,681	3,455,265
12/31/2014	116,583	2,601,161	72,804	3,737,483
9/30/2014	126,256	2,690,493	55,849	3,783,123
6/30/2014	70,479	2,508,346	63,029	3,309,394
3/31/2014	66,239	2,788,768	51,670	3,496,222

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $10,490,170 as of March 31, 2015, and a net liability of $1,292,329 as of March 31, 2014. We had a net gain on derivative contracts of $1,900,162 in the 2015 quarter as compared to a net loss of $1,587,029 recorded in the 2014 quarter. The change is principally due to the oil and natural gas collars and fixed price swaps increasing in value as projected oil and natural gas prices at March 31, 2015, were well below the floor prices of the collars and well below the fixed price of the swaps.

Lease Operating Expenses (LOE):

LOE increased $723,996 or 20% in the 2015 quarter. LOE per Mcfe increased in the 2015 quarter to $1.27 compared to $1.04 in the 2014 quarter. LOE related to field operating costs increased $1,284,853 in the 2015 quarter compared to the 2014 quarter, an 83% increase. Field operating costs were $.82 per Mcfe in the 2015 quarter as compared to $.44 per Mcfe in the 2014 quarter. The increase in rate in the 2015 quarter is principally the result of the properties added in the Eagle Ford Shale acquisition in the third quarter of 2014 and the significant number of oil and NGL rich wells drilled in recent years. These wells have higher lifting costs than our overall well population, which are predominantly natural gas producers.

The increase in LOE related to field operating costs was offset by a decrease in handling fees (primarily gathering, transportation and marketing costs) of $560,857 in the 2015 quarter compared to the 2014 quarter. On a per Mcfe basis, these fees decreased $.15 due to a significant increase in oil production, while natural gas production decreased. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes:

Production taxes decreased $306,876 or 43% in the 2015 quarter as compared to the 2014 quarter. Production taxes as a percentage of oil, NGL and natural gas sales decreased from 3.3% in the 2014 quarter to 3.2% in the 2015 quarter. The decrease in amount is primarily the result of decreased oil, NGL and natural gas sales of $8,670,752 during the 2015 quarter.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $871,756 or 18% in the 2015 quarter. DD&A in the 2015 quarter was $1.68 per Mcfe as compared to $1.41 per Mcfe in the 2014 quarter. DD&A increased $929,624 as a result of this $.27 increase in the DD&A rate per Mcfe. An offsetting decrease of $57,868 was the result of production decreasing 1% in the 2015 quarter compared to the 2014 quarter. The rate increase is mainly due to higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company has added production.

(15)

Provision for Impairment:

The provision for impairment increased $981,493 in the 2015 quarter compared to the 2014 quarter. During the 2015 quarter, impairment of $1,208,645 was recorded on fifteen fields. During the 2014 quarter, impairment of $227,152 was recorded on two small fields. These fields have few wells and are more susceptible to impairment when a well in these fields experiences downward reserve revisions due to reserve pricing or well performance.

Interest Expense

Interest expense increased $409,276 in the 2015 quarter, as compared to the 2014 quarter. The increase was due to a larger outstanding debt balance that was used to purchase the Eagle Ford Shale properties in the third quarter of 2014.

Income Taxes:

Provision for income taxes decreased in the 2015 quarter by $2,868,000, the result of a $7,818,366 decrease in income before provision for income taxes in the 2015 quarter compared to the 2014 quarter and a decrease in the effective tax rate from 33% in the 2014 quarter to -12% in the 2015 quarter. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both quarters. The lower estimated effective tax rate as of the end of the 2015 second quarter of 29%, as compared to 31% estimated at the end of the 2015 first quarter, resulted in a tax benefit recorded during the 2015 second quarter. When a tax benefit is recorded in a quarter with net income (as opposed to a net loss) before provision for income taxes, the result is a negative effective tax rate for the quarter, as was the case for the 2015 second quarter.

SIX MONTHS ENDED MARCH 31, 2015 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2014

Overview:

The Company recorded six month net income of $10,937,968, or $0.65 per share, in the 2015 period, as compared to $10,580,891, or $0.63 per share, in the 2014 period. The increase in net income was principally the result of gains on derivative contracts and decreased income taxes; partially offset by decreased oil, NGL and natural gas sales; increases in provision for impairment, LOE, DD&A and interest expense. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $7,624,134 or 19% for the 2015 period. Oil, NGL and natural gas sales were down due to a decrease in natural gas sales volumes of 9% and decreases in oil, NGL and natural gas prices of 37%, 35% and 23%, respectively. These decreases were partially offset by increases in oil and NGL sales volumes of 54% and 37%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the six month periods of fiscal 2015 and 2014:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2015	231,150	$58.38	5,076,938	$3.13	121,485	$21.23	7,192,748	$4.44
3/31/2014	149,652	$93.26	5,574,720	$4.08	88,810	$32.62	7,005,492	$5.65

The oil production increase was principally the result of production from the Eagle Ford Shale properties which were acquired in June 2014 and from drilling in the Anadarko Basin Woodford Shale, partially offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays. The Eagle Ford Shale production in the second quarter of 2015 was impacted by the delay of completion of six wells that were drilled in the first quarter of 2015. The operator has elected to defer the completions until oil prices recover from their current depressed levels and/or service costs decline materially. The natural gas production decrease was the result of declining associated natural gas production from western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland and Granite Wash, and from declines in the Northern Oklahoma Mississippian, the Fayetteville Shale and the southeast Oklahoma Woodford partially offset by production from the Eagle Ford Shale and by increasing production in the Anadarko Basin Woodford. The NGL production increase was principally the result of increasing production due to drilling from the Anadarko Basin Woodford and production from the Eagle Ford Shale.

The Company anticipates a material decrease in oil and NGL related capital expenditures in the remainder of 2015, continuing as long as the price of those products remains at or near their current depressed levels. Therefore, oil and NGL production are anticipated to marginally decrease in the second half of 2015 compared to the first half, as the result of natural decline not completely offset by new production. The Company anticipates a decrease in natural gas related capital

(16)

expenditures in the remainder of 2015 due to lower natural gas prices and an anticipated reduction in drilling in the Fayetteville Shale resulting from an announced decrease in the 2015 drilling budget by the primary operator in the play. Natural gas production is anticipated to decrease in the second half of 2015 compared to the first half, as the result of natural decline in western Oklahoma, the Texas Panhandle, the southeastern Oklahoma Woodford Shale and the Fayetteville Shale, which will not be completely offset by new production.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $10,490,170 as of March 31, 2015, and a net liability of $1,292,329 as of March 31, 2014. We had a net gain on derivative contracts of $13,150,427 in the 2015 period as compared to a net loss of $2,083,930 recorded in the 2014 period. The change is principally due to the oil and natural gas collars and fixed price swaps increasing in value as projected oil and natural gas prices at March 31, 2015, were well below the floor prices of the collars and well below the fixed price of the swaps.

Lease Operating Expenses (LOE):

LOE increased $2,193,949 or 31% in the 2015 period. LOE per Mcfe increased in the 2015 period to $1.27 compared to $0.99 in the 2014 period.  LOE related to field operating costs increased $2,771,267 in the 2015 period compared to the 2014 period, a 91% increase. Field operating costs were $.81 per Mcfe in the 2015 period as compared to $.44 per Mcfe in the 2014 period. The increase in rate in the 2015 quarter is principally the result of the properties added in the Eagle Ford Shale acquisition in the third quarter of 2014 and the significant number of oil and NGL rich wells drilled in recent years. These wells have higher lifting costs than our overall well population, which are predominantly natural gas producers.

The increase in LOE related to field operating costs was offset by a decrease in handling fees (primarily gathering, transportation and marketing costs) of $577,318 in the 2015 period compared to the 2014 period. The decrease in the amount in the 2015 period is the result of decreased gas production and sales. On a per Mcfe basis, these fees decreased $.09 due to significant increases in oil production, while gas production decreased. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $1,702,756 or 17% in the 2015 period. DD&A in the 2015 period was $1.66 per Mcfe as compared to $1.46 per Mcfe in the 2014 period. DD&A increased $1,428,832 as a result of this $.20 increase in the DD&A rate per Mcfe. An additional increase of $273,924 was the result of production increasing 3% in the 2015 period compared to the 2014 period. The rate increase is mainly due to higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company has added production.

Provision for Impairment:

The provision for impairment increased $2,970,499 in the 2015 period compared to the 2014 period.  During the 2015 period, impairment of $3,400,642 was recorded on nineteen fields. One oil field in Hemphill County, Texas, accounted for $1,846,488 of the impairment due mainly to declining oil prices. During the 2014 period, impairment of $430,143 was recorded on five small fields. These fields have few wells and are more susceptible to impairment when a well in these fields experiences downward reserve revisions due to reserve pricing or well performance.

Interest Expense

Interest expense increased $812,009 in the 2015 period, as compared to the 2014 period. The increase was due to a larger outstanding debt balance that was used to purchase the Eagle Ford Shale properties in the third quarter of 2014.

Income Taxes:

Provision for income taxes decreased in the 2015 period by $464,000, the result of a decrease in the effective tax rate and a $106,923 decrease in pre-tax income in the 2015 period compared to the 2014 period. The effective tax rate for the 2015 and 2014 periods was 29% and 32%, respectively. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both periods.

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

(17)

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

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $156,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $253,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $57,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At March 31, 2015, the Company had $71,923,589 outstanding under this facility. And the effective interest rate was 2.40%. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

(18)

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, the Company did not repurchase shares of the Company’s common stock.

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in March 2014, the Board of Directors approved repurchase of up to $1.5 million of the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Pursuant to previously adopted board resolutions, the purchase of an additional $1.5 million of the Company’s common stock became authorized and approved effective June 26, 2013. The shares are held in treasury and are accounted for using the cost method. Effective May 14, 2014, the Board adopted resolutions to allow management to repurchase the Company’s common stock at their discretion.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on March 4, 2015.

(b)

Two directors (H. Grant Swartzwelder and Lee M. Canaan) were elected for three-year terms and one director (Darryl G. Smette) was elected for a two-year term at the meeting. The directors elected and the results of voting were as follow:

	SHARES
Directors	FOR	WITHHELD
H. Grant Swartzwelder	8,253,641	599,751
Lee M. Canaan	8,728,911	124,481
Darryl G. Smette	8,565,928	287,464

(c)

Two proposals were also voted upon (i) a proposal to ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2015, and (ii) an advisory vote on executive compensation.

	SHARES
	FOR	AGAINST	ABSTAINING
Proposal (i)	12,495,942	383,734	143,725
Proposal (ii)	8,605,704	121,536	126,152

ITEM 6  EXHIBITS

(a)	EXHIBITS	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

(b)	Form 8-K	Dated (3/6/15), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
	Form 8-K	Dated (3/6/15), item 5.07 – Submission of Matters to a Vote of Security Holders

(19)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

May 7, 2015	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

May 7, 2015	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

May 7, 2015	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(20)