Form 10-Q
period 2015-06-30
PANHANDLE OIL & GAS INC
filed 2015-08-07
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	June 30, 2015

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at August 6, 2015:			16,546,376

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

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	September 30, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$925,219	$509,755
Oil, NGL and natural gas sales receivables	9,455,779	16,227,469
Refundable production taxes	585,961	625,996
Derivative contracts, net	5,402,106	1,650,563
Other	196,397	354,828
Total current assets	16,565,462	19,368,611

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	438,750,515	418,237,512
Non-producing oil and natural gas properties	8,703,427	10,260,717
Other	1,390,339	1,317,725
	448,844,281	429,815,954
Less accumulated depreciation, depletion and amortization	(222,231,830)	(204,731,661)
Net properties and equipment	226,612,451	225,084,293

Investments	2,087,629	1,936,421
Derivative contracts, net	-	251,279
Total assets	$245,265,542	$246,640,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,948,158	$7,034,773
Deferred income taxes	745,100	600,100
Income taxes payable	1,041,846	523,843
Accrued liabilities and other	1,017,544	1,290,858
Total current liabilities	8,752,648	9,449,574

Long-term debt	65,500,000	78,000,000
Deferred income taxes	40,072,907	37,363,907
Asset retirement obligations	2,786,229	2,638,470

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 16,863,004 issued at
June 30, 2015, and September 30, 2014	280,938	280,938
Capital in excess of par value	2,879,000	2,861,343
Deferred directors' compensation	3,014,024	3,110,351
Retained earnings	127,002,060	118,794,188
	133,176,022	125,046,820
Less treasury stock, at cost; 316,628 shares at June 30,
2015, and 372,364 shares at September 30, 2014	(5,022,264)	(5,858,167)
Total stockholders' equity	128,153,758	119,188,653
Total liabilities and stockholders' equity	$245,265,542	$246,640,604

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$11,443,590	$19,534,545	$43,400,839	$59,115,928
Lease bonuses and rentals	1,663,402	137,476	1,945,743	353,422
Gains (losses) on derivative contracts	(1,443,472)	(1,427,165)	11,706,955	(3,511,095)
Income from partnerships	85,368	130,121	373,555	565,523
	11,748,888	18,374,977	57,427,092	56,523,778
Costs and expenses:
Lease operating expenses	4,071,634	2,961,750	13,233,980	9,930,147
Production taxes	362,548	593,941	1,384,217	1,871,538
Exploration costs	19,911	6,956	48,368	70,140
Depreciation, depletion and amortization	5,729,460	5,314,777	17,680,069	15,562,630
Provision for impairment	132,118	-	3,532,760	430,143
Loss (gain) on asset sales and other	(18,459)	3,897	(27,586)	31,086
Interest expense	383,047	40,697	1,195,056	40,697
General and administrative	1,565,575	1,825,374	5,374,206	5,349,921
	12,245,834	10,747,392	42,421,070	33,286,302
Income (loss) before provision (benefit) for income taxes	(496,946)	7,627,585	15,006,022	23,237,476

Provision (benefit) for income taxes	232,000	2,505,000	4,797,000	7,534,000

Net income (loss)	$(728,946)	$5,122,585	$10,209,022	$15,703,476

Basic and diluted earnings (loss) per common share (Note 3)	$(0.04)	$0.31	$0.61	$0.94

Basic and diluted weighted average shares outstanding:
Common shares	16,514,435	16,474,040	16,504,512	16,470,372
Unissued, directors' deferred compensation shares	246,893	255,670	256,084	252,102
	16,761,328	16,729,710	16,760,596	16,722,474

Dividends declared per share of
common stock and paid in period	$0.04	$0.04	$0.12	$0.12

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2015

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2014	16,863,004	$280,938	$2,861,343	$3,110,351	$118,794,188	(372,364)	$(5,858,167)	$119,188,653

Purchase of treasury stock	-	-	-	-	-	(12,719)	(242,313)	(242,313)
Restricted stock awards	-	-	740,043	-	-	-	-	740,043
Net income	-	-	-	-	10,209,022	-	-	10,209,022
Dividends ($.12 per share)	-	-	-	-	(2,001,150)	-	-	(2,001,150)
Distribution of restricted stock
to officers and directors	-	-	(738,432)	-	-	46,083	725,858	(12,574)
Distribution of deferred directors'
compensation	-	-	16,046	(328,415)	-	22,372	352,358	39,989
Increase in deferred directors'
compensation charged to expense	-	-	-	232,088	-	-	-	232,088

Balances at June 30, 2015	16,863,004	$280,938	$2,879,000	$3,014,024	$127,002,060	(316,628)	$(5,022,264)	$128,153,758
(unaudited)

Nine Months Ended June 30, 2014

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2013	16,863,004	$280,938	$2,447,424	$2,756,526	$96,454,449	(400,496)	$(6,283,851)	$95,655,486

Purchase of treasury stock	-	-	-	-	-	(7,444)	(122,044)	(122,044)
Restricted stock awards	-	-	499,791	-	-	-	-	499,791
Net income	-	-	-	-	15,703,476	-	-	15,703,476
Dividends ($.12 per share)	-	-	-	-	(1,995,812)	-	-	(1,995,812)
Distribution of restricted stock
to officers and directors	-	-	(320,014)	-	-	22,192	337,198	17,184
Increase in deferred directors'
compensation charged to expense	-	-	-	269,608	-	-	-	269,608

Balances at June 30, 2014	16,863,004	$280,938	$2,627,201	$3,026,134	$110,162,113	(385,748)	$(6,068,697)	$110,027,689
(unaudited)

All share and per share amounts were adjusted for the 2-for-1 stock split, effective on October 8, 2014.

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2015	2014
Operating Activities	(unaudited)
Net income (loss)	$10,209,022	$15,703,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,680,069	15,562,630
Impairment	3,532,760	430,143
Provision for deferred income taxes	2,854,000	5,964,000
Exploration costs	48,368	70,140
Gain from leasing fee mineral acreage	(1,973,773)	(352,930)
Net (gain) loss on sales of assets	-	152,766
Income from partnerships	(373,555)	(565,523)
Distributions received from partnerships	535,400	734,825
Directors' deferred compensation expense	232,088	269,608
Restricted stock awards	740,043	499,791
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	6,771,690	(1,349,892)
Fair value of derivative contracts	(3,500,264)	2,431,427
Refundable production taxes	40,035	281,741
Other current assets	158,431	(25,098)
Accounts payable	148,384	443,438
Income taxes receivable	-	(3,160,243)
Income taxes payable	518,003	(751,992)
Accrued liabilities	(272,899)	100,229
Total adjustments	27,138,780	20,735,060
Net cash provided by operating activities	37,347,802	36,438,536

Investing Activities
Capital expenditures, including dry hole costs	(23,613,349)	(26,693,851)
Acquisition of working interest properties	(308,180)	(86,759,445)
Acquisition of minerals and overrides	-	(56,250)
Proceeds from leasing fee mineral acreage	2,018,707	381,280
Investments in partnerships	(313,053)	(248,066)
Proceeds from sales of assets	-	92,000
Net cash used in investing activities	(22,215,875)	(113,284,332)

Financing Activities
Borrowings under debt agreement	23,013,234	95,112,044
Payments of loan principal	(35,513,234)	(17,521,506)
Purchases of treasury stock	(242,313)	(122,044)
Payments of dividends	(2,001,150)	(1,995,812)
Excess tax benefit on stock-based compensation	27,000	17,000
Net cash provided by (used in) financing activities	(14,716,463)	75,489,682

Increase (decrease) in cash and cash equivalents	415,464	(1,356,114)
Cash and cash equivalents at beginning of period	509,755	2,867,171
Cash and cash equivalents at end of period	$925,219	$1,511,057

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$52,017	$370,536

Gross additions to properties and equipment	$22,686,530	$109,182,119
Net (increase) decrease in accounts payable for
properties and equipment additions	1,234,999	4,327,427
Capital expenditures and acquisitions, including dry hole costs	$23,921,529	$113,509,546

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is recorded, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30, 2015, was 32% as compared to 32% for the nine months ended June 30, 2014.  The effective tax rate for the quarter ended June 30, 2015, was -47% as compared to 33% for the quarter ended June 30, 2014. The higher estimated effective tax rate as of the end of the 2015 third quarter of 32%, as compared to 29% estimated at the end of the 2015 second quarter, resulted in a tax provision recorded during the 2015 third quarter. When a tax provision is recorded in a quarter with net loss (as opposed to a net income) before provision for income taxes, the result is a negative effective tax rate for the quarter, as was the case for the 2015 third quarter.

NOTE 3: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a borrowing base of  $120,000,000 and a maturity date of November 30, 2018. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their own current pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. The facility is secured by certain of the Company’s properties with a carrying value of $169,668,808 at June 30, 2015. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At June 30, 2015, the effective interest rate was 2.31%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(5)

On June 19, 2015, the borrowing base was adjusted by the banks from $130,000,000 to $120,000,000. Determinations of the borrowing base are made semi-annually or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At June 30, 2015, the Company was in compliance with the covenants of the loan agreement.

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

Effective in May 2014, the board of directors adopted resolutions to allow management, at their discretion, to purchase the Company’s common stock, from time to time, up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

On March 4, 2015, the Company awarded 11,828 non-performance based shares and 35,485 performance based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a  three year period and contains nonforfeitable rights to receive dividends and voting rights during the vesting period. The non-performance and performance based shares had a fair value on their award date of $213,969 and $432,207, respectively. The Company recognized $243,441 of compensation expense on the award date for performance based shares for officers that were eligible for retirement. The remaining fair value for the performance based awards as well as the entire fair value of the non-performance based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the performance based shares on their award date is calculated by simulating the Company’s stock prices as compared to the Dow Jones Select Oil Exploration and Production Index (DJSOEP) prices utilizing a Monte Carlo model covering the performance period (December 10, 2014, through December 10, 2017).

On March 4, 2015, the Company awarded 10,200 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly over one year starting on March 31, 2015. The restricted stock contains nonforfeitable rights to receive dividends and voting rights during the vesting period. These non-performance based shares had a fair value on their award date of $210,018.

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2015 and 2014, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Performance based, restricted stock	$103,747	$76,520	$423,053	$226,800
Non-performance based, restricted stock	105,053	161,097	316,990	272,991
Total compensation expense	$208,800	$237,617	$740,043	$499,791

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-

(6)

performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of June 30, 2015
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$278,702	1.80
Non-performance based, restricted stock	359,796	1.54
Total	$638,498

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, NGL and natural gas, future production costs, estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the three months ended June 30, 2015 and 2014, the assessment resulted in impairment provisions of $132,118 and $0, respectively. For the nine months ended June 30, 2015 and 2014, the assessment resulted in impairment provisions of $3,532,760 and $430,143, respectively. The impairment provisions for the three and nine months ended June 30, 2015, are principally the result of lower projected future prices for oil, NGL and natural gas. A reduction in oil, NGL or natural gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

NOTE 9: Capitalized Costs

As of June 30, 2015 and 2014, non-producing oil and natural gas properties include costs of $355,567 and $888,505, respectively, on exploratory wells which were drilling and/or testing.

NOTE 10: Derivatives

The Company has entered into fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. All of the Company’s derivative contracts are with Bank of Oklahoma and are secured under its credit facility with Bank of Oklahoma. The derivative instruments have settled or will

(7)

settle based on the prices below.

Derivative contracts in place as of June 30, 2015

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

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $5,402,106 as of June 30, 2015, and a net asset of $1,901,842 as of September 30, 2014.

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

(8)

liability in the Condensed Balance Sheets.

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at June 30, 2015, and September 30, 2014.  The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at June 30, 2015, and September 30, 2014.

	June 30, 2015	September 30, 2014
	Fair Value (a)	Fair Value (a)
	Commodity Contracts	Commodity Contracts
	Current Assets	Current Assets	Current Liabilities	Non-Current Assets
Gross amounts recognized	$5,402,106	$1,658,785	$8,222	$251,279
Offsetting adjustments	-	(8,222)	(8,222)	-
Net presentation on Condensed Balance Sheets	$5,402,106	$1,650,563	$-	$251,279

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015.

	Fair Value Measurement at June 30, 2015
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$3,184,829	$-	$3,184,829
Derivative Contracts - Collars	$-	$-	$2,217,277	$2,217,277

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

(9)

(decrease) in the volatility of oil and natural gas prices will decrease (increase) the fair value of oil and natural gas derivatives and adverse changes to our counterparties’ creditworthiness will decrease the fair value of our derivatives.

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value June 30, 2015

Oil Collars	Oil price volatility curve	12.02% - 23.46%	17.09%	$1,180,187
Natural Gas Collars	Natural gas price volatility curve	0% - 24.18%	14.42%	$1,037,090

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2014	$30,044
Total gains or (losses)
Included in earnings	24,324
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	2,162,909
Transfers in and out of Level 3	-
Balance of Level 3 as of June 30, 2015	$2,217,277

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended June 30,
	2015		2014
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$203,216	$132,118	$-	$-

	Nine Months Ended June 30,
	2015		2014
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$4,036,434	$3,532,760	$628,097	$430,143

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

At June 30, 2015, and September 30, 2014, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 12: Acquisitions

On June 17, 2014,  the Company closed an acquisition of certain Eagle Ford Shale assets located in LaSalle and Frio Counties, Texas, in the core of the Eagle Ford Shale. The assets were purchased from private sellers and included a 16% non-

(10)

operated working interest in 11,100 gross (1,775 net) acres. The acreage is largely contiguous, entirely held by production and, at the time of closing, contained 63 producing wells (57 Eagle Ford, 5 Pearsall and 1 Buda) and 109 undeveloped Eagle Ford locations. The adjusted purchase price at closing was  $81.5 million and was funded by utilizing the Company’s bank credit facility. The purchase price was allocated to the producing wells and undeveloped locations based on fair value determined by estimated reserves and adjusted for working capital.

Actual and Pro Forma Impact of Acquisitions (Unaudited)

Revenues attributable to this acquisition included in the Company’s statement of operations for the quarter and nine months ended June 30, 2015, were $2,403,864 and $9,154,207, respectively. Net income (loss) attributable to the acquisition included in the statement of operations for the quarter and nine months ended June 30, 2015, was ($283,146) and $375,601, respectively. These amounts do not include gains on derivative contracts as noted on the Statement of Operations.

The following table presents the unaudited pro forma financial information assuming the Company had acquired this business on October 1, 2013:

	For the Nine Months Ended
	June 30,
	2015	2014
Revenue:
As reported	$57,427,092	$56,523,778
Pro forma revenue	-	16,811,606
Pro forma	$57,427,092	$73,335,384

Net Income:
As reported	$10,209,022	$15,703,476
Pro forma income	-	6,485,185
Pro forma	$10,209,022	$22,188,661

The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had this transaction actually occurred on the date presented or to project our results of operations or financial position for any future period.

NOTE 13: Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The standard is effective for us on October 1, 2018. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

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

(11)

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $7,812,814 at June 30, 2015,  compared to $9,919,037 at September 30, 2014.

Liquidity:

Cash and cash equivalents were $925,219 as of June 30, 2015, compared to $509,755 at September 30, 2014,  an increase of $415,464. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:
	2015	2014	Change

Operating activities	$37,347,802	$36,438,536	$909,266
Investing activities	(22,215,875)	(113,284,332)	91,068,457
Financing activities	(14,716,463)	75,489,682	(90,206,145)
Increase (decrease) in cash and cash equivalents	$415,464	$(1,356,114)	$1,771,578

Operating activities:

Net cash provided by operating activities increased $909,266 during the 2015 period, as compared to the 2014 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $6,899,911.

•	Decreased income tax payments of $4,094,893.

•	Increased net receipts on derivative contracts of $9,063,995.

•	Increased interest payments of $1,130,985.

•	Increased payments for G&A and other expenses of $314,102.

•	Increased payments for field operating expenses of $3,904,624.

Investing activities:

Net cash used in investing activities decreased $91,068,457 during the 2015  period, as compared to the 2014  period, due to:

•	A decrease in cash used to acquire properties of $86,507,515.

•	Lower payments for drilling and completion activity during 2015 decreased capital expenditures by $3,080,502.

•	Increased receipts from leasing of fee mineral acreage of $1,637,427.

Financing activities:

Net cash used in financing activities increased $90,206,145 during the 2015 period, as compared to the 2014 period, the result of the following:

•	During the period ended June 30, 2015, net borrowings decreased $12,500,000; during the period ended June 30, 2014, net borrowings increased $77,590,538 to fund the Eagle Ford Shale acquisition.

Capital Resources:

Capital expenditures to drill and complete wells decreased $3,080,502 (12%) from the 2014 to the 2015 period. The decrease resulted primarily from the suspension of drilling activity in the Texas Eagle Ford Shale oil play late in the 2015 first

(12)

quarter, combined with a significant decrease in well proposals to the Company in all of its other plays. Also, many of the well proposals we did receive did not meet our participation criteria. However, expenditures were made during the 2015 third quarter to complete five North Dakota Bakken Shale wells whose completion had previously been suspended awaiting higher oil prices and/or cost reductions. These wells began producing in late May. Other notable drilling and completion expenditures made during the 2015 third quarter related to activity on the Company’s mineral acreage in the SCOOP Woodford Shale and Springer plays in south central Oklahoma and the Arkansas Fayetteville Shale play.

Oil, NGL and natural gas production volumes increased 2% on an Mcfe basis during the 2015 period, as compared to the 2014 period. Oil production increased 55% principally due to production from the Eagle Ford Shale properties acquired in June 2014 and from drilling in the North Dakota Bakken Shale. These increases were partially offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays. During the second and third quarters of 2015, Eagle Ford Shale production was impacted by the delay of completion of six wells that were drilled in the first quarter of 2015. Five of the six wells are now scheduled to be completed beginning in August 2015 and production is expected to begin around October 1, 2015. Natural gas production decreased 7% as a result of declining production from the Arkansas Fayetteville Shale, declining associated natural gas production from western Oklahoma and Texas Panhandle horizontal Marmaton, Cleveland and Granite Wash oil plays and declines in the Northern Oklahoma Mississippian and Southeastern Oklahoma Woodford Shale. These decreases were partially offset by a production increase in the Anadarko Basin Woodford Shale in Oklahoma and the Eagle Ford Shale. NGL production increased 7% due to production from the Eagle Ford Shale and increased production from the Anadarko Basin Woodford Shale, partially offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays and in the Northern Oklahoma Mississippian and Southeastern Oklahoma Woodford Shale plays. Due to the Company receiving oil production from the Eagle Ford properties for all of 2015 (as compared to three and one-half months of fiscal 2014), combined with production from the five newly completed Bakken Shale wells, we expect 2015 oil production to increase over that of 2014. Natural gas and NGL production volumes are expected to be lower in 2015, as compared to 2014, as a result of anticipated lower 2015 capital expenditures discussed below. On an Mcfe basis, 2015 production volumes are expected to be slightly lower than that of 2014.

The Company expects the current reduced level of capital expenditures to continue during the 2015 fourth quarter as long as oil, NGL and natural gas prices remain at or near their current depressed levels. New oil production from the five newly completed Bakken Shale wells is expected to exceed the natural decline of existing wells, resulting in 2015 fourth quarter oil production exceeding that of the 2015 third quarter. Reduced capital expenditures are anticipated to result in marginally lower natural gas and NGL production volumes in the 2015 fourth quarter compared to the 2015 third quarter. Combined, lower product prices and production volumes, partially offset by realized gains on derivative contracts, are expected to result in cash provided by operating activities sufficient to fund capital expenditures, dividend payments and treasury stock purchases. Any excess cash is intended to be used to reduce bank debt.

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

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine months ended
June 30, 2015

Cash provided by operating activities	$37,347,802
Cash provided (used) by:
Capital expenditures - acquisitions	(308,180)
Capital expenditures - drilling and completion of wells	(23,613,349)
Quarterly dividends of $.12 per share	(2,001,150)
Treasury stock purchases	(242,313)
Net borrowings on credit facility	(12,500,000)
Other investing and financing activities	1,732,654
Net cash used	(36,932,338)

Net increase (decrease) in cash	$415,464

(13)

Outstanding borrowings on the credit facility at June 30, 2015, were $65,500,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it may be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($54,500,000 at June 30, 2015) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA and dividends as a percent of operating cash flow).

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2015, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Overview:

The Company recorded third quarter 2015 net loss of $728,946, or $0.04 per share, as compared to net income of $5,122,585, or $0.31 per share, in the 2014 quarter. The decrease in net income was principally the result of decreased oil, NGL and natural gas sales, increases in LOE, DD&A and interest expense; offset by increases in lease bonuses and rentals, decreased G&A, and decreased production and income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $8,090,955 or 41% for the 2015 quarter. Oil, NGL and natural gas sales were down due to decreases in NGL and natural gas sales volumes of 34% and 4%, respectively, and decreases in oil, NGL and natural gas prices of 48%, 57% and 48%, respectively.  These decreases were partially offset by an increase in oil sales volumes of 56%.  The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2015 and 2014:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2015	109,738	$51.20	2,407,049	$2.17	41,737	$14.30	3,315,899	$3.45
6/30/2014	70,479	$97.90	2,508,346	$4.20	63,029	$33.51	3,309,394	$5.90

The oil production increase was principally the result of production from the Eagle Ford Shale properties which were acquired in June 2014 and, to a lesser extent, production from five North Dakota Bakken Shale wells that were completed and placed on production during the third quarter of 2015, offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays. The Eagle Ford Shale production in the second and third quarters of 2015 was impacted by the delay of completion of six wells that were drilled in the first quarter of 2015. Five of the six wells are now scheduled to be completed beginning in August 2015 and production is anticipated to begin around the first of October 2015. The decrease in natural gas production was the result of declining production from the Fayetteville Shale in Arkansas and declining associated natural gas production from the western Oklahoma horizontal Marmaton and Granite Wash oil plays partially offset by a production increase in the Anadarko Basin Woodford Shale in Oklahoma. The NGL production decrease resulted from declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays, partially offset by production from the Eagle Ford Shale in Texas and increasing production due to drilling in the Anadarko Basin Woodford Shale in Oklahoma.

The Company anticipates that the current reduced level of capital expenditures will continue in the fourth quarter of 2015 as long as oil, NGL and natural gas prices remain at or near their current depressed levels. The Company anticipates that total equivalent production in 2015 will be slightly lower than that of 2014.

Production for the last five quarters was as follows:

(14)

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
6/30/2015	109,738	2,407,049	41,737	3,315,899
3/31/2015	114,567	2,475,777	48,681	3,455,265
12/31/2014	116,583	2,601,161	72,804	3,737,483
9/30/2014	126,256	2,690,493	55,849	3,783,123
6/30/2014	70,479	2,508,346	63,029	3,309,394

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $1,525,926 in the 2015 quarter. The increase was mainly due to the Company leasing 2,407 net mineral acres in Andrews and Winkler Counties, Texas, for $1.2 million in the 2015 quarter.

Lease Operating Expenses (LOE):

LOE increased $1,109,884 or 37% in the 2015 quarter. LOE per Mcfe increased in the 2015 quarter to $1.23 compared to $0.89 in the 2014 quarter. LOE related to field operating costs increased $981,997 in the 2015 quarter compared to the 2014 quarter, a 66% increase. Field operating costs were $.75 per Mcfe in the 2015 quarter as compared to $.45 per Mcfe in the 2014 quarter. The increase in rate in the 2015 quarter is principally the result of the properties added in the Eagle Ford Shale acquisition on June 17, 2014, and the significant number of oil and NGL rich wells drilled in recent years. These wells have higher lifting costs than our overall well population, which are predominantly natural gas producers.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) of $127,887 in the 2015 quarter compared to the 2014 quarter. On a per Mcfe basis, these fees increased $.04 due mainly to prior period adjustments from operators. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes:

Production taxes decreased $231,393 or 39% in the 2015 quarter as compared to the 2014 quarter. This decrease in amount is primarily the result of decreased oil, NGL and natural gas sales of $8,090,955 during the 2015 quarter. Production taxes as a percentage of oil, NGL and natural gas sales increased from 3.0% in the 2014 quarter to 3.2% in the 2015 quarter.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $414,683 or 8% in the 2015 quarter. DD&A in the 2015 quarter was $1.73 per Mcfe as compared to $1.61 per Mcfe in the 2014 quarter. DD&A increased $404,236 as a result of this $.12 increase in the DD&A rate per Mcfe. An additional increase of $10,447 was the result of production increasing .2% in the 2015 quarter compared to the 2014 quarter. The rate increase is mainly due to higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company has added production in recent years.

Interest Expense

Interest expense increased $342,350 in the 2015 quarter, as compared to the 2014 quarter. The increase was due to a larger average outstanding debt balance in the 2015 quarter. The debt was used to purchase the Eagle Ford Shale properties on June 17, 2014.

General and Administrative Costs (G&A):

G&A costs decreased $259,799 or 14% in the 2015 quarter. This decrease is primarily related to decreases in personnel expenses of $252,281 due to lower anticipated discretionary compensation.

Income Taxes:

Provision for income taxes decreased in the 2015 quarter by $2,273,000, the result of an $8,124,531 decrease in income before provision for income taxes in the 2015 quarter compared to the 2014 quarter and a decrease in the effective tax rate from 33% in the 2014 quarter to -47% in the 2015 quarter. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both quarters. The higher estimated effective tax rate as of the end of the 2015 third quarter of 32%, as compared to 29% estimated at the end of the 2015 second quarter, resulted in a tax provision recorded during the 2015 third quarter. When a tax provision is recorded in a quarter with net loss (as opposed to a net income) before provision for income taxes, the result is a negative effective tax rate for the quarter, as was the case for the 2015 third quarter.

(15)

NINE MONTHS ENDED JUNE 30, 2015 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2014

Overview:

The Company recorded nine month net income of $10,209,022, or $0.61 per share, in the 2015 period, as compared to $15,703,476, or $0.94 per share, in the 2014 period. The decrease in net income was principally the result of decreased oil, NGL and natural gas sales, and increases in provision for impairment, LOE, DD&A and interest expense; partially offset by gains on derivative contracts, increased lease bonuses and decreased production and income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $15,715,089 or 27% for the 2015 period. Oil, NGL and natural gas sales were down due to a decrease in natural gas sales volumes of 7% and decreases in oil, NGL and natural gas prices of 41%, 41% and 31%, respectively. These decreases were partially offset by increases in oil and NGL sales volumes of 55% and 7%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the nine month periods of fiscal 2015 and 2014:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2015	340,888	$56.07	7,483,987	$2.82	163,222	$19.46	10,508,647	$4.13
6/30/2014	220,131	$94.74	8,083,066	$4.11	151,839	$32.99	10,314,886	$5.73

The oil production increase was principally the result of production from the Eagle Ford Shale properties in Texas which were acquired in June 2014 and from drilling in the North Dakota Bakken Shale, partially offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays. The Eagle Ford Shale production in the second and third quarters of 2015 was impacted by the delay of completion of six wells that were drilled in the first quarter of 2015. Five of the six wells are now scheduled to be completed beginning in August 2015 and production is anticipated to begin around the first of October 2015. The natural gas production decrease was the result of declining production in the Fayetteville Shale in Arkansas, declining associated natural gas production from western Oklahoma and Texas Panhandle horizontal oil plays, principally the Marmaton, Cleveland and Granite Wash, and from declines in the Northern Oklahoma Mississippian and the southeast Oklahoma Woodford Shale partially offset by increased production from the Anadarko Basin Woodford Shale in Oklahoma and from the Eagle Ford Shale in Texas. The NGL production increase was principally the result of increasing production due to drilling from the Anadarko Basin Woodford Shale and production from the Eagle Ford Shale, partially offset by declining production from Texas Panhandle and western Oklahoma horizontal Cleveland, Marmaton and Granite Wash oil plays and declining production in the Northern Oklahoma Mississippian and Southeastern Oklahoma Woodford Shale plays.

The Company anticipates that the current level of capital expenditures will continue in the fourth quarter of 2015 as long as oil, NGL and natural gas prices remain at or near their current depressed levels. The Company anticipates that total equivalent production in 2015 will be slightly lower than that of 2014.

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $1,592,321 in the 2015 period. The increase was mainly due to the Company leasing 2,407 net mineral acres in Andrews and Winkler Counties, Texas, for $1.2 million in the 2015 period.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $5,402,106 as of June 30, 2015, and a net liability of $2,006,229 as of June 30, 2014. We had a net gain on derivative contracts of $11,706,955 in the 2015 period as compared to a net loss of $3,511,095 recorded in the 2014 period. The change is principally due to the oil and natural gas collars and fixed price swaps increasing in value as projected oil and natural gas prices at June  30, 2015, were well below the floor prices of the collars and well below the fixed price of the swaps.

Lease Operating Expenses (LOE):

LOE increased $3,303,833 or 33% in the 2015 period. LOE per Mcfe increased in the 2015 period to $1.26 compared to $0.96 in the 2014 period. LOE related to field operating costs increased $3,753,265 in the 2015 period compared to the 2014 period, a 83% increase. Field operating costs were $.79 per Mcfe in the 2015 period as compared to $.44 per Mcfe in the

(16)

2014 period. The increase in rate in the 2015 period is principally the result of the properties added in the Eagle Ford Shale acquisition in the third quarter of 2014 and the significant number of oil and NGL rich wells drilled in recent years. These wells have higher lifting costs than our overall well population, which are predominantly natural gas producers.

The increase in LOE related to field operating costs was offset by a decrease in handling fees (primarily gathering, transportation and marketing costs) of $449,432 in the 2015 period compared to the 2014 period. The decrease in the 2015 amount is the result of decreased gas production and sales. On a per Mcfe basis, these fees decreased $.05 due to significant increases in oil production, while gas production decreased. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes:

Production taxes decreased $487,321 or 26% in the 2015 period as compared to the 2014 period. The decrease in amount is primarily the result of decreased oil, NGL and natural gas sales of $15,715,089 during the 2015 period. Production taxes as a percentage of oil, NGL and natural gas sales was 3.2% for both the 2014 period and the 2015 period.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $2,117,439 or 14% in the 2015 period. DD&A in the 2015 period was $1.68 per Mcfe as compared to $1.51 per Mcfe in the 2014 period. DD&A increased $1,825,101 as a result of this $.17 increase in the DD&A rate per Mcfe. An additional increase of $292,338 was the result of production increasing 2% in the 2015 period compared to the 2014 period. The rate increase is mainly due to higher per Mcfe finding cost experienced in oil and liquids-rich areas where the Company has added production.

Provision for Impairment:

The provision for impairment increased $3,102,617 in the 2015 period compared to the 2014 period.  During the 2015 period, impairment of $3,532,760 was recorded on twenty fields. One oil field in Hemphill County, Texas, accounted for $1,846,488 of the impairment due mainly to declining oil prices. During the 2014 period, impairment of $430,143 was recorded on five small fields. These fields have few wells and are more susceptible to impairment when a well in these fields experiences downward reserve revisions due to reserve pricing or well performance.

Interest Expense

Interest expense increased $1,154,359 in the 2015 period, as compared to the 2014 period. The increase was due to a larger average outstanding debt balance in the 2015 period. The debt was used to purchase the Eagle Ford Shale properties on June 17, 2014.

Income Taxes:

Provision for income taxes decreased in the 2015 period by $2,737,000, the result of an $8,231,454 decrease in pre-tax income in the 2015 period compared to the 2014 period. The effective tax rate for both the 2015 and 2014 periods was 32%. Excess percentage depletion, which is a permanent tax benefit, reduced the effective tax rate below the statutory rate for both periods.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2015 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2015

(17)

derivative contracts, the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is $1,077,356 for operating revenue based on the Company’s prior year natural gas volumes.  The price sensitivity in 2015 for each $1.00 per barrel change in wellhead oil price is $346,387 for operating revenue based on the Company’s prior year oil volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $93,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $152,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $58,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At June 30, 2015, the Company had $65,500,000 outstanding under this facility. And the effective interest rate was 2.31%. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

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

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
6/1 - 6/30/15	5,542	$21.96	5,542	$1,119,375
Total	5,542	$21.96	5,542

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in

(18)

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

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

August 6, 2015	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

August 6, 2015	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

August 6, 2015	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(19)