Form 10-Q
period 2015-12-31
PANHANDLE OIL & GAS INC
filed 2016-02-08
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	December 31, 2015

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at February 8, 2016:			16,578,411

The following defined terms are used in this report:

“Bbl” barrel.

“Board” board of directors.

“BTU” British Thermal Units.

“Company” Panhandle Oil and Gas Inc.

“completion” the process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and/or natural gas.

“DD&A” depreciation, depletion and amortization.

“dry hole” exploratory or development well that does not produce crude oil and/or natural gas in economic quantities.

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

“G&A” general and administrative costs.

“gross acres” the total acres in which an interest is owned.

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

“net acres” the sum of the fractional interests owned in gross acres.

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

“WTI” West Texas Intermediate.

Fiscal year references

All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2016 mean the fiscal year ended September 30, 2016.

References to oil and natural gas properties

References to oil and natural gas properties inherently include natural gas liquids associated with such properties.

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	December 31, 2015	September 30, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,503,691	$603,915
Oil, NGL and natural gas sales receivables (net of	5,540,926	7,895,591
allowance for uncollectable accounts)
Refundable income taxes	-	345,897
Refundable production taxes	474,839	476,001
Derivative contracts, net	636,114	4,210,764
Other	911,340	252,016
Total current assets	9,066,910	13,784,184

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	441,316,100	441,141,337
Non-producing oil and natural gas properties	7,694,635	8,293,997
Other	1,055,935	1,393,559
	450,066,670	450,828,893
Less accumulated depreciation, depletion and amortization	(234,432,151)	(228,036,803)
Net properties and equipment	215,634,519	222,792,090

Investments	173,423	2,248,999
Total assets	$224,874,852	$238,825,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,397,076	$2,028,746
Deferred income taxes	863,100	1,517,100
Income taxes payable	1,073,551	-
Accrued liabilities and other	1,491,077	1,330,901
Total current liabilities	5,824,804	4,876,747

Long-term debt	57,000,000	65,000,000
Deferred income taxes	36,025,907	39,118,907
Asset retirement obligations	2,861,160	2,824,944

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 16,863,004 issued at
December 31, 2015, and September 30, 2015	280,938	280,938
Capital in excess of par value	2,915,219	2,993,119
Deferred directors' compensation	3,170,219	3,084,289
Retained earnings	121,309,373	125,446,473
	127,675,749	131,804,819
Less treasury stock, at cost; 284,593 shares at December 31,
2015, and 302,623 shares at September 30, 2015	(4,512,768)	(4,800,144)
Total stockholders' equity	123,162,981	127,004,675
Total liabilities and stockholders' equity	$224,874,852	$238,825,273

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2015	2014
Revenues:	(unaudited)
Oil, NGL and natural gas sales	$9,055,288	$19,519,700
Lease bonuses and rentals	2,425,504	29,291
Gains (losses) on derivative contracts	(34,936)	11,250,265
Income from partnerships	16,269	199,914
	11,462,125	30,999,170
Costs and expenses:
Lease operating expenses	3,566,536	4,785,350
Production taxes	321,841	622,512
Exploration costs	27,790	25,352
Depreciation, depletion and amortization	6,957,652	6,139,019
Provision for impairment	3,733,273	2,191,997
Loss (gain) on asset sales and other	(269,706)	(1,982)
Interest expense	360,562	402,733
General and administrative	1,912,079	1,958,428
Bad debt expense (recovery)	19,216	-
	16,629,243	16,123,409
Income (loss) before provision (benefit) for income taxes	(5,167,118)	14,875,761

Provision (benefit) for income taxes	(2,368,000)	4,642,000

Net income (loss)	$(2,799,118)	$10,233,761

Basic and diluted earnings (loss) per common share (Note 3)	$(0.17)	$0.61

Basic and diluted weighted average shares outstanding:
Common shares	16,563,942	16,494,805
Unissued, directors' deferred compensation shares	255,060	262,121
	16,819,002	16,756,926

Dividends declared per share of
common stock and paid in period	$0.04	$0.04

Dividends declared per share of
common stock and to be paid in quarter ended March 31	$0.04	$0.04

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2015

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2015	16,863,004	$280,938	$2,993,119	$3,084,289	$125,446,473	(302,623)	$(4,800,144)	$127,004,675

Purchase of treasury stock	-	-	-	-	-	(7,477)	(117,165)	(117,165)
Restricted stock awards	-	-	371,407	-	-	-	-	371,407
Net income (loss)	-	-	-	-	(2,799,118)	-	-	(2,799,118)
Dividends ($.08 per share)	-	-	-	-	(1,337,982)	-	-	(1,337,982)
Distribution of restricted stock
to officers and directors	-	-	(449,307)	-	-	25,507	404,541	(44,766)
Increase in deferred directors'
compensation charged to expense	-	-	-	85,930	-	-	-	85,930

Balances at December 31, 2015	16,863,004	$280,938	$2,915,219	$3,170,219	$121,309,373	(284,593)	$(4,512,768)	$123,162,981
(unaudited)

Three Months Ended December 31, 2014

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2014	16,863,004	$280,938	$2,861,343	$3,110,351	$118,794,188	(372,364)	$(5,858,167)	$119,188,653

Purchase of treasury stock	-	-	-	-	-	(7,177)	(120,611)	(120,611)
Restricted stock awards	-	-	165,111	-	-	-	-	165,111
Net income (loss)	-	-	-	-	10,233,761	-	-	10,233,761
Dividends ($.08 per share)	-	-	-	-	(1,333,023)	-	-	(1,333,023)
Distribution of restricted stock
to officers and directors	-	-	(436,303)	-	-	23,983	377,502	(58,801)
Increase in deferred directors'
compensation charged to expense	-	-	-	101,589	-	-	-	101,589

Balances at December 31, 2014	16,863,004	$280,938	$2,590,151	$3,211,940	$127,694,926	(355,558)	$(5,601,276)	$128,176,679
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2015	2014
Operating Activities	(unaudited)
Net income (loss)	$(2,799,118)	$10,233,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	6,957,652	6,139,019
Impairment	3,733,273	2,191,997
Provision for deferred income taxes	(3,747,000)	1,184,000
Exploration costs	27,790	25,352
Gain from leasing fee mineral acreage	(2,425,131)	(29,162)
Net (gain) loss on sales of assets	(271,080)	-
Income from partnerships	(16,269)	(199,914)
Distributions received from partnerships	36,253	256,017
Directors' deferred compensation expense	85,930	101,589
Restricted stock awards	371,407	165,111
Bad debt expense (recovery)	19,216	-
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	2,335,449	2,672,119
Fair value of derivative contracts	3,574,650	(10,431,194)
Refundable production taxes	1,162	13,205
Other current assets	(659,324)	99,085
Accounts payable	(484,882)	565,409
Income taxes receivable	345,897	-
Income taxes payable	1,073,551	2,891,600
Accrued liabilities	(509,208)	(692,505)
Total adjustments	10,449,336	4,951,728
Net cash provided by operating activities	7,650,218	15,185,489

Investing Activities
Capital expenditures, including dry hole costs	(1,286,114)	(14,901,631)
Proceeds from leasing fee mineral acreage	2,693,812	29,798
Investments in partnerships	44,842	(173,103)
Proceeds from sales of assets	627,547	-
Net cash provided by (used in) investing activities	2,080,087	(15,044,936)

Financing Activities
Borrowings under debt agreement	2,958,515	12,335,774
Payments of loan principal	(10,958,515)	(11,620,667)
Purchases of treasury stock	(117,165)	(120,611)
Payments of dividends	(668,364)	(666,199)
Excess tax benefit on stock-based compensation	(45,000)	(59,000)
Net cash provided by (used in) financing activities	(8,830,529)	(130,703)

Increase (decrease) in cash and cash equivalents	899,776	9,850
Cash and cash equivalents at beginning of period	603,915	509,755
Cash and cash equivalents at end of period	$1,503,691	$519,605

Supplemental Schedule of Noncash Investing and Financing Activities:
Dividends declared and unpaid	$669,618	$666,824
Additions to asset retirement obligations	$4,524	$26,452

Gross additions to properties and equipment	$3,455,245	$13,469,206
Net (increase) decrease in accounts payable for
properties and equipment additions	(2,169,131)	1,432,425
Capital expenditures and acquisitions, including dry hole costs	$1,286,114	$14,901,631

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

NOTE 2: Income Taxes

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from estimated excess federal and Oklahoma percentage depletion, which are permanent tax benefits. Excess percentage depletion, both federal and Oklahoma, can only be taken in the amount that it exceeds cost depletion which is calculated on a unit-of-production basis.

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. Due to the lower expected 2016 oil and natural gas prices, fiscal 2016 percentage depletion is not expected to exceed cost depletion as much as in past years. Therefore, the permanent tax benefit in 2016 is not expected to be as significant as in 2015. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is recorded, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarter ended December 31, 2015, was 46% as compared to 31% for the quarter ended December 31, 2014.

NOTE 3: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of  $100,000,000 and a maturity date of November 30, 2018.  The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their own current commodity pricing forecast and an 8% discount rate to the Company’s proved reserves as calculated by the Company’s Independent Consulting Petroleum Engineering Firm. The facility is secured by certain of the Company’s properties with a net book value of $185,342,249 at December 31, 2015. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At December 31, 2015, the effective interest rate was 2.43%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

On December  10, 2015, the borrowing base was adjusted by the banks from $120,000,000  to $100,000,000. Determinations of the borrowing base are made semi-annually or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock, and require the Company to maintain certain financial ratios. At December 31, 2015, the Company was in compliance with the covenants of the loan

(5)

agreement and has $43,000,000 of availability under its outstanding credit facility.

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

Effective in May 2014, the board of directors adopted resolutions to allow management, at their discretion, to purchase the Company’s common stock up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

On December 9, 2015, the Company awarded 13,482 non-performance based shares and 40,446 performance based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a  three year period and contains nonforfeitable rights to receive dividends and voting rights during the vesting period. The non-performance and performance based shares had a fair value on their award date of $223,397 and $376,915, respectively. The Company recognized $211,363 of compensation expense on the award date for performance based shares for officers that were eligible for retirement. The remaining fair value for the performance based awards as well as the entire fair value of the non-performance based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the performance based shares on their award date is calculated by simulating the Company’s stock prices as compared to the Dow Jones Select Oil Exploration and Production Index (DJSOEP) prices utilizing a Monte Carlo model covering the performance period (December 9, 2015, through December 9, 2018).

On December 31, 2015, the Company awarded 12,996 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly over one year starting on March 31, 2016. The restricted stock contains nonforfeitable rights to receive dividends and voting rights during the vesting period. These non-performance based shares had a fair value on their award date of $210,018.

The following table summarizes the Company’s pre-tax compensation expense for the three months ended December 31, 2015 and 2014, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended
	December 31,
	2015	2014
Performance based, restricted stock	$269,510	$64,174
Non-performance based, restricted stock	101,897	100,937
Total compensation expense	$371,407	$165,111

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

(6)

	As of December 31, 2015
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$329,001	2.28
Non-performance based, restricted stock	593,336	1.91
Total	$922,337

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three months ended December 31, 2015 and 2014, the assessment resulted in impairment provisions of $3,733,273 and $2,191,997, respectively. The impairment provision for the three months ended December 31, 2015,  is principally the result of lower projected future prices for oil, NGL and natural gas. A further reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

NOTE 9: Capitalized Costs

As of December 31, 2015 and 2014, non-producing oil and natural gas properties include costs of $14,520 and $908,872, respectively, on exploratory wells which were drilling and/or testing.

NOTE 10: Derivatives

The Company has entered into commodity price derivative agreements including fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. All of the Company’s derivative contracts are with Bank of Oklahoma and are secured under its credit facility with Bank of Oklahoma. The derivative instruments have settled or will settle based on the prices below.

(7)

Derivative contracts in place as of December 31, 2015

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
December 2015 - May 2016	80,000 Mmbtu	NYMEX Henry Hub	$2.50 floor / $3.10 ceiling
January - September 2016	80,000 Mmbtu	NYMEX Henry Hub	$2.15 floor / $2.50 ceiling
April - October 2016	200,000 Mmbtu	NYMEX Henry Hub	$1.95 floor / $2.40 ceiling
January - March 2016	100,000 Mmbtu	NYMEX Henry Hub	$1.75 floor / $1.90 ceiling
February - March 2016	100,000 Mmbtu	NYMEX Henry Hub	$2.00 floor / $2.60 ceiling
June - September 2016	80,000 Mmbtu	NYMEX Henry Hub	$2.15 floor / $2.90 ceiling

Natural gas fixed price swaps
January - September 2016	80,000 Mmbtu	NYMEX Henry Hub	$2.43

Derivative contracts in place as of September 30, 2015

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - December 2015	100,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.10 ceiling
January - December 2015	70,000 Mmbtu	NYMEX Henry Hub	$3.25 floor / $4.00 ceiling
April - October 2015	50,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.00 ceiling
May - October 2015	70,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $3.95 ceiling

Oil costless collars
July - December 2015	10,000 Bbls	NYMEX WTI	$80.00 floor / $86.50 ceiling

Oil fixed price swaps
April - December 2015	5,000 Bbls	NYMEX WTI	$94.56
July - December 2015	7,000 Bbls	NYMEX WTI	$93.91

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $636,114 as of December 31, 2015, and a net asset of $4,210,764 as of September 30, 2015.

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at December 31, 2015, and September 30, 2015.  The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at December 31, 2015, and September 30, 2015.

	December 31, 2015		September 30, 2015
	Fair Value (a)		Fair Value (a)
	Commodity Contracts		Commodity Contracts
	Current Assets	Current Liabilities	Current Assets
Gross amounts recognized	$1,196,007	$559,893	$4,210,764
Offsetting adjustments	(559,893)	(559,893)	-
Net presentation on Condensed Balance Sheets	$636,114	$-	$4,210,764

(8)

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015.

	Fair Value Measurement at December 31, 2015
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$679,841	$-	$679,841
Derivative Contracts - Collars	$-	$-	$(43,727)	$(43,727)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value December 31, 2015

Oil Collars	Oil price volatility curve	0.00%	0.00%	$426,727
Natural Gas Collars	Natural gas price volatility curve	0% - 28.26%	17.97%	$(470,454)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

(9)

Derivatives
Balance of Level 3 as of October 1, 2015	$1,891,249
Total gains or (losses)
Included in earnings	(3,700,316)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	1,765,340
Transfers in and out of Level 3	-
Balance of Level 3 as of December 31, 2015	$(43,727)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended December 31,
	2015		2014
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$3,152,454	$3,733,273	$2,322,760	$2,191,997

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

At December 31, 2015, and September 30, 2015, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 12: Recently Issued Accounting Pronouncements

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

In November 2015, the FASB issued an accounting standards update on the presentation of deferred income tax assets and liabilities. The update requires that deferred income tax assets and liabilities be classified as noncurrent in the balance sheet.  For public entities, the guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. This update is not expected to have a material impact on our financial

(10)

statements.

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements for fiscal 2016 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil, NGL and natural gas reserves and other information currently available to management. The Company cautions that the Forward-Looking Statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil, NGL and natural gas reserves. Investors should also read the other information in this Form 10-Q and the Company’s 2015 Annual Report on Form 10-K where risk factors are presented and further discussed. For all the above reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $3,242,106 at December 31, 2015,  compared to $8,907,437 at September 30, 2015.

Liquidity:

Cash and cash equivalents were $1,503,691 as of December 31, 2015, compared to $603,915 at September 30, 2015,  an increase of $899,776. Cash flows for the three months ended December 31 are summarized as follows:

Net cash provided (used) by:
	2015	2014	Change

Operating activities	$7,650,218	$15,185,489	$(7,535,271)
Investing activities	2,080,087	(15,044,936)	17,125,023
Financing activities	(8,830,529)	(130,703)	(8,699,826)
Increase (decrease) in cash and cash equivalents	$899,776	$9,850	$889,926

Operating activities:

Net cash provided by operating activities decreased $7,535,271 during the 2016 period, as compared to the 2015 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $12,114,443.

•	Decreased income tax payments of $620,848.

•	Increased net receipts on derivative contracts of $2,720,643.

•	Decreased payments for G&A and other expenses of $491,797.

•	Decreased payments for field operating expenses of $729,668.

Investing activities:

Net cash used in investing activities decreased $17,125,023 during the 2016  period, as compared to the 2015  period, due to:

(11)

•	Lower payments for drilling and completion activity during 2016 decreased capital expenditures by $13,615,517.

•	Increased receipts from leasing of fee mineral acreage of $2,664,014.

•	Increased proceeds from sales of assets of $627,547.

Financing activities:

Net cash used in financing activities increased $8,699,826 during the 2016 period, as compared to the 2015 period, the result of the following:

•	During the period ended December 31, 2015, net borrowings decreased $8,000,000; during the period ended December 31, 2014, net borrowings increased $715,107.

Capital Resources:

Capital expenditures to drill and complete wells decreased $13,615,517  (91%) from the 2015 to the 2016 period. Drilling activity on Company leasehold in the Texas Eagle Ford Shale oil play in South Texas ceased late in the 2015 first quarter due to low oil prices, and has not yet resumed. Also, drilling by our largest operator in the Fayetteville Shale natural gas play has now ceased. The decrease in Eagle Ford and Fayetteville Shale drilling and completion expenditures in the 2016 first quarter, as compared to the 2015 first quarter, combined with an extremely low number of well proposals which meet our participation criteria in all of the Company’s other plays has resulted in the 91% decrease in capital expenditures to drill and complete wells during the 2016 first quarter. Due to the continuation of low oil, NGL and natural gas prices, extended now for over a year, 2016 capital expenditures to drill and complete wells are expected to be significantly less than in 2015.

Oil, NGL and natural gas production volumes decreased 16% on an Mcfe basis during the 2016 period, as compared to the 2015 period. Little to no drilling activity resulted in new production coming on line falling considerably short of replacing the natural decline of existing wells. Oil production decreased 9% principally due to declining production from established properties in the Eagle Ford Shale established properties partially offset by five new Eagle Ford wells which began producing in September 2015. Declining production from horizontal Cleveland, Marmaton, Granite Wash and Mississippian oil plays in Oklahoma and the Texas Panhandle also contributed to the decrease. This decline was somewhat lessened by production from five North Dakota Bakken Shale wells that came on line during the second half of 2015. Natural gas production decreased 15% as a result of declining production from the Arkansas Fayetteville Shale and from the southeastern Oklahoma and Anadarko Basin Woodford Shales. Lower levels of associated natural gas production from the western Oklahoma horizontal Marmaton and Granite Wash plays also contributed to the decline. NGL production decreased 34% resulting from production declines in the Anadarko Basin Woodford Shale and the Texas Panhandle and western Oklahoma horizontal Marmaton and Granite Wash plays. As a result of the natural production decline of existing wells, combined with expected very low capital expenditures to drill and complete new wells during 2016, we expect oil, NGL and natural gas production to experience a higher rate of decline during 2016 than was experienced in 2015.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes 2016 capital expenditures for drilling and completion projects difficult to forecast.

Even at the lower levels of expected production and product prices during 2016, the Company expects to generate cash flows sufficient to fund expected capital expenditures, dividends and any treasury stock purchases. The Company did receive lease bonus payments during the 2016 first quarter totaling approximately $2.7 million, and has received a smaller amount thus far during the 2016 second quarter. The cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. Excess cash will be used to reduce debt.

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

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

(12)

Three months ended
December 31, 2015

Cash provided by operating activities	$7,650,218
Cash provided (used) by:
Capital expenditures - drilling and completion of wells	(1,286,114)
Quarterly dividends of $.04 per share	(668,364)
Treasury stock purchases	(117,165)
Net borrowings (payments) on credit facility	(8,000,000)
Other investing and financing activities	3,321,201
Net cash used	(6,750,442)

Net increase (decrease) in cash	$899,776

Outstanding borrowings on the credit facility at December 31, 2015, were $57,000,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments primarily from cash provided by operating activities and cash on hand. As management evaluates opportunities to acquire additional assets, additional borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it could be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($43,000,000 at December 31, 2015) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to EBITDA and dividends as a percent of operating cash flow).

In future periods, should product price expectations continue to decline below levels seen at December 31, 2015, impairment charges significantly greater than the Company has incurred in prior periods could result. The most significant field that could be affected has a net book value of approximately $95 million. This field, which predominantly produces oil, is approximately 39% developed with over 100 well locations remaining to be drilled over the next several years.

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2016, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions, if any.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 – COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

Overview:

The Company recorded  a first quarter 2016 net loss of $2,799,118, or $0.17 per share, as compared to net income of $10,233,761, or $0.61 per share, in the 2015 quarter. The decrease in net income was principally the result of decreased oil, NGL and natural gas sales, decreased gains on derivative contracts, and increases in DD&A and impairment; partially offset by increases in lease bonuses and rentals, increased gains on the sale of assets, and decreased production and income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $10,464,412 or 54% for the 2016 quarter. Oil, NGL and natural gas sales were down due to decreases in oil, NGL and natural gas sales volumes of 9%, 34% and 15%, respectively, and decreases in oil, NGL and natural gas prices of 44%, 51% and 47%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2016 and 2015:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
12/31/2015	106,362	$39.34	2,216,922	$1.92	48,051	$12.78	3,143,400	$2.88
12/31/2014	116,583	$70.87	2,601,161	$3.59	72,804	$26.19	3,737,483	$5.22

The oil production decrease is principally the result of declining production from established properties in the Eagle Ford Shale in South Texas partially offset by five new Eagle Ford wells which began production in September 2015.

(13)

Declining production from horizontal Cleveland, Marmaton, Granite Wash and Mississippian oil plays in Oklahoma and the Texas Panhandle also contributed to the decline. Drilling in these areas has decreased significantly from our fiscal year 2014 levels resulting in natural decline exceeding production from new wells. This decline was somewhat offset by production from five North Dakota Bakken Shale wells that were placed on production during the second half of 2015. The decrease in natural gas production was the result of declining production from the Fayetteville Shale in Arkansas and declining production from the southeastern Oklahoma and Anadarko Basin Woodford Shales. To a lesser extent, associated natural gas production from the western Oklahoma horizontal Marmaton and Granite Wash oil plays contributed to the decline. The decline in natural gas production was also due to significantly lower drilling activity in those areas. The NGL production decrease resulted from declining production in the Anadarko Basin Woodford Shale in addition to the Texas Panhandle and western Oklahoma horizontal Marmaton and Granite Wash oil plays.

The Company anticipates that the current reduced level of capital expenditures will continue as long as oil, NGL and natural gas prices remain at or near their current depressed levels. As a result of natural production decline of existing wells, combined with expected low capital expenditures to drill and complete new wells during 2016, we expect oil, NGL and natural gas production to experience a higher rate of decline in 2016 than was experienced in 2015.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
12/31/2015	106,362	2,216,922	48,051	3,143,400
9/30/2015	112,237	2,261,236	47,738	3,221,086
6/30/2015	109,738	2,407,049	41,737	3,315,899
3/31/2015	114,567	2,475,777	48,681	3,455,265
12/31/2014	116,583	2,601,161	72,804	3,737,483

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $636,114 as of December 31, 2015, and a net asset of $12,333,036 as of December 31, 2014. We had a net loss on derivative contracts of $34,936 in the 2016 quarter as compared to a net gain of $11,250,265 in the 2015 quarter. The change is principally due to the oil and natural gas collars and fixed price swaps that were in place in the 2015 quarter being settled over the past year. This was also coupled with the new natural gas collars and fixed price swaps that were added in the 2016 quarter being less favorable.

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $2,396,213 in the 2016 quarter. The increase was mainly due to the Company leasing 4,057 net mineral acres in Cochran County, Texas, and 972 net mineral acres in Woodward County, Oklahoma, in the 2016 quarter.

Lease Operating Expenses (LOE):

LOE decreased $1,218,814 or 25% in the 2016 quarter. LOE per Mcfe decreased in the 2016 quarter to $1.13 compared to $1.28 in the 2015 quarter. LOE related to field operating costs decreased $728,606 in the 2016 quarter compared to the 2015 quarter, a 24% decrease. Field operating costs were $.72 per Mcfe in the 2016 quarter as compared to $.80 per Mcfe in the 2015 quarter. The decrease in rate in the 2016 quarter is principally the result of operating efficiencies gained in the Eagle Ford Shale field due to the addition of a salt water disposal system and electrification of the field.

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $490,208 in the 2016 quarter compared to the 2015 quarter. On a per Mcfe basis, these fees decreased $.07 due mainly to a 15% decrease in natural gas production versus a 9% decrease in oil production. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes:

Production taxes decreased $300,671 or 48% in the 2016 quarter as compared to the 2015 quarter. This decrease in amount is primarily the result of decreased oil, NGL and natural gas sales of $10,464,412 during the 2016 quarter. Production taxes as a percentage of oil, NGL and natural gas sales increased from 3.2% in the 2015 quarter to 3.6% in the 2016 quarter.  The increase in tax rate is the result of the expiration of production tax discounts on a number of the Company’s horizontally drilled wells in Oklahoma and Arkansas, as well as, the increased proportionate sales coming from Texas and North Dakota where initial tax rates are higher.

(14)

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $818,633 or 13% in the 2016 quarter. DD&A in the 2016 quarter was $2.21 per Mcfe as compared to $1.64 per Mcfe in the 2015 quarter. DD&A increased $1,794,447 as a result of this $.57 increase in the DD&A rate per Mcfe. An offsetting decrease of $975,814 was the result of production decreasing 16% in the 2016 quarter compared to the 2015 quarter. The rate increase is mainly due to lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2016 quarter, as compared to 2015 quarter, shortening the economic life of wells thus resulting in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Provision for Impairment:

The provision for impairment increased $1,541,276 in the 2016 quarter as compared to the 2015 quarter. During the 2016 quarter, impairment of $3,733,273 was recorded on twenty-one fields. Three oil and liquids rich fields accounted for $3,212,968 of the impairment mainly due to continued declining oil and NGL prices. During the 2015 quarter, impairment of $2,191,997 was recorded on eleven small fields. One oil field in Hemphill County, Texas, accounted for $1,846,488 of the impairment.

Loss (Gain) on Asset Sales and Other:

Gain on asset sales increased $271,080 in the 2016 quarter. This increase is primarily related to the gain on sale of the Company’s only asset in one of its partnership investments in the 2016 quarter. This gain was partially offset by other expenses.

Income Taxes:

Provision for income taxes decreased in the 2016 quarter by $7,010,000, the result of a $20,042,879 decrease in income before provision for income taxes in the 2016 quarter compared to the 2015 quarter and an increase in the effective tax rate from 31% in the 2015 quarter to 46% in the 2016 quarter. When a provision for income taxes is recorded, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded, as was the case for the 2016 quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2015.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2016 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2016 derivative contracts, the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is $974,522 for operating revenue based on the Company’s prior year natural gas volumes.  The price sensitivity in 2016 for each $1.00 per barrel change in wellhead oil price is $453,125 for operating revenue based on the Company’s prior year oil volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $71,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $238,000.

(15)

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At December 31, 2015, the Company had $57,000,000 outstanding under this facility  and the effective interest rate was 2.43%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2015, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
12/1 - 12/31/15	7,477	$15.67	7,477	$1,002,211
Total	7,477	$15.67	7,477

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

(16)

Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

February 8, 2016	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

February 8, 2016	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

February 8, 2016	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(17)