Form 10-Q
period 2016-06-30
PANHANDLE OIL & GAS INC
filed 2016-08-08
CIK 315131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑		Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended	June 30, 2016

☐		Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from		__________to__________

Commission File Number	001-31759

PANHANDLE OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA		73-1055775
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Grand Centre Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma 73112
(Address of principal executive offices)

Registrant's telephone number including area code		(405) 948-1560

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☑

Outstanding shares of Class A Common stock (voting) at August 8, 2016:			16,585,626

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

PART 1   FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	September 30, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$506,541	$603,915
Oil, NGL and natural gas sales receivables (net of	4,404,084	7,895,591
allowance for uncollectable accounts)
Deferred income taxes	529,900	-
Refundable income taxes	-	345,897
Assets held for sale	1,456,851	-
Refundable production taxes	-	476,001
Derivative contracts, net	-	4,210,764
Other	182,779	252,016
Total current assets	7,080,155	13,784,184

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	433,025,959	441,141,337
Non-producing oil and natural gas properties	7,593,698	8,293,997
Other	1,069,658	1,393,559
	441,689,315	450,828,893
Less accumulated depreciation, depletion and amortization	(246,216,837)	(228,036,803)
Net properties and equipment	195,472,478	222,792,090

Investments	163,918	2,248,999
Total assets	$202,716,551	$238,825,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,499,739	$2,028,746
Derivative contracts, net	1,690,516	-
Deferred income taxes	-	1,517,100
Income taxes payable	659,319	-
Accrued liabilities and other	1,212,155	1,330,901
Total current liabilities	5,061,729	4,876,747

Long-term debt	49,200,000	65,000,000
Deferred income taxes	30,821,907	39,118,907
Asset retirement obligations	2,928,176	2,824,944

Stockholders' equity:
Class A voting common stock, $.0166 par value;
24,000,000 shares authorized, 16,863,004 issued at
June 30, 2016, and September 30, 2015	280,938	280,938
Capital in excess of par value	3,085,815	2,993,119
Deferred directors' compensation	3,321,583	3,084,289
Retained earnings	112,414,741	125,446,473
	119,103,077	131,804,819
Less treasury stock, at cost; 277,378 shares at June 30,
2016, and 302,623 shares at September 30, 2015	(4,398,338)	(4,800,144)
Total stockholders' equity	114,704,739	127,004,675
Total liabilities and stockholders' equity	$202,716,551	$238,825,273

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$7,365,898	$11,443,590	$22,557,372	$43,400,839
Lease bonuses and rentals	4,281,095	1,663,402	7,188,152	1,945,743
Gains (losses) on derivative contracts	(1,782,903)	(1,443,472)	(842,726)	11,706,955
Income (loss) from partnerships	(1,512)	85,368	8,996	373,555
	9,862,578	11,748,888	28,911,794	57,427,092
Costs and expenses:
Lease operating expenses	3,520,196	4,071,634	10,274,085	13,233,980
Production taxes	196,733	362,548	747,714	1,384,217
Exploration costs	1,157	19,911	30,106	48,368
Depreciation, depletion and amortization	5,959,482	5,729,460	18,963,017	17,680,069
Provision for impairment	-	132,118	11,849,064	3,532,760
Loss (gain) on asset sales and other	14,554	(18,459)	(228,018)	(27,586)
Interest expense	331,117	383,047	1,034,027	1,195,056
General and administrative	1,570,134	1,565,575	5,133,657	5,374,206
Bad debt expense (recovery)	-	-	19,216	-
	11,593,373	12,245,834	47,822,868	42,421,070
Income (loss) before provision (benefit) for income taxes	(1,730,795)	(496,946)	(18,911,074)	15,006,022

Provision (benefit) for income taxes	(944,000)	232,000	(7,887,000)	4,797,000

Net income (loss)	$(786,795)	$(728,946)	$(11,024,074)	$10,209,022

Basic and diluted earnings (loss) per common share (Note 3)	$(0.05)	$(0.04)	$(0.65)	$0.61

Basic and diluted weighted average shares outstanding:
Common shares	16,582,416	16,514,435	16,575,117	16,504,512
Unissued, directors' deferred compensation shares	263,649	246,893	259,382	256,084
	16,846,065	16,761,328	16,834,499	16,760,596

Dividends declared per share of
common stock and paid in period	$0.04	$0.04	$0.12	$0.12

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2016

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2015	16,863,004	$280,938	$2,993,119	$3,084,289	$125,446,473	(302,623)	$(4,800,144)	$127,004,675

Purchase of treasury stock	-	-	-	-	-	(7,477)	(117,165)	(117,165)
Restricted stock awards	-	-	644,783	-	-	-	-	644,783
Net income (loss)	-	-	-	-	(11,024,074)	-	-	(11,024,074)
Dividends ($.12 per share)	-	-	-	-	(2,007,658)	-	-	(2,007,658)
Distribution of restricted stock
to officers and directors	-	-	(551,256)	-	-	32,005	507,599	(43,657)
Distribution of deferred directors'
compensation	-	-	(831)	(10,541)	-	717	11,372	-
Increase in deferred directors'
compensation charged to expense	-	-	-	247,835	-	-	-	247,835

Balances at June 30, 2016	16,863,004	$280,938	$3,085,815	$3,321,583	$112,414,741	(277,378)	$(4,398,338)	$114,704,739
(unaudited)

Nine Months Ended June 30, 2015

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2014	16,863,004	$280,938	$2,861,343	$3,110,351	$118,794,188	(372,364)	$(5,858,167)	$119,188,653

Purchase of treasury stock	-	-	-	-	-	(12,719)	(242,313)	(242,313)
Restricted stock awards	-	-	740,043	-	-	-	-	740,043
Net income (loss)	-	-	-	-	10,209,022	-	-	10,209,022
Dividends ($.12 per share)	-	-	-	-	(2,001,150)	-	-	(2,001,150)
Distribution of restricted stock
to officers and directors	-	-	(738,432)	-	-	46,083	725,858	(12,574)
Distribution of deferred directors'
compensation	-	-	16,046	(328,415)	-	22,372	352,358	39,989
Increase in deferred directors'
compensation charged to expense	-	-	-	232,088	-	-	-	232,088

Balances at June 30, 2015	16,863,004	$280,938	$2,879,000	$3,014,024	$127,002,060	(316,628)	$(5,022,264)	$128,153,758
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2016	2015
Operating Activities	(unaudited)
Net income (loss)	$(11,024,074)	$10,209,022
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	18,963,017	17,680,069
Impairment	11,849,064	3,532,760
Provision for deferred income taxes	(10,344,000)	2,854,000
Exploration costs	30,106	48,368
Gain from leasing fee mineral acreage	(7,187,377)	(1,973,773)
Net (gain) loss on sales of assets	(271,080)	-
Income from partnerships	(8,996)	(373,555)
Distributions received from partnerships	33,201	535,400
Directors' deferred compensation expense	247,835	232,088
Restricted stock awards	644,783	740,043
Bad debt expense (recovery)	19,216	-
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	3,472,291	6,771,690
Fair value of derivative contracts	5,901,280	(3,500,264)
Refundable production taxes	476,001	40,035
Other current assets	69,237	158,431
Accounts payable	(698,593)	148,384
Income taxes receivable	345,897	-
Income taxes payable	659,319	518,003
Accrued liabilities	(118,403)	(272,899)
Total adjustments	24,082,798	27,138,780
Net cash provided by operating activities	13,058,724	37,347,802

Investing Activities
Capital expenditures, including dry hole costs	(3,359,518)	(23,613,349)
Acquisition of working interest properties	-	(308,180)
Proceeds from leasing fee mineral acreage	7,494,570	2,018,707
Investments in partnerships	50,126	(313,053)
Proceeds from sales of assets	627,547	-
Net cash provided (used) by investing activities	4,812,725	(22,215,875)

Financing Activities
Borrowings under debt agreement	8,560,234	23,013,234
Payments of loan principal	(24,360,234)	(35,513,234)
Purchases of treasury stock	(117,165)	(242,313)
Payments of dividends	(2,007,658)	(2,001,150)
Excess tax benefit on stock-based compensation	(44,000)	27,000
Net cash provided (used) by financing activities	(17,968,823)	(14,716,463)

Increase (decrease) in cash and cash equivalents	(97,374)	415,464
Cash and cash equivalents at beginning of period	603,915	509,755
Cash and cash equivalents at end of period	$506,541	$925,219

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$8,156	$52,017

Gross additions to properties and equipment	$3,529,104	$22,686,530
Net (increase) decrease in accounts payable for
properties and equipment additions	(169,586)	1,234,999
Capital expenditures and acquisitions, including dry hole costs	$3,359,518	$23,921,529

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. Due to the lower expected 2016 oil and natural gas prices, fiscal 2016 percentage depletion is not expected to significantly exceed cost depletion as in past years. Therefore, the permanent tax benefit in 2016 is not expected to be as significant as in 2015. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is recorded, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded. The benefits of federal and Oklahoma excess percentage depletion are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30, 2016, was 42% as compared to 32% for the nine months ended June 30, 2015.  The effective tax rate for the quarter ended June 30, 2016, was 55% as compared to -47% for the quarter ended June 30, 2015.  The higher estimated effective tax rate as of the end of the 2015 third quarter of 32%, as compared to 29% estimated at the end of the 2015 second quarter, resulted in a tax provision recorded during the 2015 third quarter. When a tax provision is recorded in a quarter with net loss (as opposed to a net income) before provision for income taxes, the result is a negative effective tax rate for the quarter, as was the case for the 2015 third quarter.

NOTE 3: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of  $80,000,000 and a maturity date of November 30, 2018.  The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties with a net book value of $169,155,141 at June 30, 2016. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At June 30, 2016, the effective interest rate was 2.77%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (June and December) or whenever the banks, in their

(5)

discretion, believe that there has been a material change in the value of the oil and natural gas properties. On June 7, 2016, the borrowing base was adjusted by the banks from $100,000,000  to $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined) of no more than 4.0 to 1.0. At June 30, 2016, the Company was in compliance with the covenants of the loan agreement and has $30,800,000 of availability under its outstanding credit facility.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2016 and 2015, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Performance based, restricted stock	$40,380	$103,747	$350,270	$423,053
Non-performance based, restricted stock	96,308	105,053	294,513	316,990
Total compensation expense	$136,688	$208,800	$644,783	$740,043

(6)

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of June 30, 2016
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$248,241	1.87
Non-performance based, restricted stock	400,720	1.59
Total	$648,961

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three months ended June 30, 2016 and 2015, the assessment resulted in impairment provisions on producing properties of $0 and $132,118, respectively. For the nine months ended June 30, 2016 and 2015, the assessment resulted in impairment provisions on producing properties of $11,849,064 and $3,532,760, respectively. The impairment provision for the nine months ended June 30, 2016,  is principally the result of lower projected future prices for oil, NGL and natural gas. A further reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

NOTE 9: Capitalized Costs

As of June 30, 2016 and September 30, 2015, non-producing oil and natural gas properties include costs of $5,917 and $1,762, respectively, on exploratory wells which were drilling and/or testing.

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

Derivative contracts in place as of June 30, 2016

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - September 2016	80,000 Mmbtu	NYMEX Henry Hub	$2.15 floor / $2.50 ceiling
April - October 2016	200,000 Mmbtu	NYMEX Henry Hub	$1.95 floor / $2.40 ceiling
June - September 2016	80,000 Mmbtu	NYMEX Henry Hub	$2.15 floor / $2.90 ceiling
October - December 2016	70,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.05 ceiling
November 2016 - March 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.25 floor / $3.65 ceiling
November 2016 - March 2017	80,000 Mmbtu	NYMEX Henry Hub	$2.25 floor / $3.95 ceiling
November 2016 - March 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.60 floor / $3.25 ceiling
January - June 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.85 floor / $3.35 ceiling

Natural gas fixed price swaps
January - September 2016	80,000 Mmbtu	NYMEX Henry Hub	$2.430
October 2016	100,000 Mmbtu	NYMEX Henry Hub	$2.410
November 2016 - April 2017	80,000 Mmbtu	NYMEX Henry Hub	$2.955

Oil costless collars
April - September 2016	10,000 Bbls	NYMEX WTI	$37.50 floor / $44.00 ceiling
April - September 2016	5,000 Bbls	NYMEX WTI	$37.50 floor / $46.50 ceiling
July - December 2016	3,000 Bbls	NYMEX WTI	$35.00 floor / $49.00 ceiling
October - December 2016	3,000 Bbls	NYMEX WTI	$40.00 floor / $47.25 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$40.00 floor / $58.50 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$45.00 floor / $54.00 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$45.00 floor / $55.50 ceiling

Derivative contracts in place as of September 30, 2015

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - December 2015	100,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.10 ceiling
January - December 2015	70,000 Mmbtu	NYMEX Henry Hub	$3.25 floor / $4.00 ceiling
April - October 2015	50,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.00 ceiling
May - October 2015	70,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $3.95 ceiling

Oil costless collars
July - December 2015	10,000 Bbls	NYMEX WTI	$80.00 floor / $86.50 ceiling

Oil fixed price swaps
April - December 2015	5,000 Bbls	NYMEX WTI	$94.56
July - December 2015	7,000 Bbls	NYMEX WTI	$93.91

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $1,690,516 as of June 30, 2016, and a net asset of $4,210,764 as of September 30, 2015.

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

(8)

currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Condensed Balance Sheets.

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at June 30, 2016, and September 30, 2015.  The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at June 30, 2016, and September 30, 2015.

	June 30, 2016	September 30, 2015
	Fair Value (a)	Fair Value (a)
	Commodity Contracts	Commodity Contracts
	Current Liabilities	Current Assets
Gross amounts recognized	$1,690,516	$4,210,764
Offsetting adjustments	-	-
Net presentation on Condensed Balance Sheets	$1,690,516	$4,210,764

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016.

	Fair Value Measurement at June 30, 2016
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(327,266)	$-	$(327,266)
Derivative Contracts - Collars	$-	$-	$(1,363,250)	$(1,363,250)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value June 30, 2016

Oil Collars	Oil price volatility curve	0% - 31.49%	18.65%	$(527,012)
Natural Gas Collars	Natural gas price volatility curve	0% - 33.89%	19.12%	$(836,238)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Statement of Operations.

Derivatives
Balance of Level 3 as of October 1, 2015	$1,891,249
Total gains or (losses)
Included in earnings	(8,313,053)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	5,058,554
Transfers in and out of Level 3	-
Balance of Level 3 as of June 30, 2016	$(1,363,250)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended June 30,
	2016		2015
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$-	$-	$203,216	$132,118

	Nine Months Ended June 30,
	2016		2015
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$9,741,650	$11,849,064	$4,036,434	$3,532,760

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

At June 30, 2016, and September 30, 2015, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

(10)

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

(11)

NOTE 13:  Subsequent Events

On July 19, 2016, the Company closed on a sale of certain non-core assets for an adjusted sale price of $3.9 million.   These properties consist of very small working, royalty and mineral interests spread over several states and were not strategic to the Company. These properties are shown on the June 30,  2016, balance sheets as Held for Sale and were remnants of a long-time partnership that was dissolved in November 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $2,018,426 at June 30, 2016,  compared to $8,907,437 at September 30, 2015.

Liquidity:

Cash and cash equivalents were $506,541 as of June 30, 2016, compared to $603,915 at September 30, 2015,  a decrease of $97,374. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:
	2016	2015	Change

Operating activities	$13,058,724	$37,347,802	$(24,289,078)
Investing activities	4,812,725	(22,215,875)	27,028,600
Financing activities	(17,968,823)	(14,716,463)	(3,252,360)
Increase (decrease) in cash and cash equivalents	$(97,374)	$415,464	$(512,838)

Operating activities:

Net cash provided by operating activities decreased $24,289,078 during the 2016 period, as compared to the 2015 period, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $23,394,615.

•	Decreased net receipts on derivative contracts of $3,148,147.

•	Decreased payments for G&A and other expenses of $469,022.

•	Decreased payments for field operating expenses of $1,714,863.

Investing activities:

Net cash used by investing activities decreased $27,028,600 during the 2016  period, as compared to the 2015  period, due to:

•	A decrease in cash used to acquire properties of $308,180.

•	Lower payments for drilling and completion activity during 2016 decreased capital expenditures by (12)

$20,253,831.

•	Increased receipts from leasing of fee mineral acreage of $5,475,863.

•	Increased proceeds from sales of assets of $627,547.

Financing activities:

Net cash used by financing activities increased $3,252,360 during the 2016 period, as compared to the 2015 period, the result of the following:

•	During the period ended June 30, 2016, net borrowings decreased $15,800,000; during the period ended June 30, 2015, net borrowings decreased $12,500,000.

Capital Resources:

Capital expenditures to drill and complete wells decreased $20,253,831 (86%) from the 2015 to the 2016 period. There continues to be no drilling activity on the Company’s acreage in the Eagle Ford Shale oil play in South Texas and in the Arkansas Fayetteville Shale natural gas play. Well proposals which met our participation criteria in the Company’s other plays continued to be extremely low through the first nine months of fiscal 2016. These decreases in drilling activity have resulted in the 86% decline in capital expenditures. Although oil, NGL and natural gas prices have, to a certain extent, rebounded during the fiscal 2016 third quarter, 2016 capital expenditures to drill and complete wells are expected to be significantly less than in 2015.

Panhandle has recently received eight drilling proposals on Company owned mineral acres in the southeast Oklahoma Woodford Shale play and has agreed to participate with an average 20% working interest; combined with the royalty interest to be received on the portion of the minerals that were leased, the net revenue interests will average 27.4%. The Company’s capital obligation to drill and complete these eight wells is approximately $7.4 million. Some of the wells are expected to spud in August 2016, with drilling continuing into fiscal 2017. Completion of all eight wells is expected to be near the end of the first quarter of fiscal 2017. Capital expenditures on these wells in fiscal 2016 are expected to be funded from cash flows, while utilization of the Company’s credit facility is expected to partially fund fiscal 2017 expenditures.

Oil, NGL and natural gas production volumes decreased 16% on an Mcfe basis during the 2016 period, as compared to the 2015 period. As a result of low drilling activity, new production coming on line continued to fall considerably short of replacing the natural decline of existing wells.

Oil production decreased 16% and was principally the result of the natural decline in production from the Eagle Ford Shale in South Texas. To a lesser extent, declining production from several smaller fields in Oklahoma, Texas and New Mexico also contributed to the decrease. The decrease was partially offset by production from five Eagle Ford Shale and five North Dakota Bakken Shale wells that were placed on production during the second half of 2015 and new production from the SCOOP and STACK plays in Oklahoma.

Natural gas production decreased 15%, largely the result of the natural decline in production from the Fayetteville Shale in Arkansas, the southeastern Oklahoma Woodford Shale and the Anadarko Basin Granite Wash. Production declines in several fields in Oklahoma, Texas and New Mexico also contributed to the decrease. New production from the SCOOP and STACK plays in Oklahoma partially offset the decrease.

NGL production decreased 23%, primarily the result of declining production in the Anadarko Basin Woodford Shale and Granite Wash fields. Production declines in several fields in Oklahoma and Texas also contributed to the decrease. Production from five Eagle Ford Shale wells and five North Dakota Bakken Shale wells (placed on production during the second half of 2015) partially offset the decline.

Due to the natural production decline of existing wells and insignificant new production coming on line (the result of minimal capital expenditures to drill and complete new wells during 2016), we expect oil, NGL and natural gas production to experience a higher rate of decline during 2016 than was experienced in 2015.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes 2016 capital expenditures for drilling and completion projects difficult to forecast.

Even at the lower levels of expected production and product prices during 2016, the Company expects to generate cash flows sufficient to fund 2016 capital expenditures, dividends and any overhead. The Company received lease bonus payments during the first nine months of 2016 totaling approximately $7.5 million. The Company has also received $3.9

(13)

million thus far during the 2016 fourth quarter from the sale of properties. These properties are shown on the balance sheet as Assets Held for Sale (with a financial basis of approximately $1.5 million) and consist of very small working, royalty and mineral interests spread over several states and were not strategic to the Company. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. Excess cash will be used to reduce debt.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE 10 – “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine months ended
June 30, 2016

Cash provided by operating activities	$13,058,724
Cash provided (used) by:
Capital expenditures - drilling and completion of wells	(3,359,518)
Quarterly dividends of $.12 per share	(2,007,658)
Treasury stock purchases	(117,165)
Net borrowings (payments) on credit facility	(15,800,000)
Other investing and financing activities	8,128,243
Net cash used	(13,156,098)

Net increase (decrease) in cash	$(97,374)

Outstanding borrowings on the credit facility at June 30, 2016, were $49,200,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments primarily from cash provided by operating activities and cash on hand. As stated above, the Company does expect to utilize the credit facility in 2017 to partially fund the drilling and completion of eight wells in the southeast Oklahoma Woodford Shale play. As management evaluates opportunities for additional drilling or to acquire additional assets, borrowings utilizing our bank credit facility could be necessary. Also, during times of oil, NGL and natural gas price decreases, or increased capital expenditures, it could be necessary to utilize the credit facility further in order to fund these expenditures. The Company has availability ($30,800,000 at June 30, 2016) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined, and dividends as a percent of operating cash flow). Non-cash expenses (such as impairment) are excluded from the EBITDA calculation. The debt covenants require a maximum ratio of the Company’s debt to EBITDA of 4:1. As of June 30, 2016, the debt to EBITDA ratio was 1.81:1.

The borrowing base under the credit facility was redetermined in June 2016 and set at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to employ its normal operating strategies.

Based on expected capital expenditure levels and anticipated cash provided by operating activities for 2016, the Company has sufficient liquidity to fund its ongoing operations and, combined with availability under its credit facility, to fund acquisitions, if any.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Overview:

The Company recorded a third quarter 2016 net loss of $786,795, or $0.05 per share, as compared to net loss of $728,946,  or $0.04 per share, in the 2015 quarter. The decrease in net income was principally the result of decreased oil, NGL and natural gas sales, increased losses on derivative contracts; partially offset by increases in lease bonuses and rentals, decreased LOE and increased benefit from income taxes. These items are further discussed below.

(14)

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $4,077,692 or 36% for the 2016 quarter. Oil, NGL and natural gas sales were down due to decreases in oil, NGL and natural gas sales volumes of 19%,  3% and 12%, respectively, and decreases in oil, NGL and natural gas prices of 24%,  10% and 26%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2016 and 2015:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2016	88,732	$38.91	2,112,567	$1.60	40,477	$12.93	2,887,821	$2.55
6/30/2015	109,738	$51.20	2,407,049	$2.17	41,737	$14.30	3,315,899	$3.45

The oil production decrease is principally the result of production decline from the Eagle Ford Shale in South Texas and the Bakken Shale in North Dakota. To a lesser extent, declining production from the Northern Oklahoma Mississippian also contributed to the reduction. The decrease was partially offset by production from five Eagle Ford Shale wells that were placed on production during the second half of 2015. The reduction in natural gas production was largely the result of declining production from both the Fayetteville Shale in Arkansas and the Anadarko Basin Granite Wash in Oklahoma. The decrease was partially offset by production from new wells in the Anadarko Woodford Shale (SCOOP Play) and the STACK Play, both in Oklahoma. The NGL production decrease primarily resulted from declining production in the Eagle Ford Shale and the Northern Oklahoma Mississippian. The reduction was somewhat offset by production from five Eagle Ford Shale wells that were placed on production during the second half of 2015.

The Company anticipates that oil, NGL and natural gas volumes will continue to decline in the fourth quarter of 2016 at rates similar to those experienced during the first three quarters of 2016, due to the current reduced level of capital expenditures. The Company has recently agreed to participate in eight southeastern Oklahoma Woodford wells with an average working interest of 20% and an average revenue interest of 27.4%. The operator of the proposed wells is a major international energy company with ongoing successful operations in this field. The wells are projected to commence drilling in mid-August 2016 and to begin producing late in calendar 2016 or early 2017. Assuming the activity takes place as planned and wells perform as anticipated, the Company expects 2017 natural gas production volumes and proved developed natural gas reserves to increase materially.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	Mcf Sold	NGL Bbls Sold	Mcfe Sold
6/30/2016	88,732	2,112,567	40,477	2,887,821
3/31/2016	90,760	2,014,139	37,934	2,786,303
12/31/2015	106,362	2,216,922	48,051	3,143,400
9/30/2015	112,237	2,261,236	47,738	3,221,086
6/30/2015	109,738	2,407,049	41,737	3,315,899

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $2,617,693 in the 2016 quarter. The increase was mainly due to the Company leasing mineral acres in Blaine, Canadian, Custer, Dewey, Grady and McClain County, Oklahoma, in the 2016 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $1,690,516 as of June 30, 2016, and a net asset of $5,402,106 as of June 30, 2015. We had a net loss on derivative contracts of $1,782,903 in the 2016 quarter as compared to a net loss of $1,443,472 in the 2015 quarter. The change is principally due to the oil and natural gas collars and fixed price swaps being less punitive in the 2015 quarter, as NYMEX oil and natural gas futures experienced less of an increase in price in relation to the collars and the fixed prices of the swaps.

Lease Operating Expenses (LOE):

LOE decreased $551,438 or 14% in the 2016 quarter. LOE per Mcfe decreased in the 2016 quarter to $1.22 compared to $1.23 in the 2015 quarter. LOE related to field operating costs decreased $492,991 in the 2016 quarter compared to the 2015 quarter, a 20% decrease. Field operating costs were $.69 per Mcfe in the 2016 quarter as compared to $.75 per Mcfe in the 2015 quarter. The decrease in rate in the 2016 quarter is principally the result of operating efficiencies gained in the Eagle Ford Shale field due to the addition of a salt water disposal system and electrification of the field.

(15)

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $58,447 in the 2016 quarter compared to the 2015 quarter. On a per Mcfe basis, these fees increased $.05 due mainly to prior period adjustments that were received in the 2016 period. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes:

Production taxes decreased $165,815 or 46% in the 2016 quarter as compared to the 2015 quarter. The decrease in amount is primarily the result of decreased oil, NGL and natural gas sales of $4,077,692 during the 2016 quarter. Production taxes as a percentage of oil, NGL and natural gas sales were 2.7% for the 2016 quarter and 3.2% for the 2015 quarter.  The decrease in tax rate is mainly the result of production tax refunds being received in the 2016 quarter that were in excess of our previous estimates.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $230,022 or 4% in the 2016 quarter. DD&A in the 2016 quarter was $2.06 per Mcfe as compared to $1.73 per Mcfe in the 2015 quarter. DD&A increased $969,687 as a result of this $.33 increase in the DD&A rate per Mcfe. An offsetting decrease of $739,665 was the result of production decreasing 13% in the 2016 quarter compared to the 2015 quarter. The rate increase is mainly due to lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2016 quarter, as compared to 2015 quarter, shortening the economic life of wells thus resulting in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Income Taxes:

Benefit for income taxes increased in the 2016 quarter by $1,176,000, the result of a $1,233,849 decrease in pre-tax income in the 2016 quarter, compared to the 2015 quarter, and an increase in the effective tax rate from -47% in the 2015 quarter to 55% in the 2016 quarter. When a provision for income taxes is recorded, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded, as was the case for the 2016 quarter. The higher estimated effective tax rate as of the end of the 2015 third quarter of 32%, as compared to 29% estimated at the end of the 2015 second quarter, resulted in a tax provision recorded during the 2015 third quarter. When a tax provision is recorded in a quarter with net loss (as opposed to a net income) before provision for income taxes, the result is a negative effective tax rate for the quarter, as was the case for the 2015 third quarter.

NINE MONTHS ENDED JUNE 30, 2016 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2015

Overview:

The Company recorded a nine month net loss of $11,024,074, or $0.65 per share, in the 2016 period, as compared to net income of $10,209,022, or $0.61 per share, in the 2015 period. The change from net income to net loss was principally the result of decreased oil, NGL and natural gas sales, decreased gains on derivative contracts and increases in provision for impairment and DD&A; partially offset by decreased income taxes, increases in lease bonuses and rentals, and decreased production taxes and LOE. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $20,843,467 or 48% for the 2016 period. Oil, NGL and natural gas sales were down due to a decrease in oil, NGL and natural gas sales volumes of 16%,  23% and 15%, respectively, and decreases in oil, NGL and natural gas prices of 37%, 39% and 39%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the nine month periods of fiscal 2016 and 2015:

	Oil Bbls	Average	Mcf	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2016	285,854	$35.35	6,343,628	$1.72	126,462	$11.95	8,817,524	$2.56
6/30/2015	340,888	$56.07	7,483,987	$2.82	163,222	$19.46	10,508,647	$4.13

The oil production decrease is principally the result of the natural production decline from the Eagle Ford Shale in South Texas. To a lesser extent, declining production from several smaller fields in Oklahoma, Texas and New Mexico also contributed to the decrease. The decrease was partially offset by production from five Eagle Ford Shale wells plus five North Dakota Bakken Shale wells that were placed on production during the second half of 2015 and new production from the

(16)

SCOOP and STACK plays in Oklahoma. The decrease in natural gas production was largely the result of declining production from the Fayetteville Shale in Arkansas, the southeastern Oklahoma Woodford Shale and the Anadarko Basin Granite Wash. To a lesser extent, production decline in several fields in Oklahoma, Texas and New Mexico also contributed to the decrease. The decrease was partially offset by new production from the SCOOP and STACK plays in Oklahoma. The NGL production decrease primarily resulted from declining production in the Anadarko Basin Woodford Shale and Granite Wash fields. To a lesser extent, several fields in Oklahoma and Texas also contributed to the decline. The decrease was partially offset by production from five Eagle Ford Shale wells plus five North Dakota Bakken Shale wells that were placed on production during the second half of 2015.

The Company anticipates that oil, NGL and natural gas volumes will continue to decline in the fourth quarter of 2016 at rates similar to those experienced during the first three quarters of 2016, due to the current reduced level of capital expenditures. The Company has recently agreed to participate in eight southeastern Oklahoma Woodford wells with an average working interest of 20% and an average revenue interest of 27.4%. The operator of the proposed wells is a major international energy company with ongoing successful operations in this field. The wells are projected to commence drilling in mid-August 2016 and to begin producing late in calendar 2016 or early 2017. Assuming the activity takes place as planned and wells perform as anticipated, the Company expects 2017 natural gas production volumes and proved developed natural gas reserves to increase materially.

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $5,242,409 in the 2016 period. The increase was mainly due to the Company leasing 4,057 net mineral acres in Cochran County, Texas, 663 net mineral acres in Blaine, Canadian, Custer and Dewey County, Oklahoma, and 706 net mineral acres in Grady and McClain County, Oklahoma, in the 2016 period.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $1,690,516 as of June 30, 2016, and a net asset of $5,402,106 as of June 30, 2015. We had a net loss on derivative contracts of $842,726 in the 2016 period as compared to a net gain of $11,706,955 recorded in the 2015 period. The change is principally due to the oil and natural gas collars and fixed price swaps being more beneficial in the 2015 period, as NYMEX oil and natural gas futures were below the floor of the collars and the fixed prices of the swaps.

Lease Operating Expenses (LOE):

LOE decreased $2,959,895 or 22% in the 2016 period. LOE per Mcfe decreased in the 2016 period to $1.17 compared to $1.26 in the 2015 period. LOE related to field operating costs decreased $2,155,878 in the 2016 period compared to the 2015 period, a 26% decrease. Field operating costs were $.70 per Mcfe in the 2016 period as compared to $.79 per Mcfe in the 2015 period. The decrease in rate in the 2016 period is principally the result of operating efficiencies gained in the Eagle Ford Shale field due to the addition of a salt water disposal system and electrification of the field, as well as fewer workovers.

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $804,017 in the 2016 period compared to the 2015 period. The decrease in the amount in the 2016 period is the result of decreased oil and gas production and sales. On a per Mcfe basis, these handling fees were $.47 for both periods. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes:

Production taxes decreased $636,503 or 46% in the 2016 period as compared to the 2015 period. The decrease in amount is primarily the result of decreased oil, NGL and natural gas sales of $20,843,467 during the 2016 period. Production taxes as a percentage of oil, NGL and natural gas sales were 3.3% for the 2016 period and 3.2% for the 2015 period. The increase in tax rate is the result of the expiration of production tax discounts on a number of the Company’s horizontally drilled wells in Oklahoma and Arkansas, as well as the increased proportionate sales coming from Texas and North Dakota where initial tax rates are higher.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $1,282,948 or 7% in the 2016 period. DD&A in the 2016 period was $2.15 per Mcfe as compared to $1.68 per Mcfe in the 2015 period. DD&A increased $4,128,145 as a result of this $.47 increase in the DD&A rate per Mcfe. An offsetting decrease of $2,845,197 was the result of production decreasing 16% in the 2016 period compared to the 2015 period. The rate increase is mainly due to lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2016 period, as compared to 2015 period, shortening the economic life of wells thus resulting in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

(17)

Provision for Impairment:

The provision for impairment increased $8,316,304 in the 2016 period compared to the 2015 period. During the 2016 period, impairment of $11,849,064 was recorded on thirty-nine fields. Four oil and liquids rich fields accounted for approximately $9.5 million (Anadarko Basin Granite Wash - $5.9 million, Cheyenne West - $1.7 million, Ellis County Marmaton - $1.0 million and Permian Basin - $.9 million) of the impairment mainly due to continued declining oil, NGL and natural gas prices. During the 2015 period, impairment of $3,532,760 was recorded on twenty fields. One oil field in Hemphill County, Texas, accounted for $1,846,488 of the impairment due mainly to declining oil prices.

Income Taxes:

Provision for income taxes decreased in the 2016 period by $12,684,000, the result of a $33,917,096 decrease in pre-tax income in the 2016 period compared to the 2015 period. The effective tax rate for the 2016 and 2015 periods was 42% and 32%, respectively. When a provision for income taxes is recorded, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded, as was the case for the 2016 period.

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

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $81,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $192,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $106,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At June 30, 2016, the Company had $49,200,000 outstanding under this facility and the effective interest rate was 2.77%.  At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

ITEM 4  CONTROLS AND PROCEDURES

(18)

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

PART II  OTHER INFORMATION

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, the Company did not repurchase shares of the Company’s common stock.

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

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

August 8, 2016	/s/ Michael C. Coffman
Date	Michael C. Coffman, President and
Chief Executive Officer

August 8, 2016	/s/ Lonnie J. Lowry
Date	Lonnie J. Lowry, Vice President
and Chief Financial Officer

August 8, 2016	/s/ Robb P. Winfield
Date	Robb P. Winfield, Controller
and Chief Accounting Officer

(19)