Form 10-K
period 2016-09-30
PANHANDLE OIL & GAS INC
filed 2016-12-12
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

Commission File Number:     001-31759

PANHANDLE OIL AND GAS INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Grand Centre, Suite 300, 5400 N. Grand Blvd. Oklahoma City, OK	73112
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (405) 948-1560

Securities registered under Section 12(b) of the Act:

CLASS A COMMON STOCK (VOTING)	NEW YORK STOCK EXCHANGE
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Act:
(Title of Class)

CLASS B COMMON STOCK (NON-VOTING) $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.           Yes      X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.           Yes      X   No

(Facing Sheet Continued)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).           Yes      X   No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the $17.31 per share closing price of registrant's Common Stock, as reported by the New York Stock Exchange at March 31, 2016, was $264,771,614. As of December 1, 2016, 16,600,296 shares of Class A Common Stock were outstanding.

Documents Incorporated By Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement relating to the annual meeting of stockholders to be held on March 8, 2017. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

production or produced – volumes of oil, NGL and natural gas that have been both produced and sold.

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

SEC – the United States Securities and Exchange Commission.

unconventional – an area believed to be capable of producing crude oil and natural gas occurring in accumulations that are regionally extensive, but may lack readily apparent traps, seals and discrete hydrocarbon water boundaries that typically define conventional reservoirs. These areas tend to have low permeability and may be closely associated with source rock, as is the case with oil and gas shale, tight oil and gas sands and coalbed methane, and generally require horizontal drilling, fracture stimulation treatments or other special recovery processes in order to achieve economic production.

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

GENERAL

Panhandle Oil and Gas Inc. was founded in Range, Texas County, Oklahoma, in 1926, as Panhandle Cooperative Royalty Company. The Company operated as a cooperative until 1979, when it merged into Panhandle Royalty Company, and its shares became publicly traded. On April 2, 2007, the Company’s name was changed to Panhandle Oil and Gas Inc.

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

The Company is involved in the acquisition, management and development of non-operated oil and natural gas properties, including wells located on the Company’s mineral and leasehold acreage. Panhandle’s mineral and leasehold properties are located primarily in Arkansas, New Mexico, North Dakota, Oklahoma and Texas. The majority of the Company’s oil, NGL and natural gas production is from wells located in Arkansas, Oklahoma and Texas.

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

PRINCIPAL PRODUCTS AND MARKETS

The Company’s principal products, in order of revenue generated, are natural gas, crude oil and NGL. These products are sold to various purchasers, including pipeline and marketing companies, which service the areas where the Company’s producing wells are located. Since the Company does not operate any of the wells in which it owns an interest, it relies on the operating expertise of numerous companies that operate wells in which the Company owns interests. This includes expertise in the drilling and completion of new wells, producing well operations and, in most cases, the marketing or purchasing of production from the wells. Oil, NGL and natural gas sales are principally handled by the well operator. Payment for oil, NGL and natural gas sold is received by the Company from the well operator or the contracted purchaser.

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

(2)

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

The Company does not operate any of the wells in which it has an interest; rather it relies on companies with greater resources, staff, equipment, research and experience for operation of wells in both the drilling and production phases. The Company’s business strategy is to use its strong financial base and its mineral and leasehold acreage ownership, coupled with its own geologic and economic evaluations, either to elect to participate in drilling operations with these companies or to lease or farmout its mineral or leasehold acreage while retaining a royalty interest. This strategy allows the Company to compete effectively in expensive and complex drilling operations it could not undertake on its own with limited capital and staffing.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The existence of economically recoverable oil, NGL and natural gas reserves in commercial quantities is crucial to the ultimate realization of value from the Company’s mineral and leasehold acreage. These mineral and leasehold properties are essentially the raw materials to our business. The production and sale of oil, NGL and natural gas from the Company’s properties are essential to provide the cash flow necessary to sustain the ongoing viability of the Company. When it is evaluated to be beneficial to share value, the Company purchases oil and natural gas mineral and leasehold acreage to assure the continued availability of acreage with which to participate in exploration and development drilling operations and, subsequently, to produce and sell oil, NGL and natural gas. This participation in exploration, development and production activities and purchase of additional acreage is necessary to continue to supply the Company with the raw materials with which to generate additional cash flow. Mineral and leasehold acreage purchases are made from many owners. The Company does not rely on any particular companies or persons for the purchases of additional mineral and leasehold acreage.

MAJOR CUSTOMERS

The Company’s oil, NGL and natural gas production is sold, in most cases, through its well operators to many different purchasers. During 2016, sales through two separate well operators accounted for approximately 23% and 12% of the Company’s total oil, NGL and natural gas sales. During 2015, sales through two separate well operators accounted for approximately 23% and 14% of the Company’s total oil, NGL and natural gas sales. During 2014, sales through two separate well operators accounted for approximately 17% and 11% of the Company’s total oil, NGL and natural gas sales. Generally, if one purchaser declines to continue purchasing the Company’s production, several other purchasers can be located. Pricing is generally consistent from purchaser to purchaser.

(3)

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

REGULATION

All of the Company’s well interests and non-producing properties are located onshore in the contiguous United States, except for very minor international overriding royalty interests. The Company’s oil and natural gas properties are subject to various taxes, such as gross production taxes and, in some cases, ad valorem taxes.

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

ENVIRONMENTAL MATTERS

As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local laws and regulations regarding environmental and ecological matters. Compliance with these laws and regulations may necessitate significant capital outlays. The Company does not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances including future events or changes in laws, or the interpretation of laws, governing our industry. For example, current discussions regarding future governance of hydraulic fracturing could have a material impact on the Company. The Oklahoma Corporation Commission has ordered the shut-in of some saltwater disposal wells and reductions of injected volumes in others in northern Oklahoma where these wells are proximal to recent seismic activity. The Company is currently experiencing insignificant impact and anticipates insignificant future impact from these shut-ins and injection volume reductions due to our minimal working interest ownership in this area. Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by the well operators, with Panhandle being responsible for its proportionate share of the costs involved. As such, the Company has no knowledge of any instances of non-compliance with existing laws and regulations. Absent an extraordinary event, any noncompliance is not likely to have a material adverse effect on the financial condition of the Company. The Company maintains insurance coverage at levels which are customary in the industry, but is not fully insured against all environmental risks.

(4)

EMPLOYEES

At September 30, 2016, Panhandle employed 20 people with 4 of the employees serving as executive officers. The President and CEO is also a director of the Company.

ITEM 1A	RISK FACTORS

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

The supply of and demand for oil, NGL and natural gas impact the prices we realize on the sale of these commodities and, in turn, materially affect the Company’s financial results. Oil, NGL and natural gas prices have historically been, and will likely continue to be, volatile. The prices for oil, NGL and natural gas are subject to wide fluctuation in response to a number of factors, including:

•	worldwide economic conditions
•	economic, political, regulatory and tax developments
•	market uncertainty
•	changes in the supply of and demand for oil, NGL and natural gas
•	availability and capacity of necessary transportation and processing facilities
•	commodity futures trading

(5)

•	regional price differentials
•	differing quality of oil produced (i.e., sweet crude versus heavy or sour crude)
•	differing quality and NGL content of natural gas produced
•	weather conditions
•	the level of imports and exports of oil, NGL and natural gas
•	political instability or armed conflicts in major oil and natural gas producing regions
•	actions taken by OPEC or other major oil, NGL and natural gas producing or consuming countries
•	competition from alternative sources of energy
•	technological advancements affecting energy consumption and energy supply

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

Lower oil, NGL and natural gas prices may also trigger significant impairment write-downs on a portion of the Company’s properties which negatively affect the Company’s results of operations. In addition, the credit available under its credit facility is affected by product prices.

Low oil, NGL and natural gas prices for a prolonged period of time would have a material adverse effect on the Company.

The Company’s financial position, results of operations, access to capital and the quantities of oil, NGL and natural gas that may be economically produced would be negatively impacted if oil, NGL and natural gas prices are low for an extended period of time. The ways in which low prices could have a material negative effect include:

•	significantly decrease the number of wells drilled by operators on the Company’s acreage, thereby reducing our production and cash flows
•	cash flow would be reduced, decreasing funds available for capital expenditures employed to replace reserves and maintain or increase production
•	future undiscounted and discounted net cash flows from producing properties would decrease, possibly resulting in recognition of impairment expense

(6)

•	certain reserves may no longer be economic to produce, leading to lower proved reserves, production and cash flow
•	access to sources of capital, such as equity and debt markets, could be severely limited or unavailable
•	the Company may incur a reduction in the borrowing base on its credit facility

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

Dependency on each operator’s judgment, expertise and financial resources could result in unexpected future costs, lost revenues and/or capital restrictions, to the extent they would cumulatively have a material adverse effect on the Company’s financial position and results of operations.

The Company’s derivative activities may reduce the cash flow received for oil and natural gas sales.

In order to manage exposure to price volatility on our oil and natural gas production, we enter into oil and natural gas derivative contracts for a portion of our expected production. Oil and natural gas price derivatives may limit the cash flow we actually realize and therefore reduce the Company’s ability to fund future projects. None of our oil and natural gas price derivative contracts are designated as hedges for accounting purposes; therefore, all changes in fair value of derivative contracts are reflected in earnings. Accordingly, these fair values may vary significantly from period to period, materially affecting reported earnings. The fair value of our oil and natural gas derivative instruments outstanding as of September 30, 2016, was a net liability of $428,271.

(7)

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

(8)

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

(9)

The reserve estimates made for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures. Further, our lack of knowledge of all individual well information known to the well operators such as incomplete well stimulation efforts, restricted production rates for various reasons and up-to-date well production data, etc. may cause differences in our reserve estimates.

Because PUD reserves, under SEC reporting rules, may only be recorded if the wells they relate to are scheduled to be drilled within five years of the date of recording, the removal of PUD reserves that are not developed within this five-year period may be required. Removals of this nature may significantly reduce the quantity and present value of the Company’s oil, NGL and natural gas reserves. During 2016 we made 46.9 Bcfe of negative revisions to PUD reserves principally due to the removal of PUD locations and the associated reserves that are no longer projected to be developed within five years from the date they were added to the PUD reserves.  These revisions were due to low commodity prices.  Please read Item 2 – “Properties – Proved Reserves” and Note 11 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data.”

Because forward-looking prices and costs are not used to estimate discounted future net cash flows from our estimated proved reserves, the standardized measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil, NGL and natural gas reserves.

The timing of both our production and our incurrence of expenses in connection with the development and production of our properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor used when calculating discounted future net cash flows, in compliance with the FASB statement on oil and natural gas producing activities disclosures, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company, or the oil and natural gas industry in general.

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

(10)

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

(11)

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

The Company has a credit facility with a group of banks headed by Bank of Oklahoma (BOK) which consists of a revolving loan of $200,000,000. As of September 30, 2016, the Company had a balance of $44,500,000 drawn on the facility. The facility has a current borrowing base of $80,000,000, which is secured by certain of the Company’s properties and contains certain restrictive covenants.

Should the Company incur additional indebtedness under its credit facility to fund capital projects or for other reasons, there is risk of it adversely affecting our business operations as follows:

•	cash flows from operating activities required to service indebtedness may not be available for other purposes
•	covenants contained in the Company’s borrowing agreement may limit our ability to borrow additional funds, pay dividends and make certain investments
•	any limitation on the borrowing of additional funds may affect our ability to fund capital projects and may also affect how we will be able to react to economic and industry changes

(12)

•	a significant increase in the interest rate on our credit facility will limit funds available for other purposes
•	changes in prevailing interest rates may affect the Company’s capability to meet its interest payments, as its credit facility bears interest at floating rates

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

(13)

may follow with similar requirements or may restrict the use of certain additives. This could result in more costly or less effective development of wells.

Once a well has been hydraulically fractured, the fluid produced from the fractured wells must be either treated for reuse or disposed of by injecting the fluid into disposal wells. Injection well disposal processes have been, and continue to be, studied to determine the extent of correlation between injection well disposal and the occurrence of earthquakes. Certain studies have concluded there is a correlation, and this has resulted in the cessation of or the reduction of injection rates in certain water disposal wells, especially in northern Oklahoma.

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

Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the sale of oil and natural gas. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions and pay taxes related to greenhouse gas emissions. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly. In addition, the United States was involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement will require countries to review and “represent a progression” in their

(14)

intended nationally determined contributions, which set emissions reduction goals, every five years, beginning in 2020. If adopted, the Paris Agreement could further drive regulation in the United States. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states, or at a federal level, could adversely affect the oil and gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil and natural gas.

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

(15)

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

At September 30, 2016, Panhandle’s principal properties consisted of (1) perpetual ownership of 255,019 net mineral acres, held principally in Arkansas, New Mexico, North Dakota, Oklahoma, Texas and six other states; (2) leases on 19,532 net acres primarily in

(16)

Oklahoma: and (3) working interests, royalty interests, or both, in 6,233 producing oil and natural gas wells and 45 wells in the process of being drilled or completed.

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

ACREAGE

Mineral Interests Owned

The following table of mineral acreage owned reflects, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased) as of September 30, 2016.

State	Net Acres	Gross Acres	Net Acres Producing (1)	Gross Acres Producing (1)	Net Acres Leased to Others (2)	Gross Acres Leased to Others (2)	Net Acres Open (3)	Gross Acres Open (3)
Arkansas	11,973	51,701	7,176	27,063	-	-	4,796	24,615
Colorado	8,217	39,080	-	-	-	-	8,217	39,080
Florida	3,832	8,212	-	-	-	-	3,832	8,212
Kansas	3,082	11,816	144	1,200	-	-	2,938	10,616
Montana	1,008	17,947	-	-	-	-	1,008	17,947
New Mexico	57,374	174,300	1,366	6,965	80	160	55,928	167,175
North Dakota	11,179	64,286	190	2,196	-	-	10,989	62,090
Oklahoma	113,409	952,360	42,247	341,429	5,722	38,578	65,440	572,352
South Dakota	1,825	9,300	-	-	-	-	1,825	9,300
Texas	43,093	359,484	5,406	51,989	7,453	56,936	30,234	250,583
Other	27	262	-	-	-	-	27	262
Total:	255,019	1,688,749	56,530	430,843	13,255	95,674	185,234	1,162,232

(1)	“Producing” represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.
(2)	“Leased” represents the mineral acres owned by Panhandle that are leased to third parties but not producing.
(3)	“Open” represents mineral acres owned by Panhandle that are not leased or in production.

(17)

Leases

The following table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production as of September 30, 2016.

State	Net Acres	Net Acres Expiring					Net Acres Held by Production
		2017	2018	2019	2020	2021
Arkansas	2,186	27	92	-	-	-	2,067
Kansas	2,117	-	-	-	-	-	2,117
Oklahoma	11,794	-	-	-	-	-	11,794
Texas	2,352	-	-	-	-	-	2,352
Other	1,083	-	-	-	-	-	1,083
TOTAL	19,532	27	92	-	-	-	19,413

PROVED RESERVES

The following table summarizes estimates of proved reserves of oil, NGL and natural gas held by Panhandle as of September 30, 2016, compared to the two preceding year ends. Proved reserves are located onshore within the contiguous United States (except for an insignificant amount of international overrides) and are principally made up of small interests in 6,233 wells, which are predominately located in the Mid-Continent region. Other than this report, the Company’s reserve estimates are not filed with any other federal agency.

	Barrels of Oil	Barrels of NGL	Mcf of Natural Gas	Mcfe
Net Proved Developed Reserves
September 30, 2016	1,980,519	1,095,256	62,929,047	81,383,697
September 30, 2015	2,725,077	1,466,834	82,899,159	108,050,625
September 30, 2014	2,890,678	1,564,859	88,512,767	115,245,989

Net Proved Undeveloped Reserves
September 30, 2016	3,445,571	527,447	18,796,551	42,634,659
September 30, 2015	4,313,353	1,453,766	37,314,885	71,917,599
September 30, 2014	4,678,901	1,475,322	53,979,593	90,904,931

Net Total Proved Reserves
September 30, 2016	5,426,090	1,622,703	81,725,598	124,018,356
September 30, 2015	7,038,430	2,920,600	120,214,044	179,968,224
September 30, 2014	7,569,579	3,040,181	142,492,360	206,150,920

(18)

The 55.9 Bcfe decrease in total proved reserves from 2015 to 2016 is primarily a combination of the following factors:

•	Negative pricing revisions of 64.4 Bcfe resulting from:
a)	17.5 Bcfe of negative proved developed revisions primarily due to wells reaching their projected economic limits much earlier than projected in 2015.
b)

46.9 Bcfe of negative PUD revisions principally attributable to the removal of PUD locations and associated reserves throughout the Company’s operating areas, primarily Fayetteville Shale and Anadarko Basin Woodford Shale. These PUD locations are no longer projected to be developed within five years from the date they were added to the PUD reserves due to low commodity prices. The Company’s 2016 PUD locations now stand at 106, as compared to 409 PUD locations in 2015.

•	Positive performance revisions of .9 Bcfe.
•

Proved developed reserve extensions, discoveries and other additions of 2.5 Bcfe principally resulting from the Company’s participation in unconventional oil, NGL and natural gas in the Anadarko Woodford Shale in central and western Oklahoma and the Bakken Shale in North Dakota.

•

The addition of 16.6 Bcfe of PUD reserves principally in the southeastern Oklahoma Woodford. These southeastern Oklahoma Woodford additions are the PUD reserves assigned to eight wells the Company approved to drill in late 2016. Drilling operations are underway on four wells and all eight wells are projected to begin producing in early 2017.

•	Production of 11.5 Bcfe.

The following details the changes in proved undeveloped reserves for 2016 (Mcfe):

Beginning proved undeveloped reserves	71,917,599
Proved undeveloped reserves transferred to proved developed	(1,806,525)
Revisions	(44,108,114)
Extensions and discoveries	16,631,699
Purchases	-
Ending proved undeveloped reserves	42,634,659

Beginning PUD reserves were 71.9 Bcfe. A total of 1.8 Bcfe (3% of the beginning balance) was transferred to proved developed producing during 2016. The 44.1 Bcfe (61% of the beginning balance) of negative revisions to PUD reserves consisted of 46.9 Bcfe negative PUD revisions principally attributable to the removal of PUD locations and associated reserves throughout the Company’s operating areas, principally in the Fayetteville Shale and the Anadarko Basin Woodford Shale. These PUD locations are no longer projected to be developed within five years from the date they were added to the PUD reserves due to low commodity

(19)

prices. These negative revisions were somewhat offset by positive performance revisions of 2.8 Bcfe. A total of 45.9 Bcfe (64% of the beginning balance) of PUD reserves was moved out of the category during 2016 as either a result of being transferred to proved developed or removed due to low commodity prices. No PUD locations from 2012 remain in the PUD category and there are only two remaining PUD locations from 2013. The Company’s total PUD locations decreased from 409 in 2015 to 106 in 2016. As a point of reference, the Company participated in 58 wells in 2016, 35 of which were conversions from PUD to PDP. The conversion from PUD to PDP was low in 2016 due to unusually low prices, but we expect drilling to pick up in the near future as a result of price recovery. We anticipate that all the Company’s PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves, which are no longer projected to be drilled within five years from the date they were added to the PUD reserves, will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions. The Company added 16.6 Bcfe of PUD reserves in 2016, principally in the southeastern Oklahoma Woodford. These southeastern Oklahoma Woodford Shale additions are the PUD reserves assigned to eight wells the Company approved to drill in late 2016. Drilling operations are underway on four wells, and all eight are projected to begin producing in the second quarter of fiscal 2017.

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

(20)

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

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, calculated the Company’s oil, NGL and natural gas reserves as of September 30, 2016, 2015 and 2014 (see Exhibits 23 and 99).

The Company’s net proved oil, NGL and natural gas reserves (including certain undeveloped reserves described above) are located onshore in the contiguous United States

(21)

(except for an insignificant amount of international overrides). All studies have been prepared in accordance with regulations prescribed by the SEC. The reserve estimates were based on economic and operating conditions existing at September 30, 2016, 2015 and 2014. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

ESTIMATED FUTURE NET CASH FLOWS

Set forth below are estimated future net cash flows with respect to Panhandle’s net proved reserves (based on the estimated units set forth above in Proved Reserves) for the year indicated, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by SEC rules and regulations. The Company follows the SEC rule, Modernization of Oil and Gas Reporting Requirements. In accordance with the SEC rule, the estimated future net cash flows were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30 held flat over the life of the properties and applied to future production of proved reserves less estimated future development and production expenditures for these reserves. The amounts presented are net of operating costs and production taxes levied by the respective states. Prices used for determining future cash flows from oil, NGL and natural gas as of September 30, 2016, 2015 and 2014, were as follows: $36.77/Bbl, $12.22/Bbl, $1.97/Mcf; $55.27/Bbl, $19.10/Bbl, $2.84/Mcf; $96.94/Bbl, $31.45/Bbl, $4.04/Mcf, respectively. These future net cash flows based on SEC pricing rules should not be construed as the fair market value of the Company’s reserves. A market value determination would need to include many additional factors, including anticipated oil, NGL and natural gas price and production cost increases or decreases, which could affect the economic life of the properties.

Estimated Future Net Cash Flows
	9/30/2016	9/30/2015	9/30/2014
Proved Developed	$98,380,962	$233,189,810	$451,452,075
Proved Undeveloped	26,502,846	116,314,237	383,970,247
Income Tax Expense	(38,674,100)	(123,007,909)	(308,149,182)
Total Proved	$86,209,708	$226,496,138	$527,273,140

10% Discounted Present Value of Estimated Future Net Cash Flows
	9/30/2016	9/30/2015	9/30/2014
Proved Developed	$55,586,606	$126,295,752	$234,799,797
Proved Undeveloped	(7,696,741)	17,948,482	135,228,020
Income Tax Expense	(18,119,746)	(62,653,023)	(165,245,313)
Total Proved	$29,770,119	$81,591,211	$204,782,504

(22)

OIL, NGL AND NATURAL GAS PRODUCTION

The following table sets forth the Company’s net production of oil, NGL and natural gas for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
	9/30/2016	9/30/2015	9/30/2014
Bbls - Oil	364,252	453,125	346,387
Bbls - NGL	171,060	210,960	207,688
Mcf - Natural Gas	8,284,377	9,745,223	10,773,559
Mcfe	11,496,249	13,729,733	14,098,009

AVERAGE SALES PRICES AND PRODUCTION COSTS

The following tables set forth unit price and cost data for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
Average Sales Price	9/30/2016	9/30/2015	9/30/2014
Per Bbl, Oil	$36.70	$53.12	$93.68
Per Bbl, NGL	$12.60	$18.25	$32.31
Per Mcf, Natural Gas	$1.92	$2.73	$4.05
Per Mcfe	$2.73	$3.97	$5.88

	Year Ended	Year Ended	Year Ended
Average Production (lifting) Costs	9/30/2016	9/30/2015	9/30/2014
(Per Mcfe)
Well Operating Costs (1)	$1.18	$1.27	$0.99
Production Taxes (2)	0.09	0.12	0.19
	$1.27	$1.39	$1.18

(1)	Includes actual well operating costs, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.
(2)	Includes production taxes only.

In fiscal 2016, approximately 25% of the Company’s oil, NGL and natural gas revenue was generated from royalty payments received on its mineral acreage. Royalty interests bear no share of the operating costs on those producing wells.

(23)

GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

The following table sets forth Panhandle’s gross and net productive oil and natural gas wells as of September 30, 2016. Panhandle owns either working interests, royalty interests or both in these wells. The Company does not operate any wells.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Gross Wells
Oil	384	28.69	1,112	1,496
Natural Gas	1,843	83.93	2,894	4,737
Total	2,227	112.63	4,006	6,233

Panhandle’s average interest in royalty interest only wells is 0.80%. Panhandle’s average interest in working interest wells is 5.06% working interest and 4.78% net revenue interest.

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

As of September 30, 2016, Panhandle owned 430,843 gross developed mineral acres and 56,530 net developed mineral acres. Panhandle has also leased from others 147,388 gross developed acres containing 19,413 net developed acres.

UNDEVELOPED ACREAGE

As of September 30, 2016, Panhandle owned 1,257,906 gross and 198,489 net undeveloped mineral acres, and leases on 6,643 gross and 119 net undeveloped acres.

(24)

DRILLING ACTIVITY

The following net productive development, exploratory and purchased wells and net dry development, exploratory and purchased wells in which the Company had either a working interest, a royalty interest or both were drilled and completed during the fiscal years indicated.

	Net Productive	Net Productive	Net Dry
	Working Interest Wells	Royalty Interest Wells	Working Interest Wells
Development Wells
Fiscal years ended:
September 30, 2016	0.541405	0.475375	-
September 30, 2015	5.349843	1.372020	-
September 30, 2014	6.375382	1.215322	0.026849

Exploratory Wells
Fiscal years ended:
September 30, 2016	0.002732	0.003186	-
September 30, 2015	0.188489	0.060184	-
September 30, 2014	0.141038	0.026367	-

Purchased Wells
Fiscal years ended:
September 30, 2016	-	-	-
September 30, 2015	-	-	-
September 30, 2014	11.644719	-	-

PRESENT ACTIVITIES

The following table sets forth the gross and net oil and natural gas wells drilling or testing as of September 30, 2016, in which Panhandle owns either a working interest, a royalty interest or both. These wells were not producing at September 30, 2016.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Gross Wells
Oil	1	0.03	21	22
Natural Gas	19	1.12	4	23

OTHER FACILITIES

The Company has a lease on 12,369 square feet of office space in Oklahoma City, Oklahoma, which ends April 30, 2020.

(25)

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

In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made, the following discussion outlines certain factors that in the future could cause results for 2017 and beyond to differ materially from those that may be presented in any such forward-looking statement made by or on behalf of the Company.

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

(26)

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

(27)

ITEM 3	LEGAL PROCEEDINGS

There were no material legal proceedings involving Panhandle on September 30, 2016, or at the date of this report.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

(28)

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The above graph compares the 5-year cumulative total return provided shareholders on our Class A Common Stock (“Common Stock”) relative to the cumulative total returns of the S&P Smallcap 600 Index and the S&P Oil & Gas Exploration & Production Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on September 30, 2011, and its relative performance is tracked through September 30, 2016.

(29)

Since July 2008, the Company’s Common Stock has been listed and traded on the New York Stock Exchange (symbol PHX). The following table sets forth the high and low trade prices of the Common Stock during the periods indicated:

Quarter Ended	High	Low
December 31, 2014	$29.80	$15.68
March 31, 2015	$25.20	$17.58
June 30, 2015	$24.00	$19.57
September 30, 2015	$21.23	$13.81
December 31, 2015	$20.20	$13.18
March 31, 2016	$18.89	$10.82
June 30, 2016	$19.47	$15.34
September 30, 2016	$19.30	$15.45

At December 1, 2016, there were 1,367 holders of record of Panhandle’s Class A Common Stock and approximately 5,700 beneficial owners.

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

(30)

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes financial data of the Company for its last five fiscal years and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Financial Statements and Supplementary Data,” including the Notes thereto, included elsewhere in this report.

	As of and for the year ended September 30,
	2016	2015	2014	2013	2012
Revenues
Oil, NGL and natural gas sales	$31,411,353	$54,533,914	$82,846,528	$60,605,878	$40,818,434
Lease bonuses and rentals	7,735,785	2,010,395	423,328	938,846	7,152,991
Gains (losses) on derivative contracts	(86,355)	13,822,506	247,414	611,024	73,822
Income from partnerships	2,400	515,278	893,954	733,372	487,070
	39,063,183	70,882,093	84,411,224	62,889,120	48,532,317
Costs and expenses
Lease operating expense	13,590,089	17,472,408	13,912,792	11,861,403	9,141,970
Production taxes	1,071,632	1,702,302	2,694,118	1,834,840	1,449,537
Exploration costs	31,589	48,404	86,017	9,795	979,718
Depreciation, depletion and amortization	24,487,565	23,821,139	21,896,902	21,945,768	19,061,239
Provision for impairment	12,001,271	5,009,191	1,096,076	530,670	826,508
Loss (gain) on asset sales & other	(2,624,642)	(398,994)	8,378	(942,959)	(88,477)
Interest expense	1,344,619	1,550,483	462,296	157,558	127,970
General and administrative	7,139,728	7,339,320	7,433,183	6,801,996	6,388,856
Bad debt expense (recovery)	19,216	180,499	-	-	-
	57,061,067	56,724,752	47,589,762	42,199,071	37,887,321

Income (loss) before provision (benefit) for income taxes	(17,997,884)	14,157,341	36,821,462	20,690,049	10,644,996
Provision (benefit) for income taxes	(7,711,000)	4,836,000	11,820,000	6,730,000	3,274,000
Net income (loss)	$(10,286,884)	$9,321,341	$25,001,462	$13,960,049	$7,370,996

Basic and diluted earnings (loss) per share	$(0.61)	$0.56	$1.49	$0.84	$0.44
Dividends declared per share	$0.16	$0.16	$0.16	$0.14	$0.14

Weighted average shares outstanding
Basic and diluted	16,840,856	16,768,904	16,727,183	16,713,808	16,721,862

Net cash provided by (used in):
Operating activities	$14,589,717	$45,571,014	$52,622,602	$37,402,109	$25,371,195
Investing activities	$8,615,051	$(29,588,485)	$(121,950,995)	$(26,379,675)	$(38,372,702)
Financing activities	$(23,337,470)	$(15,888,369)	$66,970,977	$(10,139,362)	$11,478,606

Total assets	$198,135,226	$238,825,273	$246,640,604	$147,838,430	$135,186,730
Long-term debt	$44,500,000	$65,000,000	$78,000,000	$8,262,256	$14,874,985
Shareholders' equity	$115,191,819	$127,004,675	$119,188,653	$95,655,486	$83,852,146

(31)

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2016 oil, NGL and natural gas production decreased 20%, 19% and 15%, respectively, from that of 2015. The decrease in oil production was primarily the result of the production decline in the Eagle Ford Shale, which was not offset by new production in the play due to significantly reduced drilling activity.  To a lesser extent, declining production from various fields in western Oklahoma, the Texas Panhandle and the Northern Oklahoma Mississippian contributed to the decrease. NGL production volume decreases were largely the result of production decline in the Anadarko Woodford Shale in western and central Oklahoma and the Anadarko Basin Granite Wash in western Oklahoma and the Texas Panhandle. Natural gas production volume decreases were primarily the result of declining production in the Fayetteville Shale. To a lesser extent, declining production from the Anadarko Basin Granite Wash and the southeastern Oklahoma Woodford Shale also contributed to the decrease.

As of September 30, 2016, the Company owned an average 3.5% net revenue interest in 45 wells that were drilling or testing.

The 2016 production decreases in oil, NGL and natural gas, combined with lower oil, NGL and natural gas prices, resulted in a 42% decrease in revenues from the sale of oil, NGL and natural gas. Based on recent forward strip pricing, the Company currently anticipates 2017 average oil, NGL and natural gas prices will be higher than their corresponding average prices in 2016.

The Company’s proved developed oil, NGL and natural gas reserves decreased in 2016, compared to 2015, by 26.7 Bcfe, or 25%. The decrease was primarily due to negative pricing revisions.

Other than the lease of office space, the Company had no off balance sheet arrangements during 2016 or prior years.

(32)

The following table reflects certain operating data for the periods presented:

	For the Year Ended September 30,
		Percent		Percent
	2016	Incr. or (Decr.)	2015	Incr. or (Decr.)	2014
Production:
Oil (Bbls)	364,252	(20%)	453,125	31%	346,387
NGL (Bbls)	171,060	(19%)	210,960	2%	207,688
Natural Gas (Mcf)	8,284,377	(15%)	9,745,223	(10%)	10,773,559
Mcfe	11,496,249	(16%)	13,729,733	(3%)	14,098,009
Average Sales Price:
Oil (per Bbl)	$36.70	(31%)	$53.12	(43%)	$93.68
NGL (per Bbl)	$12.60	(31%)	$18.25	(44%)	$32.31
Natural Gas (per Mcf)	$1.92	(30%)	$2.73	(33%)	$4.05
Mcfe	$2.73	(31%)	$3.97	(32%)	$5.88

RESULTS OF OPERATIONS

Fiscal Year 2016 Compared to Fiscal Year 2015

Overview

The Company recorded net loss of $10,286,884, or $0.61 per share, in 2016, compared to net income of $9,321,341, or $0.56 per share, in 2015. Revenues decreased in 2016 primarily due to lower oil, NGL and natural gas sales and decreased gains on derivative contracts partially offset by increased lease bonuses received.

Expenses increased in 2016 mainly from a larger provision for impairment and higher DD&A partially offset by a decrease in LOE and production taxes and an increase in gain on sale of assets.

Oil, NGL and Natural Gas Sales

Oil, NGL and natural gas sales decreased $23,122,561, or 42%, for 2016, as compared to 2015. The decrease was due to decreased oil, NGL and natural gas prices of 31%, 31% and 30%, respectively, coupled with lower oil, NGL and natural gas volumes of 20%, 19% and 15%, respectively, in 2016.

The decrease in oil production was primarily the result of natural production decline in the Eagle Ford Shale, which was not offset by new production in the play due to significantly reduced drilling activity.  To a lesser extent, declining production from various fields in western Oklahoma, the Texas Panhandle and the Northern Oklahoma Mississippian contributed to the decrease.

NGL production volume decreases were largely the result of natural production decline in the Anadarko Woodford Shale in western and central Oklahoma and the Anadarko Basin Granite Wash in western Oklahoma and the Texas Panhandle.

(33)

Natural gas production volume decreases were primarily the result of naturally declining production in the Fayetteville Shale. To a lesser extent, declining production from the Anadarko Basin Granite Wash and the southeastern Oklahoma Woodford Shale also contributed to the decrease.

Production by quarter for 2016 and 2015 was as follows (Mcfe):

	2016	2015
First quarter	3,143,400	3,737,483
Second quarter	2,786,303	3,455,265
Third quarter	2,887,821	3,315,899
Fourth quarter	2,678,725	3,221,086
Total	11,496,249	13,729,733

Lease Bonus and Rentals

Lease bonuses and rentals increased $5,725,390 in 2016. The increase was mainly due to the Company leasing 4,057 net mineral acres in Cochran County, Texas, 663 net mineral acres in Blaine, Canadian, Custer and Dewey Counties, Oklahoma, and 706 net mineral acres in Grady and McClain Counties, Oklahoma, in 2016. In 2015, the Company leased 2,407 net mineral acres in Andrews and Winkler Counties, Texas.

Gains (Losses) on Derivative Contracts

Gains on derivative contracts decreased $13,908,861 in 2016. The decrease was mainly due to the oil and, to a lesser extent, natural gas collars and fixed price swaps being more beneficial in 2015, as NYMEX oil and natural gas futures had fallen further below the floor of the collars and the fixed prices of the swaps. As of September 30, 2016, the Company’s natural gas costless collar contracts and natural gas fixed price swaps have expiration dates of October 2016 through December 2017; the oil costless collar contracts have expiration dates of October 2016 through March 2017.

Income from Partnerships

Income from partnerships decreased $512,878 in 2016. This change was primarily due to the Company selling the assets from some of its partnerships in 2016. This was also coupled with lower oil, NGL and natural gas pricing during 2016, as compared to 2015.

Lease Operating Expenses (LOE)

LOE decreased $3,882,319 or 22% in 2016. LOE costs per Mcfe of production decreased from $1.27 in 2015 to $1.18 in 2016. The total LOE decrease was largely due to decreased field operating costs of $2,604,510 in 2016, compared to 2015. Field operating costs were $.70 per Mcfe in 2016, compared to $.78 per Mcfe in 2015, a 10% decrease. This decrease in rate was principally the result of operating efficiencies gained in the Eagle Ford Shale field due to the addition of a salt water disposal system and electrification of the field, as well as fewer workovers.

(34)

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $1,277,809 in 2016, as compared to 2015. The decrease in the amount in 2016 is the result of decreased oil, NGL and natural gas production and sales. On a per Mcfe basis, these fees decreased $.01. Natural gas sales bear the large majority of the handling fees. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes

Production taxes decreased $630,670 or 37% in 2016, as compared to 2015. The decrease in amount was primarily the result of decreased oil, NGL and natural gas sales of $23,122,561 during 2016. Production taxes as a percentage of oil, NGL and natural gas sales increased slightly from 3.1% in 2015 to 3.4% in 2016. The increase in tax rate was the result of the expiration of production tax discounts on some of the Company’s horizontally drilled wells in Oklahoma and Arkansas, as well as the increased proportionate sales coming from Texas and North Dakota, where initial tax rates are higher. The low overall production tax rate in both years was due to a large proportion of the Company’s oil and natural gas revenues coming from horizontally drilled wells, which are eligible for reduced Oklahoma and Arkansas production tax rates in the first few years of production.

Depreciation, Depletion and Amortization (DD&A)

DD&A increased $666,426 in 2016. DD&A per Mcfe was $2.13 in 2016, compared to $1.74 in 2015. DD&A increased $4,541,529 as the result of a $.39 increase in the DD&A rate. This rate increase was principally due to lower oil, NGL and natural gas prices utilized in the reserve calculations during 2016, as compared to 2015, shortening the economic life of wells thus resulting in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A. An offsetting decrease of $3,875,103 was due to oil, NGL and natural gas production volumes decreasing 16% collectively in 2016, compared to 2015.

Provision for Impairment

Provision for impairment increased $6,992,080 in 2016, as compared to 2015. During 2016, impairment of $12,001,271 was recorded on 44 fields primarily in Oklahoma, Kansas and Texas. Two fields in western Oklahoma and the Texas Panhandle accounted for $7,548,533 or 63% of the impairment due mainly to declining oil, NGL and natural gas prices. During 2015, impairment of $5,009,191 was recorded on 27 fields primarily in Oklahoma, Kansas and Texas. One oil field in Hemphill County, Texas, accounted for $1,846,488 of the impairment due mainly to declining oil prices.

Loss (Gain) on Asset Sales and Other

Loss (gain) on asset sales and other was a net gain of $2,624,642 in 2016, as compared to a net gain of $398,994 in 2015. The net gain in 2016 was largely due to the gain on sale of assets from two of the Company’s partnerships. The net gain in 2015 was mainly the result of a lawsuit settlement related to participation rights on some of the Company’s mineral acreage in Arkansas.

(35)

Interest Expense

Interest expense decreased $205,864 in 2016, as compared to 2015. The decrease was due to a lower outstanding debt balance in 2016.

General and Administrative Costs (G&A)

G&A decreased $199,592 in 2016, as compared to 2015. This decrease was primarily the result of lower legal and technical consulting fees in 2016.

Provision (Benefit) for Income Taxes

The 2016 benefit for income taxes of $7,711,000 was based on a pre-tax loss of $17,997,884, as compared to a provision for income taxes of $4,836,000 in 2015, based on a pre-tax income of $14,157,341. The effective tax rate for 2016 was 43%, compared to an effective tax rate for 2015 of 34%. When a provision for income taxes is recorded, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded, as was the case in 2016.

Fiscal Year 2015 Compared to Fiscal Year 2014

Overview

The Company recorded net income of $9,321,341, or $0.56 per share, in 2015, compared to net income of $25,001,462, or $1.49 per share, in 2014. Revenues decreased in 2015 primarily due to lower oil, NGL and natural gas sales, partially offset by increased gains on derivative contracts and increased lease bonuses received.

Expenses increased in 2015 due mainly to higher LOE, DD&A, interest expense and provision for impairment, partially offset by a decrease in production taxes and an increase in other miscellaneous income.

Oil, NGL and Natural Gas Sales

Oil, NGL and natural gas sales decreased $28,312,614, or 34%, for 2015, as compared to 2014. The decrease was due to decreased oil, NGL and natural gas prices of 43%, 44% and 33%, respectively coupled with lower gas volumes of 10%, offset by increased oil and NGL volumes of 31% and 2%, respectively, in 2015.

The oil production volume increase was primarily the result of the Company’s acquisition of producing properties in the Eagle Ford Shale in South Texas in June 2014 and the associated horizontal drilling on that leasehold. To a lesser extent, Woodford Shale drilling in the Anadarko Basin in western and southern Oklahoma and drilling in the Bakken Shale in North Dakota contributed to the increase. The increase in oil production volumes during 2015 was partially offset by naturally declining oil production from the Company’s properties in Oklahoma and the Texas Panhandle.

(36)

The NGL production volume increase was primarily the result of Woodford Shale drilling in the Anadarko Basin in western and southern Oklahoma, the Eagle Ford Shale acquisition and subsequent drilling and drilling in the Bakken Shale in North Dakota. The increase in NGL production volumes during 2015 was largely offset by naturally declining NGL production from the Company’s properties in Oklahoma and the Texas Panhandle.

The natural gas production volume decrease was largely the result of naturally declining production in the Fayetteville Shale, which was not offset by new production in the play due to significantly reduced drilling activity. Declining production from several of the Company’s properties in western Oklahoma and the Texas Panhandle, as well as from the southeastern Oklahoma Woodford, also contributed to the decrease. Lower production volumes were partially offset by production increases in the Anadarko Basin Woodford in western and southern Oklahoma and the Eagle Ford Shale in South Texas.

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

Lease Operating Expenses (LOE)

LOE increased $3,559,616 or 26% in 2015. LOE costs per Mcfe of production increased from $0.99 in 2014 to $1.27 in 2015. The total LOE increase was primarily due to increased field operating costs of $3,598,103 in 2015, compared to 2014. Field operating costs increased mainly due to the acquisition of the Eagle Ford Shale properties and additional wells drilled in late 2014 and during 2015. Field operating costs were $.78 per Mcfe in 2015, compared to $.50 per Mcfe in 2014, a 56% increase. This increase in rate was principally the result of the significant number

(37)

of oil and NGL rich wells drilled in recent years. These wells have higher lifting costs than our overall well population, which is and has been heavily gas weighted for several years.

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

Production Taxes

Production taxes decreased $991,816 or 37% in 2015, as compared to 2014. The decrease in amount was primarily the result of decreased oil, NGL and natural gas sales of $28,312,614 during 2015. Production taxes as a percentage of oil, NGL and natural gas sales decreased slightly from 3.3% in 2014 to 3.1% in 2015. The low overall production tax rate was due to a large proportion of the Company’s oil and natural gas revenues coming from horizontally drilled wells, which are eligible for reduced Oklahoma and Arkansas production tax rates.

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

(38)

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, the Company had positive working capital of $2,098,460, as compared to positive working capital of $8,907,437 at September 30, 2015.

Liquidity

Cash and cash equivalents were $471,213 as of September 30, 2016, compared to $603,915 at September 30, 2015, a decrease of $132,702. Cash flows for the 12 months ended September 30 are summarized as follows:

Net cash provided (used) by:
	2016	2015	Change
Operating activities	$14,589,717	$45,571,014	$(30,981,297)
Investing activities	8,615,051	(29,588,485)	38,203,536
Financing activities	(23,337,470)	(15,888,369)	(7,449,101)
Increase (decrease) in cash and cash equivalents	$(132,702)	$94,160	$(226,862)

Operating activities:

Net cash provided by operating activities decreased $30,981,297 during 2016, as compared to 2015, the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $27,788,295.
•	Decreased income tax payments of $979,962.
•	Decreased net receipts on derivative contracts of $6,960,904.

(39)

•	Decreased payments for interest expense of $193,411.
•	Decreased payments for G&A and other expense of $367,436.
•	Decreased payments for field operating expenses of $2,228,093.

Investing activities:

Net cash used in investing activities decreased $38,203,536 during 2016, as compared to 2015, due to:

•	Lower drilling and completion activity during 2016 decreased capital expenditures by $26,814,390.
•	Higher proceeds from mineral leasing of $5,995,534.
•	Higher proceeds from sale of assets of $4,501,726.

Financing activities:

Net cash used in financing activities increased $7,449,101 during 2016, as compared to 2015, the result of the following:

•	During 2016, net borrowings decreased $20,500,000. During 2015, net borrowings decreased $13,000,000.

Capital Resources

Capital expenditures to drill and complete wells decreased $26,814,390 (87%) in 2016, as compared to 2015. In the Eagle Ford Shale oil play in South Texas and in the Arkansas Fayetteville Shale natural gas play there was very limited drilling activity on the Company’s acreage in 2016. The Company received 58 well proposals in fiscal 2016, and working interest participation decisions were as follows: 20 wells met the Company’s participation criteria and elections were made to participate; 34 wells did not meet participation criteria with no participation elected; and 4 wells did not meet participation criteria, but election was made to participate with only one acre, in order to receive well information. The drilling activity decrease resulted in the 87% decline in capital expenditures.

Drilling began in August 2016 and continues into fiscal 2017 on the eight wells proposed on Company owned mineral acres in the southeast Oklahoma Woodford Shale play. The Company agreed to participate in these wells with an average 20% working interest, which combined with the royalty interest to be received on the portion of the minerals leased, will average net revenue interests of 27.4%. The Company’s capital obligation to drill and complete these eight wells is approximately $7.4 million. Completion of all eight wells is projected to be in the second quarter of fiscal 2017.

Panhandle recently received notice from an operator in the core of the STACK/CANA play of their plans to drill six wells in one unit beginning in December 2016. Panhandle has

(40)

elected to participate with 17.5% working interest and a 16.25% net revenue interest in these six Woodford Shale wells. The operator plans to drill the wells with two rigs and projects will begin producing early in the third fiscal quarter of 2017.

Pad drilling is scheduled to resume on our Eagle Ford leasehold acreage in our second fiscal quarter of 2017. The operator plans to move in one rig and drill a ten-well program. This activity should occur over a roughly six to seven month period. Panhandle will have 16% working interest in six of the wells that are entirely located on our acreage and approximately 8.2% working interest in the other four that are roughly half on our acreage.

Activity from these three plays is expected to significantly increase our capital expenditures in fiscal 2017 compared to fiscal 2016. Capital expenditures on these wells in fiscal 2017 are expected to be partially funded by utilization of the Company’s credit facility.

Oil, NGL and natural gas production volumes decreased 16% on an Mcfe basis during 2016, as compared to 2015. Low drilling activity during 2016 resulted in new production coming on line falling considerably short of replacing the natural decline of existing wells.

Oil production decreased 20%, primarily the result of the production decline in the Eagle Ford Shale, which was not offset by new production in the play due to significantly reduced drilling activity.  Declining production from various fields in western Oklahoma, the Texas Panhandle and the Northern Oklahoma Mississippian also contributed to the decrease, to a lesser extent.

NGL production decreased 19%, largely the result of production decline in the Anadarko Woodford Shale in western and central Oklahoma and the Anadarko Basin Granite Wash in western Oklahoma and the Texas Panhandle.

Natural gas production decreased 15%, principally due to declining production in the Fayetteville Shale. To a lesser extent, declining production from the Anadarko Basin Granite Wash and the southeastern Oklahoma Woodford Shale also contributed to the decrease.

As of September 30, 2016, the Company owned an average 3.5% net revenue interest in 45 wells that were drilling or testing. Of these 45 wells, only four of the southeast Oklahoma Woodford Shale wells are included as the other four had not yet begun drilling.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes 2017 capital expenditures for drilling and completion projects difficult to forecast.

The Company received lease bonus payments during 2016 totaling approximately $8 million. The Company has also received $4.5 million during 2016 from the sale of properties. Cash provided by these investing activities, combined with net cash provided by operating activities, allowed the Company to fund all overhead costs, capital expenditures, treasury stock purchases and dividend payments, while also reducing the Company’s outstanding borrowings on the credit facility by $20.5 million during 2016. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage

(41)

is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of leasing certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Twelve months ended
9/30/2016
Cash provided by operating activities	$14,589,717
Cash used for (provided by):
Capital expenditures - drilling and completion of wells	3,986,235
Quarterly dividends of $.04 per share	2,677,305
Treasury stock purchases	117,165
Net payments (borrowings) on credit facility	20,500,000
Proceeds from leasing fee mineral acreage	(8,049,434)
Proceeds from sales of assets	(4,501,726)
Other investing activities	(7,126)
Net cash used	14,722,419
Net increase (decrease) in cash	$(132,702)

Outstanding borrowings on the credit facility at September 30, 2016, were $44,500,000.

Looking forward, the Company intends to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments primarily from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. Any excess cash is intended to be used to reduce existing bank debt. The Company had availability ($35,500,000 at September 30, 2016) under its revolving credit facility and was in compliance with its debt covenants (current ratio, debt to trailing 12 month EBITDA, as defined, and dividends as a percent of operating cash flow). Non-cash expenses (such as impairment) are excluded from the EBITDA calculation. The debt covenants require a maximum ratio of the Company’s debt to EBITDA of 4:1. As of September 30, 2016, the debt to EBITDA ratio was 1.82:1.

The borrowing base under the credit facility was redetermined in December 2016 and left unchanged at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to employ its normal operating strategies.

(42)

Based on expected capital expenditure levels, anticipated cash provided by operating activities for 2017, combined with availability under its credit facility, the Company has sufficient liquidity to fund its ongoing operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has a credit facility with a group of banks headed by Bank of Oklahoma (BOK) consisting of a revolving loan of $200,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base is $80,000,000 and is secured by certain of the Company’s properties with a carrying value of $166,720,207 at September 30, 2016. The revolving loan matures on November 30, 2018. Borrowings under the revolving loan are due at maturity. The revolving loan bears interest at the BOK prime rate plus a range of 0.375% to 1.125%, or 30 day LIBOR plus a range of 1.875% to 2.625% annually. At September 30, 2016, the effective rate was 2.73%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the loan value of the Company’s oil and natural gas properties is advanced.

Determinations of the borrowing base are made semi-annually, whenever BOK believes there has been a material change in the value of the Company’s oil and natural gas properties or upon reasonable request by the Company. The loan agreement contains customary covenants, which, among other things, require periodic financial and reserve reporting and limit the Company’s incurrence of indebtedness, liens, dividends and acquisitions of treasury stock and require the Company to maintain certain financial ratios. At September 30, 2016, the Company was in compliance with these covenants and projects compliance during 2017.

The table below summarizes the Company’s contractual obligations and commitments as of September 30, 2016:

	Payments due by period
Contractual Obligations		Less than			More than
and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$44,500,000	$-	$44,500,000	$-	$-
Building lease	$743,686	$204,089	$416,938	$122,659	$-

The Company’s building lease is accounted for as an operating lease and therefore the leased asset and associated liabilities of future rent payments are not included on the Company’s balance sheets.

At September 30, 2016, the Company’s derivative contracts were in a net liability position of $428,271. The ultimate settlement amounts of the derivative contracts are unknown because they are subject to continuing market risk. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the derivative contracts.

As of September 30, 2016, the Company’s estimate for asset retirement obligations was $2,958,048. Asset retirement obligations represent the Company’s share of the future

(43)

expenditures to plug and abandon the wells in which the Company owns a working interest at the end of their economic lives. These amounts were not included in the schedule above due to the uncertainty of timing of the obligations. Please read Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the Company’s asset retirement obligations.

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

Oil, NGL and Natural Gas Reserves

Management considers the estimation of the Company’s crude oil, NGL and natural gas reserves to be the most significant of its judgments and estimates. These estimates affect the unaudited standardized measure disclosures included in Note 11 to the financial statements in Item 8 – “Financial Statements and Supplementary Data,” as well as DD&A and impairment calculations. Changes in crude oil, NGL and natural gas reserve estimates affect the Company’s calculation of DD&A, asset retirement obligations and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil, NGL and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing prices which are updated through the current period. In accordance with the SEC rules, the reserve estimates were based on average individual product prices during the 12-month period prior to September 30 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Based

(44)

on the Company’s 2016 DD&A, a 10% change in the DD&A rate per Mcfe would result in a corresponding $2,448,757 annual change in DD&A expense. Crude oil, NGL and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. However, projected future crude oil, NGL and natural gas pricing assumptions are used by management to prepare estimates of crude oil, NGL and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions.

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

The Company is required to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. At September 30, 2016, the Company had no derivative contracts designated as cash flow hedges, and therefore, changes in the fair value of derivatives are reflected in earnings.

(45)

Impairment of Assets

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment, since the results are based on estimated future events, such as: inflation rates; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; economic and regulatory climates and other factors. The Company estimates future net cash flows on its oil and natural gas properties utilizing differentially adjusted forward pricing curves for oil, NGL and natural gas and a discount rate in line with the discount rate we believe is most commonly used by market participants (10% for all periods presented). The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. A further reduction in oil, NGL and natural gas prices (which are reviewed quarterly) or a decline in reserve volumes (which are re-evaluated semi-annually) would likely lead to additional impairment that may be material to the Company. Should product price expectations decline below levels seen at September 30, 2016, in future periods, impairment charges significantly greater than the Company has incurred in prior periods could result. Any assets held for sale are reviewed for impairment when the Company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded.

Non-producing oil and natural gas leases are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates an impairment, a loss is recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease terms and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized is determined by amortizing the portion of these properties’ costs, which the Company believes will not be transferred to proved properties over the remaining lives of the leases. Impairment loss is charged to exploration costs when recognized. As of September 30, 2016, the remaining carrying cost of non-producing oil and natural gas leases was $153,884.

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

(46)

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

Income Taxes

The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations, as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is, and can only be, performed at the end of each fiscal year. During interim periods, an estimate is made taking into account historical data and current pricing. The Company has certain state net operating loss carry forwards (NOLs) that are recognized as tax assets when assessed as more likely than not to be utilized before their expiration dates. Criteria such as expiration dates, future excess state depletion and reversing taxable temporary differences are evaluated to determine whether the NOLs are more likely than not to be utilized before they expire. If any NOLs are determined to no longer be more likely than not to be utilized, then a valuation allowance is recognized to reduce the tax benefit of such NOLs. As of September 30, 2016, the Company had no valuation allowances on NOLs. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

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

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2017 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2017 derivative contracts (see below), the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $828,438 for operating revenue based on the Company’s prior year natural gas volumes. The price sensitivity in 2017 for each $1.00 per barrel change in wellhead oil is approximately $364,252 for operating revenue based on the Company’s prior year oil volumes.

(47)

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $146,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $247,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $51,000. See Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the derivative contracts.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facility. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At September 30, 2016, the Company had $44,500,000 outstanding under this facility and the effective interest rate was 2.73%. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

(48)

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(49)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework (as updated in 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

(50)

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Panhandle Oil and Gas Inc.

We have audited Panhandle Oil and Gas Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Panhandle Oil and Gas Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Panhandle Oil and Gas Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Panhandle Oil and Gas Inc. as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated December 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
December 12, 2016

(51)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Panhandle Oil and Gas Inc.

We have audited the accompanying balance sheets of Panhandle Oil and Gas Inc. (the Company) as of September 30, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panhandle Oil and Gas Inc. at September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Panhandle Oil and Gas Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 12, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
December 12, 2016

(52)

Panhandle Oil and Gas Inc.

Balance Sheets

	September 30,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$471,213	$603,915
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	5,287,229	7,895,591
Refundable income taxes	83,874	345,897
Refundable production taxes	-	476,001
Deferred income taxes	310,900	-
Derivative contracts, net	-	4,210,764
Other	419,037	252,016
Total current assets	6,572,253	13,784,184

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	434,469,093	441,141,337
Non-producing oil and natural gas properties	7,574,649	8,293,997
Furniture and fixtures	1,069,658	1,393,559
	443,113,400	450,828,893
Less accumulated depreciation, depletion and amortization	(251,707,749)	(228,036,803)
Net properties and equipment	191,405,651	222,792,090

Investments	157,322	2,248,999

Total assets	$198,135,226	$238,825,273

(Continued on next page)

See accompanying notes.

(53)

Panhandle Oil and Gas Inc.

Balance Sheets

	September 30,
	2016	2015
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,351,623	$2,028,746
Derivative contracts, net	403,612	-
Deferred income taxes	-	1,517,100
Accrued liabilities and other	1,718,558	1,330,901
Total current liabilities	4,473,793	4,876,747

Long-term debt	44,500,000	65,000,000

Deferred income taxes	30,986,907	39,118,907

Asset retirement obligations	2,958,048	2,824,944

Derivative contracts, net	24,659	-

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized; 16,863,004 issued at September 30, 2016 and 2015	280,938	280,938
Capital in excess of par value	3,191,056	2,993,119
Deferred directors' compensation	3,403,213	3,084,289
Retained earnings	112,482,284	125,446,473
	119,357,491	131,804,819

Treasury stock, at cost; 262,708 shares at September 30, 2016, and 302,623 shares at September 30, 2015	(4,165,672)	(4,800,144)
Total stockholders' equity	115,191,819	127,004,675

Total liabilities and stockholders' equity	$198,135,226	$238,825,273

See accompanying notes.

(54)

Panhandle Oil and Gas Inc.

Statements of Operations

	Year ended September 30,
	2016	2015	2014
Revenues:
Oil, NGL and natural gas sales	$31,411,353	$54,533,914	$82,846,528
Lease bonuses and rentals	7,735,785	2,010,395	423,328
Gains (losses) on derivative contracts	(86,355)	13,822,506	247,414
Income from partnerships	2,400	515,278	893,954
	39,063,183	70,882,093	84,411,224
Costs and expenses:
Lease operating expenses	13,590,089	17,472,408	13,912,792
Production taxes	1,071,632	1,702,302	2,694,118
Exploration costs	31,589	48,404	86,017
Depreciation, depletion and amortization	24,487,565	23,821,139	21,896,902
Provision for impairment	12,001,271	5,009,191	1,096,076
Loss (gain) on asset sales and other	(2,624,642)	(398,994)	8,378
Interest expense	1,344,619	1,550,483	462,296
General and administrative	7,139,728	7,339,320	7,433,183
Bad debt expense (recovery)	19,216	180,499	-
	57,061,067	56,724,752	47,589,762
Income (loss) before provision (benefit) for income taxes	(17,997,884)	14,157,341	36,821,462
Provision (benefit) for income taxes	(7,711,000)	4,836,000	11,820,000

Net income (loss)	$(10,286,884)	$9,321,341	$25,001,462

Basic and diluted earnings (loss) per common share	$(0.61)	$0.56	$1.49

See accompanying notes.

(55)

Panhandle Oil and Gas Inc.

Statements of Stockholders’ Equity

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2013	16,863,004	$280,938	$2,447,424	$2,756,526	$96,454,449	(400,496)	$(6,283,851)	$95,655,486

Purchase of treasury stock	-	-	-	-	-	(7,444)	(122,044)	(122,044)
Issuance of treasury shares to ESOP	-	-	161,363	-	-	11,428	179,762	341,125
Restricted stock awards	-	-	659,320	-	-	-	-	659,320
Distribution of restricted stock to officers and directors	-	-	(406,764)	-	-	24,148	367,966	(38,798)
Common shares to be issued to directors for services	-	-	-	353,825	-	-	-	353,825
Dividends declared ($.16 per share)	-	-	-	-	(2,661,723)	-	-	(2,661,723)
Net income (loss)	-	-	-	-	25,001,462	-	-	25,001,462

Balances at September 30, 2014	16,863,004	$280,938	$2,861,343	$3,110,351	$118,794,188	(372,364)	$(5,858,167)	$119,188,653
Purchase of treasury stock	-	-	-	-	-	(12,719)	(242,313)	(242,313)
Issuance of treasury shares to ESOP	-	-	3,437	-	-	11,455	181,676	185,113
Restricted stock awards	-	-	895,127	-	-	-	-	895,127
Distribution of restricted stock to officers and directors	-	-	(782,832)	-	-	48,633	766,301	(16,531)
Distribution of deferred directors' compensation	-	-	16,044	(328,415)	-	22,372	352,359	39,988
Common shares to be issued to directors for services	-	-	-	302,353	-	-	-	302,353
Dividends declared ($.16 per share)	-	-	-	-	(2,669,056)	-	-	(2,669,056)
Net income (loss)	-	-	-	-	9,321,341	-	-	9,321,341

Balances at September 30, 2015	16,863,004	$280,938	$2,993,119	$3,084,289	$125,446,473	(302,623)	$(4,800,144)	$127,004,675
Purchase of treasury stock	-	-	-	-	-	(7,477)	(117,165)	(117,165)
Issuance of treasury shares to ESOP	-	-	19,068	-	-	11,418	181,090	200,158
Restricted stock awards	-	-	781,479	-	-	-	-	781,479
Distribution of restricted stock to officers and directors	-	-	(601,779)	-	-	35,257	559,175	(42,604)
Distribution of deferred directors' compensation	-	-	(831)	(10,541)	-	717	11,372	-
Common shares to be issued to directors for services	-	-	-	329,465	-	-	-	329,465
Dividends declared ($.16 per share)	-	-	-	-	(2,677,305)	-	-	(2,677,305)
Net income (loss)	-	-	-	-	(10,286,884)	-	-	(10,286,884)

Balances at September 30, 2016	16,863,004	$280,938	$3,191,056	$3,403,213	$112,482,284	(262,708)	$(4,165,672)	$115,191,819

See accompanying notes.

(56)

Panhandle Oil and Gas Inc.

Statements of Cash Flows

	Year ended September 30,
	2016	2015	2014
Operating Activities

Net income (loss)	$(10,286,884)	$9,321,341	$25,001,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24,487,565	23,821,139	21,896,902
Impairment	12,001,271	5,009,191	1,096,076
Provision for deferred income taxes	(9,960,000)	2,672,000	6,610,000
Exploration costs	31,589	48,404	86,017
Gain from leasing fee mineral acreage	(7,732,023)	(2,007,993)	(422,818)
Net (gain) loss on sales of assets	(2,688,408)	-	149,062
Income from partnerships	(2,400)	(515,278)	(893,954)
Distributions received from partnerships	33,201	736,280	1,129,324
Common stock contributed to ESOP	200,158	185,113	341,125
Common stock (unissued) to Directors' Deferred Compensation Plan	329,465	302,353	353,825
Restricted stock awards	781,479	895,127	659,320
Bad debt expense (recovery)	19,216	180,499	-
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	2,589,146	8,151,379	(2,506,708)
Fair value of derivative contracts	4,639,035	(2,308,922)	(1,476,644)
Refundable income taxes	262,023	(345,897)	-
Refundable production taxes	476,001	149,995	576,537
Other current assets	(167,021)	102,812	(224,830)
Accounts payable	(811,749)	(343,186)	252,860
Income taxes payable	-	(523,843)	(284,149)
Accrued liabilities	388,053	40,500	279,195
Total adjustments	24,876,601	36,249,673	27,621,140
Net cash provided by operating activities	14,589,717	45,571,014	52,622,602

(Continued on next page)

(57)

Panhandle Oil and Gas Inc.

Statements of Cash Flows (continued)

	Year ended September 30,
	2016	2015	2014
Investing Activities

Capital expenditures, including dry hole costs	$(3,986,235)	$(30,800,625)	$(38,612,788)
Acquisition of working interest properties	-	(308,180)	(83,253,952)
Acquisition of minerals and overrides	-	-	(56,250)
Proceeds from leasing fee mineral acreage	8,049,434	2,053,900	477,144
Investments in partnerships	50,126	(533,580)	(597,149)
Proceeds from sales of assets	4,501,726	-	92,000
Net cash used in investing activities	8,615,051	(29,588,485)	(121,950,995)

Financing Activities

Borrowings under debt agreement	12,339,101	25,833,116	99,846,333
Payments of loan principal	(32,839,101)	(38,833,116)	(30,108,589)
Purchases of treasury stock	(117,165)	(242,313)	(122,044)
Payments of dividends	(2,677,305)	(2,669,056)	(2,661,723)
Excess tax benefit on stock-based compensation	(43,000)	23,000	17,000
Net cash provided by (used in) financing activities	(23,337,470)	(15,888,369)	66,970,977
Increase (decrease) in cash and cash equivalents	(132,702)	94,160	(2,357,416)
Cash and cash equivalents at beginning of year	603,915	509,755	2,867,171
Cash and cash equivalents at end of year	$471,213	$603,915	$509,755

Supplemental Disclosures of Cash Flow Information

Interest paid (net of capitalized interest)	$1,365,474	$1,558,885	$380,451
Income taxes paid, net of refunds received	$2,029,977	$3,009,939	$5,477,147

Supplemental schedule of noncash investing and financing activities:
Additions and revisions, net, to asset retirement obligations	$14,095	$70,529	$225,453

Gross additions to properties and equipment	$5,118,733	$26,183,115	$120,284,639
Net (increase) decrease in accounts payable for properties and equipment additions	(1,132,498)	4,925,690	1,638,351
Capital expenditures, including dry hole costs	$3,986,235	$31,108,805	$121,922,990

See accompanying notes.

(58)

Panhandle Oil and Gas Inc.

Notes to Financial Statements

September 30, 2016, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Through management of its fee mineral and leasehold acreage, the Company’s principal line of business is to explore for, develop, acquire, produce and sell oil, NGL and natural gas. Panhandle’s mineral and leasehold properties and other oil and natural gas interests are all located in the contiguous United States, primarily in Arkansas, New Mexico, North Dakota, Oklahoma and Texas, with properties located in several other states. The Company also owns immaterial international overriding royalty interests. The Company’s oil, NGL and natural gas production is from interests in 6,233 wells located principally in Arkansas, Oklahoma and Texas. The Company is not the operator of any wells. Approximately 51% of oil, NGL and natural gas revenues were derived from the sale of natural gas in 2016. Approximately 72% of the Company’s total sales volumes in 2016 were derived from natural gas. Substantially all the Company’s oil, NGL and natural gas production is sold through the operators of the wells. From time to time, the Company sells certain non-material, non-core or small-interest oil and natural gas properties in the normal course of business.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Of these estimates and assumptions, management considers the estimation of crude oil, NGL and natural gas reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from the Company, prepares estimates of crude oil, NGL and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. For DD&A purposes, and as required by the guidelines and definitions established by the SEC, the reserve estimates were based on average individual product prices during the 12-month period prior to September 30, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. For impairment purposes, projected future crude oil, NGL and natural gas prices as estimated by management are used. Crude oil, NGL and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Management uses projected future crude oil, NGL and natural gas

(59)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

pricing assumptions to prepare estimates of crude oil, NGL and natural gas reserves used in formulating management’s overall operating decisions.

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

The Company uses the sales method of accounting for natural gas imbalances in those circumstances where it has underproduced or overproduced its ownership percentage in a property. Under this method, a receivable or liability is recorded to the extent that an underproduced or overproduced position in a well cannot be recouped through the production of remaining reserves. At September 30, 2016 and 2015, the Company had no material natural gas imbalances.

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from purchasers of oil, NGL and natural gas or operators of the oil and natural gas properties. Oil, NGL and natural gas sales receivables are generally unsecured. This industry concentration has the potential to impact our overall exposure to credit risk, in that the purchasers of our oil, NGL and natural gas and the operators of the properties in which we have an interest may be similarly affected by changes in economic, industry or other conditions. During 2016 and 2015, the Company recognized a reserve for bad debt expense of $19,216 and $180,499, respectively.

(60)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Oil and Natural Gas Producing Activities

The Company follows the successful efforts method of accounting for oil and natural gas producing activities. Intangible drilling and other costs of successful wells and development dry holes are capitalized and amortized. The costs of exploratory wells are initially capitalized, but charged against income, if and when the well does not commercially produce. Oil and natural gas mineral and leasehold costs are capitalized when incurred.

Non-producing oil and natural gas leases are assessed for impairment on a property-by-property basis for individually significant balances and on an aggregate basis for individually insignificant balances. If the assessment indicates an impairment, a loss is recognized by providing a valuation allowance at the level at which impairment was assessed. The impairment assessment is affected by economic factors such as the results of exploration activities, commodity price outlooks, remaining lease terms and potential shifts in business strategy employed by management. In the case of individually insignificant balances, the amount of the impairment loss recognized is determined by amortizing the portion of these properties’ costs, which the Company believes will not be transferred to proved properties over the remaining lives of the leases. Impairment loss is charged to exploration costs when recognized. As of September 30, 2016, the remaining carrying cost of non-producing oil and natural gas leases was $153,884.

It is common business practice in the petroleum industry to prepay drilling costs before spudding a well. The Company frequently fulfills these prepayment requirements with cash payments, but at times will utilize letters of credit to meet these obligations. As of September 30, 2016, the Company had no outstanding letters of credit.

Leasing of Mineral Rights

When the Company leases its mineral acreage to a third-party company, it retains a royalty interest in any future revenues from the production and sale of oil, NGL or natural gas, and often receives an up-front, non-refundable, cash payment (lease bonus) in addition to the retained royalty interest. A royalty interest does not bear any portion of the cost of drilling, completing or operating a well; these costs are borne by the working interest owners. The Company sometimes leases only a portion of its mineral acres in a tract and retains the right to participate as a working interest owner with the remainder.

The Company recognizes revenue from mineral lease bonus payments when it has received an executed lease agreement with a third-party company transferring the rights to explore for and produce any oil or natural gas they may find within the term of the lease, the payment has been collected, and the Company has no obligation to refund the payment. The Company accounts for its lease bonuses in accordance with the guidance set forth in ASC 932, and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as a gain. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rentals line item on the Company’s Statements of Operations.

(61)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

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

(62)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Derivative contracts in place as of September 30, 2016

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
April - October 2016	200,000 Mmbtu	NYMEX Henry Hub	$1.95 floor / $2.40 ceiling
October - December 2016	70,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.05 ceiling
October - December 2016	50,000 Mmbtu	NYMEX Henry Hub	$2.90 floor / $3.40 ceiling
November 2016 - March 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.25 floor / $3.65 ceiling
November 2016 - March 2017	80,000 Mmbtu	NYMEX Henry Hub	$2.25 floor / $3.95 ceiling
November 2016 - March 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.60 floor / $3.25 ceiling
January - June 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.85 floor / $3.35 ceiling
January - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.47 ceiling
January - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.35 ceiling
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.35 ceiling
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.35 ceiling
Natural gas fixed price swaps
October 2016	100,000 Mmbtu	NYMEX Henry Hub	$2.410
October 2016 - March 2017	25,000 Mmbtu	NYMEX Henry Hub	$3.200
November 2016 - April 2017	80,000 Mmbtu	NYMEX Henry Hub	$2.955
January - December 2017	25,000 Mmbtu	NYMEX Henry Hub	$3.100
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.070
Oil costless collars
July - December 2016	3,000 Bbls	NYMEX WTI	$35.00 floor / $49.00 ceiling
October - December 2016	3,000 Bbls	NYMEX WTI	$40.00 floor / $47.25 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$40.00 floor / $58.50 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$45.00 floor / $54.00 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$45.00 floor / $55.50 ceiling

The Company has elected not to complete the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $428,271 as of September 30, 2016, and a net asset of $4,210,764 as of September 30, 2015. Realized and unrealized gains and (losses) are recorded in gains (losses) on derivative contracts on the Company’s Statement of Operations.

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Balance Sheets. The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the

(63)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Company's Balance Sheets at September 30, 2016, and September 30, 2015. The Company has offset all amounts subject to master netting agreements in the Company's Balance Sheets at September 30, 2016, and September 30, 2015.

	9/30/2016				9/30/2015
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets
Gross amounts recognized	$68,235	$471,847	$4,759	$29,418	$4,210,764
Offsetting adjustments	(68,235)	(68,235)	(4,759)	(4,759)	-
Net presentation on Balance Sheets	$-	403,612	$-	24,659	$4,210,764

(a)	See Fair Value Measurements section for further disclosures regarding fair value of financial instruments.

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

(64)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement at September 30, 2016
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(111,613)	$-	$(111,613)
Derivative Contracts - Collars	$-	$-	$(316,658)	$(316,658)

	Fair Value Measurement at September 30, 2015
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$2,319,515	$-	$2,319,515
Derivative Contracts - Collars	$-	$-	$1,891,249	$1,891,249

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

(65)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value Assets (Liabilities) September 30, 2016

Oil Collars	Oil price volatility curve	0% - 25.87%	15.06%	$(99,005)
Natural Gas Collars	Natural gas price volatility curve	0% - 32.76%	22.50%	$(217,653)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below.

Derivatives
Net Asset (Liability) Balance of Level 3 as of October 1, 2015	$1,891,249
Total gains or (losses):
Included in earnings	(4,200,367)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	1,992,460
Transfers in and out of Level 3	-
Net Asset (Liability) Balance of Level 3 as of September 30, 2016	$(316,658)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Year Ended September 30,
	2016		2015
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$9,877,905	$12,001,271	$4,897,269	$5,009,191

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

At September 30, 2016, and September 30, 2015, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value

(66)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments relating to nonperformance risk for the debt agreements were considered necessary.

Depreciation, Depletion, Amortization and Impairment

Depreciation, depletion and amortization of the costs of producing oil and natural gas properties are generally computed using the unit-of-production method primarily on an individual property basis using proved or proved developed reserves, as applicable, as estimated by the Company’s Independent Consulting Petroleum Engineer. The Company’s capitalized costs of drilling and equipping all development wells, and those exploratory wells that have found proved reserves, are amortized on a unit-of-production basis over the remaining life of associated proved developed reserves. Lease costs are amortized on a unit-of-production basis over the remaining life of associated total proved reserves. Depreciation of furniture and fixtures is computed using the straight-line method over estimated productive lives of five to eight years.

Non-producing oil and natural gas properties include non-producing minerals, which had a net book value of $3,349,567 and $4,016,465 at September 30, 2016 and 2015, respectively, consisting of perpetual ownership of mineral interests in several states, with 91% of the acreage in Arkansas, New Mexico, North Dakota, Oklahoma and Texas. As mentioned, these mineral rights are perpetual and have been accumulated over the 90-year life of the Company. There are approximately 198,489 net acres of non-producing minerals in more than 6,442 tracts owned by the Company. An average tract contains approximately 29 acres, and the average cost per acre is $40. Since inception, the Company has continually generated an interest in several thousand oil and natural gas wells using its ownership of the fee mineral acres as an ownership basis. There continues to be significant drilling and leasing activity each year on these mineral interests. Non-producing minerals are being amortized straight-line over a 33-year period. These assets are considered a long-term investment by the Company, as they do not expire (as do oil and natural gas leases). Given the above, management concluded that a long-term amortization was appropriate and that 33 years, based on past history and experience, was an appropriate period. Due to the fact that the minerals consist of a large number of properties, whose costs are not individually significant, and because virtually all are in the Company’s core operating areas, the minerals are being amortized on an aggregate basis.

The Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted cash flow as estimated by the Company. The Company's estimate of fair value of its oil and natural gas properties at September 30, 2016, is based on the best information available as of that date, including estimates of forward oil, NGL and natural gas prices and costs. The Company’s oil and natural gas properties were reviewed for impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $12,001,271, $5,009,191 and $1,096,076 for 2016, 2015 and 2014, respectively. A further reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to

(67)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

additional impairment in future periods that may be material to the Company. Should product price expectations decline in future periods below levels seen at September 30, 2016, impairment charges significantly greater than the Company has incurred in prior periods could result.

Capitalized Interest

During 2016, 2015 and 2014, interest of $24,929, $148,493 and $172,499, respectively, was included in the Company’s capital expenditures. Interest of $1,344,619, $1,550,483 and $462,296, respectively, was charged to expense during those periods. Interest is capitalized using a weighted average interest rate based on the Company’s outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the unit-of-production method.

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

The following table shows the activity for the years ended September 30, 2016 and 2015, relating to the Company’s asset retirement obligations:

	2016	2015
Asset Retirement Obligations as of beginning of the year	$2,824,944	$2,638,470
Accretion of Discount	128,722	126,769
Wells Acquired or Drilled	17,338	78,110
Wells Sold or Plugged	(12,956)	(18,405)
Asset Retirement Obligations as of end of the year	$2,958,048	$2,824,944

Environmental Costs

As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Compliance with these laws may necessitate significant capital outlays. The Company

(68)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

does not believe the existence of current environmental laws, or interpretations thereof, will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances of future effects on the Company of new laws or interpretations thereof. Since the Company does not operate any wells where it owns an interest, actual compliance with environmental laws is controlled by the well operators, with Panhandle being responsible for its proportionate share of the costs involved. Panhandle carries liability and pollution control insurance. However, all risks are not insured due to the availability and cost of insurance.

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2016 and 2015, there were no such costs accrued.

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

In accordance with guidance on accounting for employee stock ownership plans, the Company records the fair market value of the stock contributed into its ESOP as expense.

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

(69)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

The threshold for recognizing the financial statement effect of a tax position is when it is more likely than not, based on the technical merits, that the position will be sustained by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Subject to statutory exceptions that allow for a possible extension of the assessment period, the Company is no longer subject to U.S. federal, state, and local income tax examinations for fiscal years prior to 2013.

The Company includes interest assessed by the taxing authorities in interest expense and penalties related to income taxes in general and administrative expense on its Statements of Operations. For fiscal September 30, 2016, 2015 and 2014, the Company recorded interest and penalties of $12,799, $17 and $0, respectively. The Company does not believe it has any significant uncertain tax positions.

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

(70)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

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

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

(71)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

2. COMMITMENTS

The Company leases office space in Oklahoma City, Oklahoma, under the terms of an operating lease expiring in April 2020. Future minimum rental payments under the terms of the lease are $204,089, $206,665, $210,273 and $122,659 in 2017, 2018, 2019 and 2020, respectively. Total rent expense incurred by the Company was $202,083 in 2016, $198,238 in 2015 and $202,134 in 2014.

3. INCOME TAXES

The Company’s provision (benefit) for income taxes is detailed as follows:

	2016	2015	2014
Current:
Federal	$2,166,000	$2,053,000	$4,996,000
State	83,000	111,000	214,000
	2,249,000	2,164,000	5,210,000
Deferred:
Federal	(8,597,000)	2,033,000	5,702,000
State	(1,363,000)	639,000	908,000
	(9,960,000)	2,672,000	6,610,000
	$(7,711,000)	$4,836,000	$11,820,000

The difference between the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to income before provision (benefit) for income taxes is analyzed below for the years ended September 30:

	2016	2015	2014

Provision (benefit) for income taxes at statutory rate	$(6,299,259)	$4,955,069	$12,887,512
Percentage depletion	(395,649)	(530,783)	(1,466,456)
State income taxes, net of federal provision (benefit)	(683,800)	487,500	1,018,550
Other	(332,292)	(75,786)	(619,606)
	$(7,711,000)	$4,836,000	$11,820,000

(72)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following at September 30:

	2016	2015
Deferred tax liabilities:
Financial basis in excess of tax basis, principally intangible drilling costs capitalized for financial purposes and expensed for tax purposes	$33,656,415	$41,880,691
Derivative contracts	-	1,637,987
	33,656,415	43,518,678
Deferred tax assets:
State net operating loss carry forwards	259,981	323,536
AMT credit carry forwards	-	164,478
Deferred directors' compensation	1,273,279	1,149,217
Restricted stock expense	494,776	457,934
Derivative contracts	166,597	-
Other	785,775	787,506
	2,980,408	2,882,671
Net deferred tax liabilities	$30,676,007	$40,636,007

At September 30, 2016, the Company had an income tax benefit of $259,981 related to Oklahoma state income tax net operating loss (OK NOL) carry forwards expiring from 2029 to 2031. There is no valuation allowance for the OK NOL’s as management believes they will be utilized before they expire.

4. LONG-TERM DEBT

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2018. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties with a net book value of $166,720,207 at September 30, 2016. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At September 30, 2016, the effective interest rate was 2.73%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(73)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Determinations of the borrowing base are made semi-annually (June and December) or whenever the banks, in their sole discretion, believe that there has been a material change in the value of the oil and natural gas properties. In December 2016, the borrowing base was redermined by the banks and was left unchanged at  $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined) of no more than 4.0 to 1.0. At September 30, 2016, the Company was in compliance with the covenants of the loan agreement and had $35,500,000 of availability under its outstanding credit facility.

5. SHAREHOLDERS’ EQUITY

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, the Board approved purchase of up to $1.5 million of the Company’s Common Stock, from time to time, equal to the aggregate number of shares of Common Stock awarded pursuant to the Company’s 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Effective May 2014, the board of directors approved for management to make these purchases of the Company’s Common Stock at their discretion. The Board’s approval included an initial authorization to purchase up to $1.5 million of Common Stock, with a provision for subsequent authorizations without specific action by the Board. As the amount of Common Stock purchased under any authorization reaches $1.5 million, another $1.5 million is automatically authorized for Common Stock purchases unless the Board determines otherwise. Pursuant to these resolutions adopted by the Board, the purchase of additional $1.5 million increments of the Company’s Common Stock became authorized and approved effective March 2011, March 2012, and June 2013. As of September 30, 2016, $4,997,790 had been spent under the current program to purchase 345,208 shares. The shares are held in treasury and are accounted for using the cost method. On September 30 each year, treasury shares contributed to the Company’s ESOP on behalf of the ESOP participants were 11,418 in 2016, 11,455 in 2015 and 11,428 in 2014.

6. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share.

	Year ended September 30,
	2016	2015	2014
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(10,286,884)	$9,321,341	$25,001,462
Denominator for basic and diluted earnings per share:
Weighted average shares (including for 2016, 2015 and 2014, unissued, vested directors' shares of 263,057, 246,442 and 255,039, respectively)	16,840,856	16,768,904	16,727,183

(74)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

7. EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s ESOP was established in 1984 and is a tax qualified, defined contribution plan that serves as the Company’s sole retirement plan for all its employees. Company contributions are made at the discretion of the Board and, to date, all contributions have been made in shares of Company Common Stock. The Company contributions are allocated to all ESOP participants in proportion to their compensation for the plan year, and 100% vesting occurs after three years of service. Any shares that do not vest are treated as forfeitures and are distributed among other vested employees. For contributions of Common Stock, the Company records as expense the fair market value of the stock contributed. The 323,555 shares of the Company’s Common Stock held by the plan as of September 30, 2016, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings-per-share computations and receive dividends.

Contributions to the plan consisted of:

Year	Shares	Amount
2016	11,418	$200,158
2015	11,455	$185,113
2014	11,428	$341,125

8. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Annually, outside directors may elect to be included in the Panhandle Oil and Gas Inc. Deferred Directors’ Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides that each outside director may individually elect to be credited with future unissued shares of Company Common Stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees, and may elect to receive shares, if and when issued, over annual time periods up to ten years. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers. Only upon a director’s retirement, termination, death, or a change-in-control of the Company will the shares recorded for such director under the Plan be issued to the director. The promise to issue such shares in the future is an unsecured obligation of the Company. As of September 30, 2016, there were 272,564 shares (253,712 shares at September 30, 2015) recorded under the Plan. The deferred balance outstanding at September 30, 2016, under the Plan was $3,403,213 ($3,084,289 at September 30, 2015). Expenses totaling $329,465, $302,353 and $353,825 were charged to the Company’s results of operations for the years ended September 30, 2016, 2015 and 2014, respectively, and are included in general and administrative expense in the accompanying Statement of Operations.

9. RESTRICTED STOCK PLAN

In March 2010, shareholders approved the Panhandle Oil and Gas Inc. 2010 Restricted Stock Plan (2010 Stock Plan), which made available 200,000 shares of Common Stock to

(75)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

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

The following table summarizes the Company’s pre-tax compensation expense for the years ended September 30, 2016, 2015 and 2014, related to the Company’s performance based and non-performance based restricted stock.

	Year Ended September 30,
	2016	2015	2014
Performance based, restricted stock	$390,655	$480,159	$287,789
Non-performance based, restricted stock	390,824	414,968	371,531
Total compensation expense	$781,479	$895,127	$659,320

(76)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$207,856	1.69
Non-performance based, restricted stock	304,409	1.52
Total	$512,265

Upon vesting, shares are expected to be issued out of shares held in treasury.

A summary of the status of unvested shares of restricted stock awards and changes is presented below:

	Performance Based Unvested Restricted Shares	Weighted Average Grant-Date Fair Value	Non- Performance Based Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of September 30, 2013	93,190	$8.82	59,768	$14.53

Granted	36,558	8.07	20,022	20.47
Vested	(720)	9.77	(23,437)	17.21
Forfeited	(16,844)	9.77	-	-
Unvested shares as of September 30, 2014	112,184	$8.42	56,353	$15.52

Granted	35,485	12.18	22,028	19.25
Vested	(10,209)	9.73	(38,415)	16.58
Forfeited	(25,209)	9.73	-	-
Unvested shares as of September 30, 2015	112,251	$9.20	39,966	$16.56

Granted	40,446	9.32	26,478	16.37
Vested	(10,197)	7.59	(23,433)	16.91
Forfeited	(28,083)	7.59	-	-
Unvested shares as of September 30, 2016	114,417	$9.79	43,011	$16.25

The intrinsic value of the vested shares in 2016 was $579,647.

(77)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

10. INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES

Virtually all oil and natural gas producing activities of the Company are conducted within the contiguous United States (principally in Arkansas, Oklahoma and Texas) and represent substantially all of the business activities of the Company.

The following table shows sales through various operators/purchasers during 2016, 2015 and 2014.

	2016	2015	2014

Cheyenne Petroleum	23%	23%	6%
Southwestern Energy Company	12%	14%	17%
Chesapeake Operating, Inc.	4%	7%	11%

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil and natural gas properties and related accumulated depreciation, depletion and amortization as of September 30 is as follows:

	2016	2015

Producing properties	$434,469,093	$441,141,337
Non-producing minerals	7,364,630	8,088,134
Non-producing leasehold	204,101	204,101
Exploratory wells in progress	5,917	1,762
	442,043,741	449,435,334
Accumulated depreciation, depletion and amortization	(251,004,735)	(227,165,334)
Net capitalized costs	$191,039,006	$222,270,000

Costs Incurred

For the years ended September 30, the Company incurred the following costs in oil and natural gas producing activities:

	2016	2015	2014

Property acquisition costs	$-	$146,261	$83,405,404
Exploration costs	21,049	898,818	2,013,231
Development costs	5,075,710	24,931,571	34,219,072
	$5,096,759	$25,976,650	$119,637,707

(78)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

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

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, calculated the Company’s oil, NGL and natural gas reserves as of September 30, 2016, 2015 and 2014.

The Company’s net proved oil, NGL and natural gas reserves, which are located in the contiguous United States (except for an insignificant amount of international overrides), as of

(79)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

September 30, 2016, 2015 and 2014, have been estimated by the Company’s Independent Consulting Petroleum Engineering Firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principals and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

All of the reserve estimates are reviewed and approved by our Vice President and COO, who reports directly to our President and CEO. Paul Blanchard, our COO, holds a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma. Before joining the Company, he was sole proprietor of a consulting petroleum engineering firm, spent 10 years as Vice President of the Mid-Continent business unit of Range Resources Corporation and spent several years as an engineer with Enron Oil and Gas. He is an active member of the Society of Petroleum Engineers (SPE) with over 30 years of oil and gas industry experience, including engineering assignments in several field locations.

Our COO and internal staff work closely with our Independent Consulting Petroleum Engineers to ensure the integrity, accuracy and timeliness of data furnished to them for their reserves estimation process. We provide historical information (such as ownership interest, oil and gas production, well test data, commodity prices, operating costs and handling fees, and development costs) for all properties to our Independent Consulting Petroleum Engineers. Throughout the year, our team meets regularly with representatives of our Independent Consulting Petroleum Engineers to review properties and discuss methods and assumptions.

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

(80)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Accordingly, these estimates should be expected to change, and such changes could be material and occur in the near term as future information becomes available.

Net quantities of proved, developed and undeveloped oil, NGL and natural gas reserves are summarized as follows:

	Proved Reserves
	Oil	NGL	Natural Gas
	(Barrels)	(Barrels)	(Mcf)
September 30, 2013	1,643,303	1,616,126	132,289,167

Revisions of previous estimates	(50,025)	469,897	(3,917,380)
Acquisitions (divestitures)	5,882,886	884,889	8,191,448
Extensions, discoveries and other additions	439,802	276,957	16,702,684
Production	(346,387)	(207,688)	(10,773,559)
September 30, 2014	7,569,579	3,040,181	142,492,360

Revisions of previous estimates	(1,697,309)	(425,300)	(31,273,207)
Acquisitions (divestitures)	-	-	-
Extensions, discoveries and other additions	1,619,285	516,679	18,740,114
Production	(453,125)	(210,960)	(9,745,223)
September 30, 2015	7,038,430	2,920,600	120,214,044

Revisions of previous estimates	(1,552,010)	(1,192,143)	(47,068,144)
Acquisitions (divestitures)	-	-	-
Extensions, discoveries and other additions	303,922	65,306	16,864,075
Production	(364,252)	(171,060)	(8,284,377)
September 30, 2016	5,426,090	1,622,703	81,725,598

The prices used to calculate reserves and future cash flows from reserves for oil, NGL and natural gas, respectively, were as follows: September 30, 2016 - $36.77/Bbl, $12.22/Bbl, $1.97/Mcf; September 30, 2015 - $55.27/Bbl, $19.10/Bbl, $2.84/Mcf; September 30, 2014 - $96.94/Bbl, $31.45/Bbl, $4.04/Mcf.

The revisions of previous estimates from 2015 to 2016 were primarily the result of:

•	Negative pricing revisions of 64.4 Bcfe resulting from:
a)	17.5 Bcfe of negative proved developed revisions primarily due to wells reaching their projected economic limits much earlier than projected in 2015.
b)

46.9 Bcfe of negative PUD revisions principally attributable to the removal of PUD locations and associated reserves throughout the Company’s operating areas, primarily Fayetteville Shale and Anadarko Basin Woodford Shale, which are no longer projected to be developed within five years from the date they were added

(81)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

to the PUD reserves due to low commodity prices. The Company’s 2016 PUD locations now stand at 106, as compared to 409 PUD locations in 2015.
•	Positive performance revisions of .9 Bcfe.

Extensions, discoveries and other additions from 2015 to 2016 are principally attributable to:

•

Proved developed reserve extensions, discoveries and other additions of 2.5 Bcfe principally resulting from the Company’s participation in unconventional oil, NGL and natural gas in the Anadarko Woodford Shale in central and western Oklahoma and the Bakken Shale in North Dakota.

•

The addition of 16.6 Bcfe of PUD reserves principally in the southeastern Oklahoma Woodford. These southeastern Oklahoma Woodford additions are the PUD reserves assigned to eight wells the Company approved to drill in late 2016. Drilling operations are underway on four wells and all eight wells are projected to begin producing in early 2017.

	Proved Developed Reserves			Proved Undeveloped Reserves
	Oil	NGL	Natural Gas	Oil	NGL	Natural Gas
	(Barrels)	(Barrels)	(Mcf)	(Barrels)	(Barrels)	(Mcf)

September 30, 2014	2,890,678	1,564,859	88,512,767	4,678,901	1,475,322	53,979,593
September 30, 2015	2,725,077	1,466,834	82,899,159	4,313,353	1,453,766	37,314,885
September 30, 2016	1,980,519	1,095,256	62,929,047	3,445,571	527,447	18,796,551

The following details the changes in proved undeveloped reserves for 2016 (Mcfe):

Beginning proved undeveloped reserves	71,917,599
Proved undeveloped reserves transferred to proved developed	(1,806,525)
Revisions	(44,108,114)
Extensions and discoveries	16,631,699
Purchases	-
Ending proved undeveloped reserves	42,634,659

Beginning PUD reserves were 71.9 Bcfe. A total of 1.8 Bcfe (3% of the beginning balance) were transferred to proved developed producing during 2016. The 44.1 Bcfe (61% of the beginning balance) of negative revisions to PUD reserves is attributable to a 46.9 Bcfe negative PUD revisions principally attributable to the removal of PUD locations and associated reserves throughout the Company’s operating areas which are no longer projected to be developed within five years from the date they were added to the PUD reserves due to low commodity prices. These negative revisions were somewhat offset by a positive performance revisions of 2.8 Bcfe. A total of 45.9 Bcfe (64% of the beginning balance) of PUD reserves were moved out of the category during 2016 as either a result of being transferred to proved developed

(82)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

or removed due to low commodity prices. No PUD locations from 2012 remain in the PUD category and there are only two remaining PUD locations from 2013. The Company’s total PUD locations decreased from 409 in 2015 to 106 in 2016. As a point of reference, the Company participated in 58 wells in 2016, 35 of which were conversions from PUD to PDP. We anticipate that all the Company’s PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves which are no longer projected to be drilled within five years from the date they were added to the PUD reserves will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions. The Company added 16.6 Bcfe of PUD reserves in 2016, principally in the southeastern Oklahoma Woodford. These southeastern Oklahoma Woodford Shale additions are the PUD reserves assigned to eight wells the Company approved to drill in late 2016. Drilling operations are underway on four wells, and all eight are projected to begin producing in early 2017.

Standardized Measure of Discounted Future Net Cash Flows

Accounting Standards prescribe guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying the trailing unweighted 12-month arithmetic average of the first-day-of-the-month individual product prices and year-end costs to the estimated quantities of oil, NGL and natural gas to be produced. Actual future prices and costs may be materially higher or lower than the unweighted 12-month arithmetic average of the first-day-of-the-month individual product prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for such year.

(83)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

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

	2016	2015	2014

Future cash inflows	$380,263,695	$786,295,155	$1,405,400,261
Future production costs	(182,948,045)	(311,933,151)	(423,512,430)
Future development and asset retirement costs	(72,431,842)	(124,857,957)	(146,465,509)
Future income tax expense	(38,674,100)	(123,007,909)	(308,149,182)
Future net cash flows	86,209,708	226,496,138	527,273,140

10% annual discount	(56,439,589)	(144,904,927)	(322,490,636)
Standardized measure of discounted future net cash flows	$29,770,119	$81,591,211	$204,782,504

Changes in the standardized measure of discounted future net cash flows are as follows:

	2016	2015	2014
Beginning of year	$81,591,211	$204,782,504	$101,674,896
Changes resulting from:
Sales of oil, NGL and natural gas, net of production costs	(16,749,632)	(35,359,204)	(66,239,618)
Net change in sales prices and production costs	(86,198,778)	(211,336,729)	164,240,162
Net change in future development and asset retirement costs	21,636,258	9,569,985	(46,593,511)
Extensions and discoveries	11,640,704	34,327,400	44,308,910
Revisions of quantity estimates	(41,716,689)	(51,375,950)	(3,235,695)
Acquisitions (divestitures) of reserves-in-place	-	-	102,945,609
Accretion of discount	14,424,032	37,000,855	17,646,314
Net change in income taxes	44,533,277	102,592,290	(90,457,070)
Change in timing and other, net	609,736	(8,609,940)	(19,507,493)
Net change	(51,821,092)	(123,191,293)	103,107,608
End of year	$29,770,119	$81,591,211	$204,782,504

(84)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations.

	Fiscal 2016
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$11,462,125	$7,587,091	$9,862,578	$10,151,389
Income (loss) before provision for income taxes	$(5,167,118)	$(12,013,161)	$(1,730,795)	$913,190
Net income (loss)	$(2,799,118)	$(7,438,161)	$(786,795)	$737,190
Earnings (loss) per share	$(0.17)	$(0.44)	$(0.05)	$0.05

	Fiscal 2015
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$30,999,170	$14,679,034	$11,748,888	$13,455,001
Income (loss) before provision for income taxes	$14,875,761	$627,207	$(496,946)	$(848,681)
Net income (loss)	$10,233,761	$704,207	$(728,946)	$(887,681)
Earnings (loss) per share	$0.61	$0.04	$(0.04)	$(0.05)

(85)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

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

(b)       MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including the President/CEO and Vice President/CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2016.

(c)       CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter ended September 30, 2016, or subsequent to the date the assessment was completed.

ITEM 9B	OTHER INFORMATION

None

(86)

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

(87)

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

(88)

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

REPORTS ON FORM 8-K

No Form 8-K’s were filed in the fourth quarter of 2016.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

By: /s/ Michael C. Coffman
Michael C. Coffman
Chief Executive Officer

Date: December 12, 2016

(89)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Coffman Michael C. Coffman	President, Chief Executive Officer, Director	December 12, 2016

/s/ Lonnie J. Lowry Lonnie J. Lowry	Vice President, Chief Financial Officer	December 12, 2016

/s/Robb P. Winfield Robb P. Winfield	Controller, Chief Accounting Officer	December 12, 2016

/s/ Lee M. Canaan Lee M. Canaan	Director	December 12, 2016

/s/ Robert O. Lorenz Robert O. Lorenz	Lead Independent Director	December 12, 2016

/s/ Robert A. Reece Robert A. Reece	Director	December 12, 2016

/s/ Robert E. Robotti Robert E. Robotti	Director	December 12, 2016

/s/ Darryl G. Smette Darryl G. Smette	Director	December 12, 2016

/s/ H. Grant Swartzwelder H. Grant Swartzwelder	Director	December 12, 2016

(90)