Form 10-Q
period 2017-03-31
PANHANDLE OIL & GAS INC
filed 2017-05-05
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Outstanding shares of Class A Common stock (voting) at May 5, 2017: 16,668,791

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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	September 30, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$551,671	$471,213
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	5,150,560	5,287,229
Refundable income taxes	876,362	83,874
Other	337,712	419,037
Total current assets	6,916,305	6,261,353

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	435,198,500	434,469,093
Non-producing oil and natural gas properties	7,497,046	7,574,649
Other	1,071,876	1,069,658
	443,767,422	443,113,400
Less accumulated depreciation, depletion and amortization	(251,168,113)	(251,707,749)
Net properties and equipment	192,599,309	191,405,651

Investments	169,473	157,322
Total assets	$199,685,087	$197,824,326

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,294,624	$2,351,623
Derivative contracts, net	43,705	403,612
Accrued liabilities and other	1,521,993	1,718,558
Total current liabilities	6,860,322	4,473,793

Long-term debt	44,000,000	44,500,000
Deferred income taxes, net	30,600,007	30,676,007
Asset retirement obligations	3,054,646	2,958,048
Derivative contracts, net	-	24,659

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 16,863,004 issued at March 31, 2017, and September 30, 2016	280,938	280,938
Capital in excess of par value	2,431,161	3,191,056
Deferred directors' compensation	3,277,619	3,403,213
Retained earnings	112,373,669	112,482,284
	118,363,387	119,357,491
Less treasury stock, at cost; 194,213 shares at March 31, 2017, and 262,708 shares at September 30, 2016	(3,193,275)	(4,165,672)
Total stockholders' equity	115,170,112	115,191,819
Total liabilities and stockholders' equity	$199,685,087	$197,824,326

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues:	(unaudited)
Oil, NGL and natural gas sales	$8,890,902	$6,136,186	$17,790,120	$15,191,474
Lease bonuses and rentals	2,334,203	481,553	3,172,161	2,907,057
Gains (losses) on derivative contracts	2,739,183	975,113	38,650	940,177
	13,964,288	7,592,852	21,000,931	19,038,708
Costs and expenses:
Lease operating expenses	3,105,496	3,187,353	6,154,911	6,753,889
Production taxes	371,553	229,140	739,398	550,981
Depreciation, depletion and amortization	4,105,655	6,045,883	8,939,918	13,003,535
Provision for impairment	10,788	8,115,791	10,788	11,849,064
Loss (gain) on asset sales and other	91,337	34,054	86,998	(204,915)
Interest expense	286,398	342,348	578,767	702,910
General and administrative	1,719,628	1,651,444	3,562,110	3,563,523
	9,690,855	19,606,013	20,072,890	36,218,987
Income (loss) before provision (benefit) for income taxes	4,273,433	(12,013,161)	928,041	(17,180,279)

Provision (benefit) for income taxes	803,000	(4,575,000)	(304,000)	(6,943,000)

Net income (loss)	$3,470,433	$(7,438,161)	$1,232,041	$(10,237,279)

Basic and diluted earnings (loss) per common share (Note 3)	$0.21	$(0.44)	$0.07	$(0.61)

Basic and diluted weighted average shares outstanding:
Common shares	16,644,755	16,579,116	16,624,229	16,571,488
Unissued, directors' deferred compensation shares	277,167	259,381	277,200	258,206
	16,921,922	16,838,497	16,901,429	16,829,694

Dividends declared per share of common stock and paid in period	$0.04	$0.04	$0.08	$0.08

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2017

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2016	16,863,004	$280,938	$3,191,056	$3,403,213	$112,482,284	(262,708)	$(4,165,672)	$115,191,819

Purchase of treasury stock	-	-	-	-	-	(17,119)	(407,677)	(407,677)
Restricted stock awards	-	-	317,633	-	-	-	-	317,633
Net income (loss)	-	-	-	-	1,232,041	-	-	1,232,041
Dividends ($.08 per share)	-	-	-	-	(1,340,656)	-	-	(1,340,656)
Distribution of restricted stock to officers and directors	-	-	(932,059)	-	-	58,398	932,643	584
Distribution of deferred directors' compensation	-	-	(145,469)	(301,962)	-	27,216	447,431	-
Increase in deferred directors' compensation charged to expense	-	-	-	176,368	-	-	-	176,368

Balances at March 31, 2017	16,863,004	$280,938	$2,431,161	$3,277,619	$112,373,669	(194,213)	$(3,193,275)	$115,170,112
(unaudited)

Six Months Ended March 31, 2016

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2015	16,863,004	$280,938	$2,993,119	$3,084,289	$125,446,473	(302,623)	$(4,800,144)	$127,004,675

Purchase of treasury stock	-	-	-	-	-	(7,477)	(117,165)	(117,165)
Restricted stock awards	-	-	508,095	-	-	-	-	508,095
Net income (loss)	-	-	-	-	(10,237,279)	-	-	(10,237,279)
Dividends ($.08 per share)	-	-	-	-	(1,338,011)	-	-	(1,338,011)
Distribution of restricted stock to officers and directors	-	-	(499,829)	-	-	28,759	456,117	(43,712)
Distribution of deferred directors' compensation	-	-	(831)	(10,541)	-	717	11,372	-
Increase in deferred directors' compensation charged to expense	-	-	-	168,402	-	-	-	168,402

Balances at March 31, 2016	16,863,004	$280,938	$3,000,554	$3,242,150	$113,871,183	(280,624)	$(4,449,820)	$115,945,005
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2017	2016
Operating Activities	(unaudited)
Net income (loss)	$1,232,041	$(10,237,279)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,939,918	13,003,535
Impairment	10,788	11,849,064
Provision for deferred income taxes	(76,000)	(7,405,000)
Gain from leasing fee mineral acreage	(3,171,490)	(2,906,480)
Proceeds from leasing fee mineral acreage	3,191,075	3,193,775
Net (gain) loss on sales of assets	87,161	(271,080)
Directors' deferred compensation expense	176,368	168,402
Restricted stock awards	317,633	508,095
Other	(835)	70,289
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	136,669	3,644,841
Fair value of derivative contracts	(384,566)	3,880,013
Refundable production taxes	-	21,983
Other current assets	81,325	(79,829)
Accounts payable	(203,053)	(510,114)
Income taxes receivable	(792,488)	(775,806)
Accrued liabilities	(195,981)	(393,984)
Total adjustments	8,116,524	23,997,704
Net cash provided by operating activities	9,348,565	13,760,425

Investing Activities
Capital expenditures, including dry hole costs	(7,721,254)	(2,554,543)
Investments in partnerships	(17,220)	48,462
Proceeds from sales of assets	718,700	627,547
Net cash provided (used) by investing activities	(7,019,774)	(1,878,534)

Financing Activities
Borrowings under debt agreement	7,038,699	6,078,919
Payments of loan principal	(7,538,699)	(16,578,919)
Purchases of treasury stock	(407,677)	(117,165)
Payments of dividends	(1,340,656)	(1,338,011)
Excess tax benefit on stock-based compensation	-	(44,000)
Net cash provided (used) by financing activities	(2,248,333)	(11,999,176)

Increase (decrease) in cash and cash equivalents	80,458	(117,285)
Cash and cash equivalents at beginning of period	471,213	603,915
Cash and cash equivalents at end of period	$551,671	$486,630

Supplemental Schedule of Noncash Investing and Financing Activities:

Additions to asset retirement obligations	$32,236	$7,160

Gross additions to properties and equipment	$10,867,308	$2,483,225

Net (increase) decrease in accounts payable for properties and equipment additions	(3,146,054)	71,318
Capital expenditures and acquisitions, including dry hole costs	$7,721,254	$2,554,543

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

The Company adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2016. The Company elected to continue to show debt issuance costs associated with its credit facility (Company’s only debt) as assets versus a direct reduction of the debt liability. Therefore, the adoption had no impact on the Company's current and previously reported balance sheets, shareholders' equity, results of operations, or cash flows. In accordance with ASU 2015-15, unamortized debt issuance costs associated with the Company's credit facility, which amounted to $202,938 and $263,584 as of March 31, 2017, and September 30, 2016, respectively, remain reflected in "Other property and equipment" on the balance sheets.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires that deferred income tax assets and liabilities be classified as noncurrent in the balance sheet. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

The Company early adopted ASU 2015-17 as of December 31, 2016, on a retrospective basis to all prior balance sheet periods presented. As a result of the adoption, the Company reclassified $310,900 as of September 30, 2016, from "Deferred income taxes" in current assets to “Deferred income tax, net” in long term liabilities on the balance sheets. Adoption of ASU 2015-17 had no impact on the Company's current and previously reported shareholders' equity, results of operations or cash flows. The affected prior period deferred income tax account balances presented throughout this report on Form 10-Q have been adjusted to reflect the retroactive adoption of ASU 2015-17.

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

(5)

The Company early adopted ASU 2016-15 as of December 31, 2016. As a result of the adoption, the Company reclassified “Proceeds from leasing fee mineral acreage”, which totaled $3,191,075 and $3,193,775 for the six months ended March 31, 2017, and March 31, 2016, respectively, from Investing Activities to Operating Activities on the Condensed Statements of Cash Flows as these transactions are made in our normal course of business and represent operating activities based on the application of the predominance principle. As another result of this adoption, we are also electing to classify our distributions received from equity method investments using the Cumulative Earnings Approach. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. This election did not have any impact on our cash flow statements as the Company was already applying this approach. Adoption of ASU 2016-15 had no impact on the Company's current and previously reported shareholders' equity, results of operations or balance sheets. The affected prior period balances in the Condensed Statements of Cash Flows presented throughout this report on Form 10-Q have been adjusted to reflect the retroactive adoption of ASU 2016-15.

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

The Company early adopted ASU 2016-09 as of October 1, 2016. As a result of the adoption, the Company recorded $228,000 of excess tax benefits from stock-based compensation in the “Provision (benefit) for income taxes” on the Condensed Statements of Operations in the current period versus “Capital in excess of par” on the Condensed Balance Sheets as was previously required. This part of the guidance is to be applied prospectively, so the prior period balances have not been reclassified. The Company also presented excess tax benefits from stock-based compensation in the “Operating Activities” section of the Condensed Statements of Cash Flows in the current period versus the “Financing Activities” section of the Condensed Statements of Cash Flows as was previously presented. The Company has elected to apply this part of the guidance prospectively, so the prior period balances have not been reclassified. The guidance also requires that companies present employees taxes paid upon vesting as financing activities on the statement of cash flows (Purchases of Treasury Stock). This requirement had no impact on the Company, as this has been the practice historically. The Company is also electing to account for forfeitures of awards as they occur, instead of estimating a forfeiture amount. A cumulative-effect adjustment to retained earnings was not necessary for this transition as there were no material forfeitures estimated or incurred in the past. The adoption of this ASU could cause volatility in the effective tax rate going forward.

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

NOTE 2: Income Taxes

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from estimated excess federal and Oklahoma percentage depletion, which are permanent tax benefits. Excess percentage depletion, both federal and Oklahoma, can only be taken in the amount that it exceeds cost depletion which is calculated on a unit-of-production basis. The adoption of ASU 2016-09 will also increase volatility in the effective tax rate going forward. Excess tax benefits and deficiencies of stock based compensation will be recognized as income tax expense (benefit) in the statement of operations prospectively versus additional paid in capital in the equity section of the balance sheet as was previously required.

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended March 31, 2017, was a 33% benefit as compared to a 40% benefit for the six months ended March 31, 2016. The effective tax rate for the quarter ended March 31, 2017, was a 19% provision as compared to a 38% benefit for the quarter ended March 31, 2016.

NOTE 3: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2018. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties with a net book value of $158,317,717 at March 31, 2017. The interest rate is based on BOK prime plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At March 31, 2017, the effective interest rate was 2.98%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

(7)

Determinations of the borrowing base are made semi-annually (June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. In December 2016, the borrowing base was redetermined by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined) of no more than 4.0 to 1.0. At March 31, 2017, the Company was in compliance with the covenants of the loan agreement and has $36,000,000 of availability under its outstanding credit facility.

NOTE 5: Deferred Compensation Plan for Non-Employee Directors

Annually, non-employee directors may elect to be included in the Deferred Compensation Plan for Non-Employee Directors. The Deferred Compensation Plan for Non-Employee Directors provides that each outside director may individually elect to be credited with future unissued shares of Company common stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers. Only upon a director’s retirement, termination, death, or a change-in-control of the Company will the shares recorded for such director be issued under the Deferred Compensation Plan for Non-Employee Directors. Directors may elect to receive shares, when issued, over annual time periods up to ten years. The promise to issue such shares in the future is an unsecured obligation of the Company.

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

Effective in May 2014, the board of directors adopted resolutions to allow management, at their discretion, to purchase the Company’s common stock as treasury shares up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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

On December 31, 2016, the Company awarded 8,916 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly over one year starting on March 31, 2017. The restricted stock contains non-forfeitable rights to receive dividends and voting rights during the vesting period. These non-performance based shares had a fair value on their award date of $209,970.

(8)

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2017 and 2016, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Performance based, restricted stock	$51,302	$40,380	$130,518	$309,890
Non-performance based, restricted stock	85,919	96,308	187,115	198,205
Total compensation expense	$137,221	$136,688	$317,633	$508,095

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of March 31, 2017
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$370,222	2.17
Non-performance based, restricted stock	403,166	1.64
Total	$773,388

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

NOTE 8: Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three months ended March 31, 2017 and 2016, the assessment resulted in impairment provisions on producing properties of $10,788 and $8,115,791, respectively. For the six months ended March 31, 2017 and 2016, the assessment resulted in impairment provisions on producing properties of $10,788 and $11,849,064, respectively. A significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

(9)

NOTE 9: Capitalized Costs

As of March 31, 2017, and September 30, 2016, non-producing oil and natural gas properties include costs of $0 and $5,917, respectively, on exploratory wells which were drilling and/or testing.

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

Derivative contracts in place as of March 31, 2017

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - June 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.85 floor / $3.35 ceiling
January - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.47 ceiling
January - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.35 ceiling
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.35 ceiling
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.35 ceiling
April - December 2017	30,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.65 ceiling
May - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.60 ceiling
May - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.20 floor / $3.65 ceiling
January - March 2018	100,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $3.95 ceiling
January - March 2018	150,000 Mmbtu	NYMEX Henry Hub	$3.40 floor / $3.95 ceiling
Natural gas fixed price swaps
November 2016 - April 2017	80,000 Mmbtu	NYMEX Henry Hub	$2.955
January - December 2017	25,000 Mmbtu	NYMEX Henry Hub	$3.100
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.070
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.210
April - December 2017	30,000 Mmbtu	NYMEX Henry Hub	$3.300
July - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.510
January - March 2018	50,000 Mmbtu	NYMEX Henry Hub	$3.700
January - March 2018	75,000 Mmbtu	NYMEX Henry Hub	$3.575
January - March 2018	100,000 Mmbtu	NYMEX Henry Hub	$3.520
Oil costless collars
January - December 2017	3,000 Bbls	NYMEX WTI	$50.00 floor / $55.00 ceiling
January - December 2017	3,000 Bbls	NYMEX WTI	$52.00 floor / $58.00 ceiling
January - December 2017	3,000 Bbls	NYMEX WTI	$53.00 floor / $57.75 ceiling
April - December 2017	2,000 Bbls	NYMEX WTI	$50.00 floor / $57.50 ceiling
July - December 2017	5,000 Bbls	NYMEX WTI	$45.00 floor / $56.25 ceiling
Oil fixed price swaps
January - December 2017	3,000 Bbls	NYMEX WTI	$53.89
April - June 2017	5,000 Bbls	NYMEX WTI	$53.50
April - December 2017	2,000 Bbls	NYMEX WTI	$54.20

(10)

Derivative contracts in place as of September 30, 2016

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
April - October 2016	200,000 Mmbtu	NYMEX Henry Hub	$1.95 floor / $2.40 ceiling
October - December 2016	70,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.05 ceiling
October - December 2016	50,000 Mmbtu	NYMEX Henry Hub	$2.90 floor / $3.40 ceiling
November 2016 - March 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.25 floor / $3.65 ceiling
November 2016 - March 2017	80,000 Mmbtu	NYMEX Henry Hub	$2.25 floor / $3.95 ceiling
November 2016 - March 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.60 floor / $3.25 ceiling
January - June 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.85 floor / $3.35 ceiling
January - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.47 ceiling
January - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.35 ceiling
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.35 ceiling
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.35 ceiling
Natural gas fixed price swaps
October 2016	100,000 Mmbtu	NYMEX Henry Hub	$2.410
October 2016 - March 2017	25,000 Mmbtu	NYMEX Henry Hub	$3.200
November 2016 - April 2017	80,000 Mmbtu	NYMEX Henry Hub	$2.955
January - December 2017	25,000 Mmbtu	NYMEX Henry Hub	$3.100
April - December 2017	50,000 Mmbtu	NYMEX Henry Hub	$3.070
Oil costless collars
July - December 2016	3,000 Bbls	NYMEX WTI	$35.00 floor / $49.00 ceiling
October - December 2016	3,000 Bbls	NYMEX WTI	$40.00 floor / $47.25 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$40.00 floor / $58.50 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$45.00 floor / $54.00 ceiling
October 2016 - March 2017	3,000 Bbls	NYMEX WTI	$45.00 floor / $55.50 ceiling

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $43,705 as of March 31, 2017, and a net liability of $428,271 as of September 30, 2016.

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at March 31, 2017, and September 30, 2016. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at March 31, 2017, and September 30, 2016.

	March 31, 2017		September 30, 2016
	Fair Value (a)		Fair Value (a)
	Commodity Contracts		Commodity Contracts
	Current Assets	Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$516,889	$560,594	$68,235	$471,847	$4,759	$29,418
Offsetting adjustments	(516,889)	(516,889)	(68,235)	(68,235)	(4,759)	(4,759)
Net presentation on Condensed Balance Sheets	$-	$43,705	$-	$403,612	$-	$24,659

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017.

	Fair Value Measurement at March 31, 2017
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$33,605	$-	$33,605
Derivative Contracts - Collars	$-	$-	$(77,310)	$(77,310)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2017
Oil Collars	Oil price volatility curve	0% - 24.17%	15.91%	$129,053
Natural Gas Collars	Gas price volatility curve	0% - 37.76%	21.04%	$(206,363)

(12)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Condensed Statements of Operations.

Derivatives
Balance of Level 3 as of October 1, 2016	$(316,658)
Total gains or (losses)
Included in earnings	486,421
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	(247,073)
Transfers in and out of Level 3	-
Balance of Level 3 as of March 31, 2017	$(77,310)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Quarter Ended March 31,
	2017		2016
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$7,868	$10,788	$6,589,196	$8,115,791

	Six Months Ended March 31,
	2017		2016
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$7,868	$10,788	$9,741,650	$11,849,064

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

At March 31, 2017, and September 30, 2016, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

(13)

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $55,983 at March 31, 2017, compared to positive working capital of $1,787,560 at September 30, 2016. The change in working capital was mainly due to increased drilling and completion activity as of March 31, 2017.

Liquidity:

Cash and cash equivalents were $551,671 as of March 31, 2017, compared to $471,213 at September 30, 2016, an increase of $80,458. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:

	2017	2016	Change

Operating activities	$9,348,565	$13,760,425	$(4,411,860)
Investing activities	(7,019,774)	(1,878,534)	(5,141,240)
Financing activities	(2,248,333)	(11,999,176)	9,750,843
Increase (decrease) in cash and cash equivalents	$80,458	$(117,285)	$197,743

Operating activities:

Net cash provided by operating activities decreased $4,411,860 during the 2017 period, as compared to the 2016 period, primarily the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $885,167.
•	Decreased income tax payments of $717,318.
•	Decreased net receipts on derivative contracts of $5,166,106.
•	Decreased interest payments of $142,012.
•	Decreased payments for G&A and other expenses of $196,439.
•	Decreased payments for field operating expenses of $586,344.

Investing activities:

Net cash used by investing activities increased $5,141,240 during the 2017 period, as compared to the 2016 period, primarily due to higher payments of $5,166,711 for drilling and completion activity during 2017.

Financing activities:

Net cash used by financing activities decreased $9,750,843 during the 2017 period, as compared to the 2016 period, primarily the result of lower net payments on long-term debt of $10,000,000.

Capital Resources:

Capital expenditures to drill and complete wells increased $5,166,711 (202%) from the 2016 to the 2017 period. The Company agreed to participate in eight BP operated southeastern Oklahoma Woodford wells with an average working interest of 20% and an average net revenue interest of 27.4%. All eight wells have been drilled. Four of those wells were completed and began producing in the second quarter. The remaining four wells are projected to be completed and start producing in the third quarter of 2017. The Company agreed to participate in six Anadarko Basin Woodford wells, operated by Cimarex Energy, with 17.5% working interest and 16.25% net revenue interest. All six wells have been drilled and are expected to be completed and start producing in the third quarter of 2017. The Company is also participating in a continuous ten-well drilling program utilizing one rig on our Eagle Ford

(14)

Shale leasehold. Six wells in this program have been drilled and the first two wells were completed and started producing in April 2017. The next four wells are expected to be completed and start producing in the fourth quarter of 2017. The remaining four wells should be drilled, completed and begin producing by the fourth quarter of 2017.

Activity from these three plays will significantly increase our capital expenditures in 2017 compared to 2016. Capital expenditures on these wells in 2017 are expected to be partially funded by utilization of the Company’s credit facility.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast.

Even though oil, NGL and natural gas production volumes decreased 18% on an Mcfe basis during the 2017 period, as compared to the 2016 period, the Company anticipates that oil, NGL and natural gas daily volumes will increase materially later in 2017 as new wells being drilled in the southeastern Oklahoma Woodford, Anadarko Basin Woodford (Cana) and Eagle Ford Shale begin to produce throughout the remainder of 2017.

The Company received lease bonus payments during the first half of 2017 totaling approximately $3.2 million. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of leasing certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE 10 – “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Six months ended
March 31, 2017
Cash provided by operating activities	$9,348,565
Cash provided (used) by:
Capital expenditures - drilling and completion of wells	(7,721,254)
Quarterly dividends of $.08 per share	(1,340,656)
Treasury stock purchases	(407,677)
Net borrowings (payments) on credit facility	(500,000)
Other investing and financing activities	701,480
Net cash used	(9,268,107)

Net increase (decrease) in cash	$80,458

Outstanding borrowings on the credit facility at March 31, 2017, were $44,000,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. Any excess cash is intended to be used to reduce existing bank debt. The Company had availability ($36,000,000 at March 31, 2017) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined, and dividends as a percent of operating cash flow). Non-cash expenses (such as impairment) are excluded from the EBITDA calculation. The debt covenants require a maximum ratio of the Company’s debt to EBITDA of 4:1. As of March 31, 2017, the debt to EBITDA ratio was 1.97:1.

The borrowing base under the credit facility was redetermined in December 2016 and left unchanged at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to employ its normal operating strategies. The next redetermination is scheduled for June 2017.

Based on expected capital expenditure levels, anticipated cash provided by operating activities for 2017 and availability under its credit facility, the Company has sufficient liquidity to fund its ongoing operations.

(15)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Overview:

The Company recorded a second quarter 2017 net income of $3,470,433, or $0.21 per share, as compared to net loss of $7,438,161, or $0.44 per share, in the 2016 quarter. The change in net income (loss) was principally the result of decreased DD&A and provision for impairment, increased oil, NGL and natural gas sales, increased lease bonuses and gains on derivative contracts; partially offset by decreased benefit from income taxes. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $2,754,716 or 45% for the 2017 quarter. Oil, NGL and natural gas sales were up due to increases in oil, NGL and natural gas prices of 76%, 95% and 76%, respectively, partially offset by decreases in oil, NGL and natural gas sales volumes of 27%, 11% and 13%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2017 and 2016:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2017	66,547	$47.93	33,836	$19.17	1,748,909	$2.89	2,351,207	$3.78
3/31/2016	90,760	$27.19	37,934	$9.85	2,014,139	$1.64	2,786,303	$2.20

The oil production decrease is principally the result of production decline from the Eagle Ford Shale in South Texas. To a lesser extent, declining production from the Anadarko Basin Granite Wash, Bakken in North Dakota and Cleveland in the Texas Panhandle also contributed to the reduction. The NGL production decrease primarily resulted from declining production in the Anadarko Basin Woodford Shale, Anadarko Basin Granite Wash and the Ardmore Basin Woodford Shale, all in Oklahoma. The decline was partially offset by an increase in NGL production in the southeastern Oklahoma Woodford. The reduction in natural gas production was largely the result of declining production from the Fayetteville Shale in Arkansas, the Anadarko Basin Woodford Shale and the Anadarko Basin Granite Wash in Oklahoma. The decrease was partially offset by production from new wells in the southeastern Oklahoma Woodford Shale.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2017	66,547	33,836	1,748,909	2,351,207
12/31/2016	75,636	35,651	1,849,692	2,517,414
9/30/2016	78,398	44,598	1,940,749	2,678,725
6/30/2016	88,732	40,477	2,112,567	2,887,821
3/31/2016	90,760	37,934	2,014,139	2,786,303

Lease Bonuses and Rentals:

Lease bonuses and rentals increased $1,852,650 in the 2017 quarter. The increase was mainly due to the Company leasing mineral acres in Lea and Eddy counties in New Mexico and Dewey County in Oklahoma in the 2017 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $43,705 as of March 31, 2017, and a net asset of $330,751 as of March 31, 2016. We had a net gain on derivative contracts of $2,739,183 in the 2017 quarter as compared to a net gain of $975,113 in the 2016 quarter. The change is principally due to the oil and natural gas collars and fixed price swaps being more beneficial in the 2017 quarter, as NYMEX oil and natural gas futures experienced larger decreases in price in relation to the collars and the fixed prices of the swaps.

(16)

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $1,940,228 or 32% in the 2017 quarter. DD&A in the 2017 quarter was $1.75 per Mcfe as compared to $2.17 per Mcfe in the 2016 quarter. DD&A decreased $996,131 as a result of this $.42 decrease in the DD&A rate per Mcfe. An additional decrease of $944,097 was the result of production decreasing 16% in the 2017 quarter compared to the 2016 quarter. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations during the 2017 quarter, as compared to 2016 quarter, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of wells. Impairment expense in the prior year lowered our depreciable basis, which also contributed to the rate decrease.

Provision for Impairment:

The provision for impairment decreased $8,105,003 in the 2017 quarter compared to the 2016 quarter. During the 2016 quarter, impairment of $8,115,791 was recorded on twenty-eight fields. Three oil and liquids rich fields accounted for approximately $7.4 million (Anadarko Basin Granite Wash - $5.9 million, Permian Basin - $.9 million and Marietta Basin Woodford - $.6 million) of the impairment mainly due to continued declining oil, NGL and natural gas prices during that time. During the 2017 quarter, impairment of $10,788 was recorded on three small fields.

Income Taxes:

Benefit for income taxes decreased in the 2017 quarter by $5,378,000, the result of a $16,286,594 change from pre-tax loss to pre-tax income in the 2017 quarter, compared to the 2016 quarter, and a decrease in the effective tax rate from a 38% benefit in the 2016 quarter to a 19% provision in the 2017 quarter. When a provision for income taxes is expected for the year (as is the case for 2017), federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded, as was the case for 2016.

SIX MONTHS ENDED MARCH 31, 2017 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2016

Overview:

The Company recorded a six month net income of $1,232,041, or $0.07 per share, in the 2017 period, as compared to net loss of $10,237,279, or $0.61 per share, in the 2016 period. The change from net loss to net income was principally the result of decreases in provision for impairment and DD&A, increases in oil, NGL and natural gas sales, and decreased LOE; partially offset by decreased benefit from income taxes and decreased gains on derivative contracts. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $2,598,646 or 17% for the 2017 period. Oil, NGL and natural gas sales were up due to increases in oil, NGL and natural gas prices of 39%, 64% and 53%, respectively, offset by a decrease in oil, NGL and natural gas sales volumes of 28%, 19% and 15%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the six month periods of fiscal 2017 and 2016:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2017	142,183	$46.96	69,487	$18.90	3,598,601	$2.72	4,868,621	$3.65
3/31/2016	197,122	$33.75	85,985	$11.49	4,231,061	$1.78	5,929,703	$2.56

The oil production decrease is principally the result of production decline from the Eagle Ford Shale in South Texas. To a lesser extent, declining production from the Anadarko Basin Granite Wash and the Marietta Basin Woodford, both in Oklahoma, the Cleveland in the Texas Panhandle and the Bakken in North Dakota also contributed to the reduction. The NGL production decrease primarily resulted from declining production in the Anadarko Basin Woodford Shale, Anadarko Basin Granite Wash, Roger Mills Marmaton and the Ardmore Basin Woodford Shale, all in Oklahoma. To a lesser extent, declining production from the Eagle Ford Shale in South Texas also contributed to the reduction. The decline was partially offset by an increase in NGL production in the southeastern Oklahoma Woodward Shale. The reduction in natural gas production was largely the result of declining production from the Fayetteville Shale in Arkansas and the Anadarko Basin Granite Wash in Oklahoma.

(17)

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $43,705 as of March 31, 2017, and a net asset of $330,751 as of March 31, 2016. We had a net gain on derivative contracts of $38,650 in the 2017 period as compared to a net gain of $940,177 recorded in the 2016 period. The change is principally due to the oil and natural gas collars and fixed price swaps being more beneficial in the 2016 period, as NYMEX oil and natural gas futures were further below the floor of the collars and the fixed prices of the swaps.

Lease Operating Expenses (LOE):

LOE decreased $598,978 or 9% in the 2017 period. LOE per Mcfe increased in the 2017 period to $1.26 compared to $1.14 in the 2016 period. LOE related to field operating costs decreased $721,705 in the 2017 period compared to the 2016 period, a 17% decrease. Field operating costs were $.71 per Mcfe in the 2017 period as compared to $.70 per Mcfe in the 2016 period.

The decrease in LOE related to field operating costs was partially offset with an increase in handling fees (primarily gathering, transportation and marketing costs) of $122,727 in the 2017 period compared to the 2016 period. On a per Mcfe basis, these fees increased $.11 due mainly to a 28% decrease in oil production versus a 15% decrease in natural gas production. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $4,063,617 or 31% in the 2017 period. DD&A in the 2017 period was $1.84 per Mcfe as compared to $2.19 per Mcfe in the 2016 period. DD&A decreased $1,736,719 as a result of this $.35 decrease in the DD&A rate per Mcfe. An additional decrease of $2,326,898 was the result of production decreasing 18% in the 2017 period compared to the 2016 period. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations during the 2017 period, as compared to 2016 period, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of wells. Impairment expense in the prior year lowered our depreciable basis, which also contributed to the rate decrease.

Provision for Impairment:

The provision for impairment decreased $11,838,276 in the 2017 period compared to the 2016 period. During the 2016 period, impairment of $11,849,064 was recorded on thirty-nine fields. Four oil and liquids rich fields accounted for approximately $9.5 million (Anadarko Basin Granite Wash - $5.9 million, Cheyenne West - $1.7 million, Ellis County Marmaton - $1.0 million and Permian Basin - $.9 million) of the impairment mainly due to continued declining oil, NGL and natural gas prices during that time. During the 2017 period, impairment of $10,788 was recorded on three small fields.

Income Taxes:

Benefit for income taxes decreased in the 2017 period by $6,639,000, the result of an $18,108,320 change from pre-tax loss to pre-tax income in the 2017 period compared to the 2016 period. The effective tax rate for the 2017 and 2016 periods was a 33% benefit and a 40% benefit, respectively. When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded, as was the case for the 2016 period. The effective tax rate for the 2017 period was also impacted by excess tax benefits from stock based compensation recorded to income tax expense (benefit) during the first quarter of 2017.

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

(18)

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2017 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2017 derivative contracts, the price sensitivity in 2017 for each $1.00 per barrel change in wellhead oil price is $364,252 for operating revenue based on the Company’s prior year oil volumes. The price sensitivity in 2017 for each $0.10 per Mcf change in wellhead natural gas price is $828,438 for operating revenue based on the Company’s prior year natural gas volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $63,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $99,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $243,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $236,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.125%, or 30 day LIBOR plus from 1.875% to 2.625%. At March 31, 2017, the Company had $44,000,000 outstanding under this facility and the effective interest rate was 2.98%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

During the three months ended March 31, 2017, the Company did not repurchased shares of the Company’s common stock.

(19)

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders was held on March 8, 2017.
(b)	Three directors (Mark T. Behrman, Paul F. Blanchard Jr. and Darryl G. Smette) were elected for three-year terms at the meeting. The directors elected and the results of voting were as follows:
	SHARES
Directors	FOR	WITHHELD
Mark T. Behrman	10,513,792	309,188
Paul F. Blanchard Jr.	10,737,761	85,219
Darryl G. Smette	10,366,790	456,190
(c)

Two proposals were also voted upon (i) a proposal to ratify the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2017, and (ii) an advisory vote on executive compensation.

	SHARES
	FOR	AGAINST	ABSTAINING
Proposal (i)	13,401,565	23,323	36,787
Proposal (ii)	10,135,358	490,733	196,889
ITEM 6	EXHIBITS

(a)	EXHIBITS	Exhibit 31.1 and 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
(b)	Form 8-K	Dated (3/9/17), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
	Form 8-K	Dated (3/9/17), item 5.07 – Submission of Matters to a Vote of Security Holders
	Form 8-K	Dated (3/17/17), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

(20)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

May 5, 2017	/s/ Paul F. Blanchard Jr.
Date	Paul F. Blanchard Jr., President and
Chief Executive Officer

May 5, 2017	/s/ Robb P. Winfield
Date	Robb P. Winfield, Vice President,
Chief Financial Officer and Controller

(21)