Form 10-Q
period 2017-12-31
PANHANDLE OIL & GAS INC
filed 2018-02-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  December 31, 2017

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

Outstanding shares of Class A Common stock (voting) at February 8, 2018: 16,708,960

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

“SEC” the United States Securities and Exchange Commission.

“undeveloped acreage” acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and/or natural gas.

“working interest” well interests in which the Company pays a share of the costs to drill, complete and operate a well and receives a proportionate share of production.

“WTI” West Texas Intermediate.

Fiscal year references

All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2018 mean the fiscal year ended September 30, 2018.

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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	December 31, 2017	September 30, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$568,427	$557,791
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	7,355,784	7,585,485
Refundable income taxes	465,371	489,945
Assets held for sale	-	557,750
Derivative contracts, net	-	544,924
Other	312,733	253,480
Total current assets	8,702,315	9,989,375

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	435,482,235	434,571,516
Non-producing oil and natural gas properties	7,424,270	7,428,927
Other	1,497,079	1,067,894
	444,403,584	443,068,337
Less accumulated depreciation, depletion and amortization	(249,047,342)	(246,483,979)
Net properties and equipment	195,356,242	196,584,358

Investments	242,083	170,486

Total assets	$204,300,640	$206,744,219

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,063,042	$1,847,230
Derivative contracts, net	334,877	-
Accrued liabilities and other	1,783,169	1,690,789
Total current liabilities	3,181,088	3,538,019

Long-term debt	50,400,000	52,222,000
Deferred income taxes, net	18,313,007	31,051,007
Asset retirement obligations	3,223,872	3,196,889
Derivative contracts, net	-	28,765

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 16,863,004 issued at December 31, 2017, and September 30, 2017	280,938	280,938
Capital in excess of par value	2,186,538	2,726,444
Deferred directors' compensation	3,568,293	3,459,909
Retained earnings	125,767,547	113,330,216
	131,803,316	119,797,507
Less treasury stock, at cost; 154,044 shares at December 31, 2017, and 184,988 shares at September 30, 2017	(2,620,643)	(3,089,968)
Total stockholders' equity	129,182,673	116,707,539
Total liabilities and stockholders' equity	$204,300,640	$206,744,219

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2017	2016
Revenues:	(unaudited)
Oil, NGL and natural gas sales	$12,887,419	$8,899,218
Lease bonuses and rentals	96,959	837,958
Gains (losses) on derivative contracts	(493,852)	(2,700,533)
	12,490,526	7,036,643
Costs and expenses:
Lease operating expenses	3,626,709	3,049,415
Production taxes	488,990	367,845
Depreciation, depletion and amortization	5,275,824	4,834,263
Loss (gain) on asset sales and other	(295,658)	(4,339)
Interest expense	431,579	292,369
General and administrative	1,888,143	1,842,482
	11,415,587	10,382,035
Income (loss) before provision (benefit) for income taxes	1,074,939	(3,345,392)

Provision (benefit) for income taxes	(12,710,000)	(1,107,000)

Net income (loss)	$13,784,939	$(2,238,392)

Basic and diluted earnings (loss) per common share (Note 3)	$0.81	$(0.13)

Basic and diluted weighted average shares outstanding:
Common shares	16,685,032	16,604,149
Unissued, directors' deferred compensation shares	263,255	274,035
	16,948,287	16,878,184

Dividends declared per share of common stock and paid in period	$0.04	$0.04

Dividends declared per share of
common stock and to be paid in quarter ended March 31	$0.04	$0.04

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2017

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539

Net income (loss)	-	-	-	-	13,784,939	-	-	13,784,939
Purchase of treasury stock	-	-	-	-	-	(13,404)	(272,100)	(272,100)
Issuance of treasury shares to ESOP	-	-	2,009	-	-	283	4,726	6,735
Restricted stock awards	-	-	194,050	-	-	-	-	194,050
Dividends ($.08 per share)	-	-	-	-	(1,347,608)	-	-	(1,347,608)
Distribution of restricted stock to officers and directors	-	-	(735,965)	-	-	44,065	736,699	734
Increase in deferred directors' compensation charged to expense	-	-	-	108,384	-	-	-	108,384

Balances at December 31, 2017	16,863,004	$280,938	$2,186,538	$3,568,293	$125,767,547	(154,044)	$(2,620,643)	$129,182,673
(unaudited)

Three Months Ended December 31, 2016

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2016	16,863,004	$280,938	$3,191,056	$3,403,213	$112,482,284	(262,708)	$(4,165,672)	$115,191,819

Net income (loss)	-	-	-	-	(2,238,392)	-	-	(2,238,392)
Purchase of treasury stock	-	-	-	-	-	(17,119)	(407,677)	(407,677)
Restricted stock awards	-	-	180,412	-	-	-	-	180,412
Dividends ($.08 per share)	-	-	-	-	(1,340,359)	-	-	(1,340,359)
Distribution of restricted stock to officers and directors	-	-	(895,402)	-	-	56,166	895,949	547
Increase in deferred directors' compensation charged to expense	-	-	-	105,818	-	-	-	105,818

Balances at December 31, 2016	16,863,004	$280,938	$2,476,066	$3,509,031	$108,903,533	(223,661)	$(3,677,400)	$111,492,168
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2017	2016
Operating Activities	(unaudited)
Net income (loss)	$13,784,939	$(2,238,392)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,275,824	4,834,263
Provision for deferred income taxes	(12,738,000)	(1,107,000)
Gain from leasing fee mineral acreage	(96,843)	(837,732)
Proceeds from leasing fee mineral acreage	98,692	847,578
Net (gain) loss on sales of assets	272,236	-
Directors' deferred compensation expense	108,384	105,818
Restricted stock awards	194,050	180,412
Other	(3,237)	298
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	229,701	(239,558)
Fair value of derivative contracts	851,036	2,516,263
Other current assets	(59,253)	145,640
Accounts payable	(86,404)	(90,474)
Income taxes receivable	24,574	(14,166)
Other non-current assets	(79,552)	-
Accrued liabilities	(577,564)	(419,299)
Total adjustments	(6,586,356)	5,922,043
Net cash provided by operating activities	7,198,583	3,683,651

Investing Activities
Capital expenditures	(4,984,880)	(2,174,523)
Investments in partnerships	5,393	(17,571)
Proceeds from sales of assets	557,750	-
Net cash provided (used) by investing activities	(4,421,737)	(2,192,094)

Financing Activities
Borrowings under debt agreement	8,272,575	4,436,304
Payments of loan principal	(10,094,795)	(4,836,304)
Purchases of treasury stock	(272,100)	(407,677)
Payments of dividends	(671,890)	(670,104)
Net cash provided (used) by financing activities	(2,766,210)	(1,477,781)

Increase (decrease) in cash and cash equivalents	10,636	13,776
Cash and cash equivalents at beginning of period	557,791	471,213
Cash and cash equivalents at end of period	$568,427	$484,989

Supplemental Schedule of Noncash Investing and Financing Activities:
Dividends declared and unpaid	$675,718	$670,255
Additions to asset retirement obligations	$12,026	$594

Gross additions to properties and equipment	$4,287,096	$3,370,574

Net (increase) decrease in accounts payable for properties and equipment additions	697,784	(1,196,051)
Capital expenditures and acquisitions	$4,984,880	$2,174,523

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

New Accounting Pronouncements yet to be Adopted

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The guidance is effective for us beginning October 1, 2019, including interim periods within the fiscal year. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the potential impact that this standard will have on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for us beginning October 1, 2018, including interim periods within the fiscal year. We are assessing the potential impact that this standard will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The standard is effective for us beginning October 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements and utilizes a cumulative effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. Panhandle intends to use the modified retrospective method upon adoption. We are currently evaluating the potential impact that this standard will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2: Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the

(5)

effects on our existing deferred tax balances. Based on these estimates, we recognized a provisional amount, which is included as a component of income tax expense from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $12,652,000.

The Company has a year end of September 30. Because this differs from a normal calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The impact of using a blended rate versus the old rate in the current quarter resulted in a federal tax benefit of $112,546.

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from estimated excess federal and Oklahoma percentage depletion, which are permanent tax benefits. Excess percentage depletion, both federal and Oklahoma, can only be taken in the amount that it exceeds cost depletion which is calculated on a unit-of-production basis. The adoption of ASU 2016-09 (in 2017) will also increase volatility in the effective tax rate going forward. Excess tax benefits and deficiencies of stock based compensation will be recognized as income tax expense (benefit) in the statement of operations prospectively versus additional paid in capital in the equity section of the balance sheet as was previously required.

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarter ended December 31, 2017, was a 1,182% benefit as compared to a 33% benefit for the quarter ended December 31, 2016.

NOTE 3: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2022. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties with a net book value of $148,600,818 at December 31, 2017. The interest rate is based on BOK prime plus from 0.375% to 1.250%, or 30 day LIBOR plus from 1.875% to 2.750%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At December 31, 2017, the effective interest rate was 3.62%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. In October 2017, during the renegotiation of our credit facility, the borrowing base was redetermined by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined by the bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from

(6)

earnings) of no more than 4.0 to 1.0. At December 31, 2017, the Company was in compliance with the covenants of the loan agreement and has $29,600,000 of availability under its outstanding credit facility.

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

On December 12, 2017, the Company awarded 9,700 non-performance based shares and 29,099 performance based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a three-year period and contains non-forfeitable rights to receive dividends and voting rights during the vesting period. The non-performance and performance based shares had a fair value on their award date of $203,700 and $330,043, respectively. The fair value for the non-performance and the performance based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the performance based shares on their award date is calculated by simulating the Company’s stock prices as compared to the Dow Jones Select Oil Exploration and Production Index (DJSOEP) prices utilizing a Monte Carlo model covering the performance period (December 12, 2017, through December 12, 2020).

On December 31, 2017, the Company awarded 8,515 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly over one year starting on March 31, 2018. The restricted stock contains non-forfeitable rights to receive dividends and voting rights during the vesting period. These non-performance based shares had a fair value on their award date of $174,985.

The following table summarizes the Company’s pre-tax compensation expense for the three months ended December 31, 2017 and 2016, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended
	December 31,
	2017	2016
Performance based, restricted stock	$96,665	$79,216
Non-performance based, restricted stock	97,385	101,196
Total compensation expense	$194,050	$180,412

(7)

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of December 31, 2017
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$500,996	2.38
Non-performance based, restricted stock	521,426	1.92
Total	$1,022,422

NOTE 7: Properties and Equipment

Divestitures

During the first quarter of 2018, the Company sold 79 non-core marginal wells for $557,750 and recorded a loss on the sales of $272,236. The total gross asset value that was removed from the Balance Sheets due to these sales was approximately $17.9 million. All of the wells included in the Assets held for sale line item on the Balance Sheets at September 30, 2017, were sold during the first quarter of 2018.

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

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For both the three months ended December 31, 2017 and 2016, the assessment resulted in no impairment provisions on producing properties . A significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

(8)

NOTE 8: Derivatives

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

Derivative contracts in place as of December 31, 2017

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - March 2018	100,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $3.95 ceiling
January - March 2018	150,000 Mmbtu	NYMEX Henry Hub	$3.40 floor / $3.95 ceiling
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.35 ceiling
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.30 ceiling
April - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.15 ceiling
Natural gas fixed price swaps
January - March 2018	50,000 Mmbtu	NYMEX Henry Hub	$3.700
January - March 2018	75,000 Mmbtu	NYMEX Henry Hub	$3.575
January - March 2018	100,000 Mmbtu	NYMEX Henry Hub	$3.520
January - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$3.080
April - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.910
July - December 2018	100,000 Mmbtu	NYMEX Henry Hub	$2.835
Oil costless collars
January - June 2018	2,000 Bbls	NYMEX WTI	$47.50 floor / $52.75 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$47.50 floor / $52.50 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$48.00 floor / $53.25 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$50.00 floor / $55.75 ceiling
July - December 2018	3,000 Bbls	NYMEX WTI	$50.00 floor / $58.00 ceiling
Oil fixed price swaps
January - March 2018	4,000 Bbls	NYMEX WTI	$54.00
January - June 2018	4,000 Bbls	NYMEX WTI	$51.25
January - December 2018	3,000 Bbls	NYMEX WTI	$50.72
January - December 2018	2,000 Bbls	NYMEX WTI	$52.02
April - December 2018	4,000 Bbls	NYMEX WTI	$54.14
July - December 2018	2,000 Bbls	NYMEX WTI	$58.20

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $334,877 as of December 31, 2017, and a net asset of $516,159 as of September 30, 2017. Cash received related to derivative contracts settled during the three-month period ended December 31, 2017, was $357,184 compared to cash paid of $184,270 in the same period in the prior year.

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

(9)

single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Condensed Balance Sheets.

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at December 31, 2017, and September 30, 2017. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at December 31, 2017, and September 30, 2017.

	December 31, 2017		September 30, 2017
	Fair Value (a)		Fair Value (a)
	Commodity Contracts		Commodity Contracts
	Current Assets	Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$1,259,358	$1,594,235	$735,702	$190,778	$9,439	$38,204
Offsetting adjustments	(1,259,358)	(1,259,358)	(190,778)	(190,778)	(9,439)	(9,439)
Net presentation on Condensed Balance Sheets	$-	$334,877	$544,924	$-	$-	$28,765

(a) See Fair Value Measurements section for further disclosures regarding fair value of financial instruments.

The fair value of derivative assets and derivative liabilities is adjusted for credit risk. The impact of credit risk was immaterial for all periods presented.

NOTE 9: Fair Value Measurements

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017.

	Fair Value Measurement at December 31, 2017
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(311,709)	$-	$(311,709)
Derivative Contracts - Collars	$-	$-	$(23,168)	$(23,168)

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

(10)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value December 31, 2017

Oil Collars	Oil price volatility curve	0% - 21.42%	12.58%	$(616,236)
Natural Gas Collars	Gas price volatility curve	0% - 25.72%	16.66%	$593,068

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Condensed Statements of Operations.

Derivatives
Balance of Level 3 as of October 1, 2017	$151,553
Total gains or (losses)
Included in earnings	(269,870)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	95,149
Transfers in and out of Level 3	-
Balance of Level 3 as of December 31, 2017	$(23,168)

 At December 31, 2017, and September 30, 2017, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements for fiscal 2018 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil, NGL and natural gas reserves and other information currently available to management. The Company cautions that the Forward-Looking Statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil, NGL and natural gas reserves. Investors should also read the other information in this Form 10-Q and the Company’s 2017 Annual Report on Form 10-K where risk factors are presented and further discussed. For all the above reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $5,521,227 at December 31, 2017, compared to positive working capital of $6,451,356 at September 30, 2017. The change in working capital was mainly due to the net change in receivables (payables) for derivative contracts and decreased payables for drilling activity as of December 31, 2017.

(11)

Liquidity:

Cash and cash equivalents were $568,427 as of December 31, 2017, compared to $557,791 at September 30, 2017, an increase of $10,636. Cash flows for the three months ended December 31 are summarized as follows:

Net cash provided (used) by:

	2017	2016	Change

Operating activities	$7,198,583	$3,683,651	$3,514,932
Investing activities	(4,421,737)	(2,192,094)	(2,229,643)
Financing activities	(2,766,210)	(1,477,781)	(1,288,429)
Increase (decrease) in cash and cash equivalents	$10,636	$13,776	$(3,140)

Operating activities:

Net cash provided by operating activities increased $3,514,932 during the 2018 period, as compared to the 2017 period, primarily the result of the following:

•	Decreased receipts from leasing of fee mineral acreage of $748,886.
•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $4,255,391.
•	Increased net receipts on derivative contracts of $541,454.
•	Increased interest payments of $156,048.
•	Increased payments for G&A and other expenses of $424,796.

Investing activities:

Net cash used by investing activities increased $2,229,643 during the 2018 period, as compared to the 2017 period, primarily due to higher payments of $2,810,357 for drilling and completion activity partially offset by higher proceeds of $557,750 from the sale of assets during 2018.

Financing activities:

Net cash used by financing activities increased $1,288,429 during the 2018 period, as compared to the 2017 period, primarily the result of higher net payments on long-term debt of $1,422,220.

Capital Resources:

Capital expenditures to drill and complete wells increased $2,810,357 (129%) from the 2017 to the 2018 period. The Company completed the last of its significant drilling projects that were started in 2017 during the first quarter of 2018. The final four wells of the ten-well Eagle Ford shale drilling program were completed and started producing in 2018. Drilling activity from these programs significantly increased capital expenditures in 2017 compared to that of 2016. With current uncertain drilling expectations for the remainder of the year, it appears at this time that 2018 capital expenditures may be lower than 2017 capital expenditures.

Since the Company is not the operator of any of its oil and natural gas properties, it is extremely difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes 2018 capital expenditures for drilling and completion projects difficult to forecast.

The Company received lease bonus payments during the first quarter of 2018 totaling $98,692. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to

(12)

project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of leasing certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE 8– “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Three months ended
December 31, 2017
Cash provided by operating activities	$7,198,583
Cash provided (used) by:
Capital expenditures - drilling and completion of wells	(4,984,880)
Quarterly dividends of $.04 per share	(671,890)
Treasury stock purchases	(272,100)
Net borrowings (payments) on credit facility	(1,822,220)
Other investing and financing activities	563,143
Net cash used	(7,187,947)

Net increase (decrease) in cash	$10,636

Outstanding borrowings on the credit facility at December 31, 2017, were $50,400,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. Any excess cash is intended to be used to reduce existing bank debt. The Company had availability ($29,600,000 at December 31, 2017) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by bank agreement, and dividends as a percent of operating cash flow). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the credit facility was redetermined in October 2017 and left unchanged at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to employ its normal operating strategies. The next redetermination is scheduled for June 2018.

Based on expected capital expenditure levels, anticipated cash provided by operating activities for 2018 and availability under its credit facility, the Company has sufficient liquidity to fund its ongoing operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2017 – COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016

Overview:

The Company recorded a first quarter 2018 net income of $13,784,939, or $0.81 per share, as compared to a net loss of $2,238,392, or $0.13 per share, in the 2017 quarter. The change in net income (loss) was principally the result of increased tax benefits (due to new federal tax law), increased oil, NGL and natural gas sales, decreased losses on derivative contracts and increased miscellaneous income; partially offset by decreased lease bonuses, increased DD&A and increased lease operating expenses. These items are further discussed below.

(13)

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $3,988,201 or 45% for the 2018 quarter. Oil, NGL and natural gas sales were up due to increases in oil and NGL prices of 17% and 40%, respectively, and increased oil, NGL and natural gas sales volumes of 20%, 103% and 32%, respectively, slightly offset by decreased natural gas prices of 3%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three month periods of fiscal 2018 and 2017:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
12/31/2017	90,837	$53.83	72,401	$26.10	2,442,384	$2.50	3,421,812	$3.77
12/31/2016	75,636	$46.09	35,651	$18.65	1,849,692	$2.57	2,517,414	$3.54

The results of our 2017 drilling program are now coming to fruition as the last four Eagle Ford wells began sales in mid-November 2017. The oil production increase is a result of the ten-well drilling program in the Eagle Ford Shale and the six-well program in the Anadarko Basin Woodford Shale. The increase was partially offset by the natural decline in oil production from the Bakken in North Dakota. The NGL production increase is attributed to the liquid-rich production from the six-well drilling program in the Anadarko Basin Woodford Shale. Increased gas production is realized from the eight-well drilling program in the southeastern Oklahoma Woodford Shale and the six-well program in the Anadarko Basin Woodford Shale. The gas production increase was partially offset by naturally declining production from the Fayetteville Shale and, to a much lesser extent, marginal property divestitures in the Anadarko Basin Granite Wash and SE Leedey Cleveland play in western Oklahoma.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
12/31/2017	90,837	72,401	2,442,384	3,421,812
9/30/2017	93,027	65,034	2,330,838	3,279,204
6/30/2017	75,467	39,337	2,265,091	2,953,915
3/31/2017	66,547	33,836	1,748,909	2,351,207
12/31/2016	75,636	35,651	1,849,692	2,517,414

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $740,999 in the 2018 quarter. The decrease was mainly due to the Company completing mineral lease packages covering several counties in Oklahoma in the 2017 quarter. There were no significant lease packages in the 2018 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $334,877 as of December 31, 2017, and a net liability of $2,944,534 as of December 31, 2016. We had a net loss on derivative contracts of $493,852 in the 2018 quarter as compared to a net loss of $2,700,533 in the 2017 quarter. The change is principally due to the oil and natural gas collars and fixed price swaps being more punitive in the 2017 quarter, as NYMEX oil and natural gas futures experienced larger increases in price in relation to the collars and the fixed prices of the swaps.

Lease Operating Expenses (LOE):

LOE increased $577,294 or 19% in the 2018 quarter. LOE per Mcfe decreased in the 2018 quarter to $1.06 compared to $1.21 in the 2017 quarter. LOE related to field operating costs increased $151,667 in the 2018 quarter compared to the 2017 quarter, a 9% increase. Field operating costs were $.54 per Mcfe in the 2018 quarter as compared to $.67 per Mcfe in the 2017 quarter. The decrease in rate in the 2018 quarter is principally the result of significant new low-cost production coming on line late in fiscal 2017 and the first quarter of 2018 and the company selling some marginal properties which had higher operating costs.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) of $425,627 in the 2018 quarter compared to the 2017 quarter. On a per Mcfe basis, these handling fees were $0.52 in the 2018 quarter as compared to $0.54 in the 2017 quarter. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

(14)

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $441,561 or 9% in the 2018 quarter. DD&A in the 2018 quarter was $1.54 per Mcfe as compared to $1.92 per Mcfe in the 2017 quarter. DD&A decreased $1,295,181 as a result of this $.38 decrease in the DD&A rate per Mcfe. An offsetting increase of $1,736,742 was the result of production increasing 36% in the 2018 quarter compared to the 2017 quarter. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations during the 2018 quarter, as compared to the 2017 quarter, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of wells. The Company had new high-volume wells with low finding costs begin producing in the latter half of 2017 and the first quarter of 2018, which also contributed to the rate decrease.

Loss (Gain) on Asset Sales and Other:

Miscellaneous income (which is included in this line item on the Statement of Operations) increased $538,755 during the 2018 quarter. This increase was primarily related to the forfeiture of earnest money by a counterparty when the potential asset sale did not close. This increase was partially offset by a loss on sale of non-core assets of $272,236.

Income Taxes:

Income taxes changed $11,603,000, from a $1,107,000 benefit in the 2017 quarter to a $12,710,000 benefit in the 2018 quarter. This was mostly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduces the US federal corporate tax rate from 35% to 21%. An estimate of the tax effects of this law change on our existing deferred tax liabilities of $12,652,000 was made in the 2018 quarter and is directly affecting the effective tax rate noted for this period.    Additionally, due to the Company having a September 30 year end versus a calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The effective tax rate changed from a 33% benefit in the 2017 quarter to a 1,182% benefit in the 2018 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2017.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2018 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2018 derivative contracts, the price sensitivity in 2018 for each $1.00 per barrel change in wellhead oil price is $310,677 for operating revenue based on the Company’s prior year oil volumes. The price sensitivity in 2018 for each $0.10 per Mcf change in wellhead natural gas price is $819,453 for operating revenue based on the Company’s prior year natural gas volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $147,000. For the

(15)

Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $97,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $220,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $160,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.250%, or 30 day LIBOR plus from 1.875% to 2.750%. At December 31, 2017, the Company had $50,400,000 outstanding under this facility and the effective interest rate was 3.62%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

PART II OTHER INFORMATION

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2017, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1 - 10/31/17	-	$-	-	$400,357
11/1 - 11/30/17	-	$-	-	$400,357
12/1 - 12/31/17	13,404	$20.30	13,404	$128,256
Total	13,404	$20.30	13,404

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in March 2014, the Board of Directors approved repurchase of up to $1.5 million of the Company’s common stock up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. Pursuant to previously adopted board resolutions, the purchase of an additional $1.5 million of the Company’s common stock becomes authorized and approved effective when the previous amount is utilized. The shares are held in treasury and are accounted for using the cost method. Effective May 14, 2014, the Board adopted resolutions to allow management to repurchase the Company’s common stock at their discretion.

(16)

ITEM 6	EXHIBITS

(a)	EXHIBITS	Exhibit 31.1 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
(b)	Form 8-K	Dated (1/8/18), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
	Form 8-K/A	Dated (1/9/18), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

February 8, 2018	/s/ Paul F. Blanchard Jr.
Date	Paul F. Blanchard Jr., President and
Chief Executive Officer

February 8, 2018	/s/ Robb P. Winfield
Date	Robb P. Winfield, Vice President,
Chief Financial Officer and Controller

(17)