Form 10-Q
period 2018-03-31
PANHANDLE OIL & GAS INC
filed 2018-05-07
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  March 31, 2018

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

Outstanding shares of Class A Common stock (voting) at May 7, 2018: 16,775,953

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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	September 30, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$168,562	$557,791
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	6,475,117	7,585,485
Refundable income taxes	792,315	489,945
Assets held for sale	-	557,750
Derivative contracts, net	-	544,924
Other	340,975	253,480
Total current assets	7,776,969	9,989,375

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	422,574,038	434,571,516
Non-producing oil and natural gas properties	7,399,718	7,428,927
Other	1,510,982	1,067,894
	431,484,738	443,068,337
Less accumulated depreciation, depletion and amortization	(240,207,008)	(246,483,979)
Net properties and equipment	191,277,730	196,584,358

Investments	224,308	170,486

Total assets	$199,279,007	$206,744,219

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$785,880	$1,847,230
Derivative contracts, net	1,881,022	-
Accrued liabilities and other	1,378,284	1,690,789
Total current liabilities	4,045,186	3,538,019

Long-term debt	43,500,000	52,222,000
Deferred income taxes, net	18,280,007	31,051,007
Asset retirement obligations	2,895,355	3,196,889
Derivative contracts, net	89,337	28,765

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 16,895,603 issued at March 31, 2018, and 16,863,004 issued at September 30, 2017	281,481	280,938
Capital in excess of par value	2,566,003	2,726,444
Deferred directors' compensation	2,819,516	3,459,909
Retained earnings	126,837,723	113,330,216
	132,504,723	119,797,507
Less treasury stock, at cost; 119,650 shares at March 31, 2018, and 184,988 shares at September 30, 2017	(2,035,601)	(3,089,968)
Total stockholders' equity	130,469,122	116,707,539
Total liabilities and stockholders' equity	$199,279,007	$206,744,219

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$12,266,036	$8,890,902	$25,153,455	$17,790,120
Lease bonuses and rentals	499,198	2,334,203	596,157	3,172,161
Gains (losses) on derivative contracts	(1,343,976)	2,739,183	(1,837,828)	38,650
	11,421,258	13,964,288	23,911,784	21,000,931
Costs and expenses:
Lease operating expenses	3,217,568	3,105,496	6,844,277	6,154,911
Production taxes	497,823	371,553	986,813	739,398
Depreciation, depletion and amortization	4,241,078	4,105,655	9,516,902	8,939,918
Provision for impairment	-	10,788	-	10,788
Loss (gain) on asset sales and other	216,472	91,337	(79,186)	86,998
Interest expense	435,951	286,398	867,530	578,767
General and administrative	1,766,190	1,719,628	3,654,333	3,562,110
	10,375,082	9,690,855	21,790,669	20,072,890
Income (loss) before provision (benefit) for income taxes	1,046,176	4,273,433	2,121,115	928,041

Provision (benefit) for income taxes	(24,000)	803,000	(12,734,000)	(304,000)

Net income (loss)	$1,070,176	$3,470,433	$14,855,115	$1,232,041

Basic and diluted earnings (loss) per common share (Note 3)	$0.06	$0.21	$0.87	$0.07

Basic and diluted weighted average shares outstanding:
Common shares	16,766,010	16,644,755	16,725,076	16,624,229
Unissued, directors' deferred compensation shares	205,867	277,167	267,005	277,200
	16,971,877	16,921,922	16,992,081	16,901,429

Dividends declared per share of common stock and paid in period	$0.04	$0.04	$0.08	$0.08

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2018

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539

Net income (loss)	-	-	-	-	14,855,115	-	-	14,855,115
Purchase of treasury stock	-	-	-	-	-	(13,404)	(272,100)	(272,100)
Issuance of treasury shares to ESOP	-	-	2,009	-	-	283	4,726	6,735
Restricted stock awards	-	-	347,838	-	-	-	-	347,838
Dividends ($.08 per share)	-	-	-	-	(1,347,608)	-	-	(1,347,608)
Distribution of restricted stock to officers and directors	-	-	(779,400)	-	-	46,621	780,177	777
Distribution of deferred directors' compensation	32,599	543	269,112	(811,219)	-	31,838	541,564	-
Increase in deferred directors' compensation charged to expense	-	-	-	170,826	-	-	-	170,826

Balances at March 31, 2018	16,895,603	$281,481	$2,566,003	$2,819,516	$126,837,723	(119,650)	$(2,035,601)	$130,469,122
(unaudited)

Six Months Ended March 31, 2017

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2016	16,863,004	$280,938	$3,191,056	$3,403,213	$112,482,284	(262,708)	$(4,165,672)	$115,191,819

Net income (loss)	-	-	-	-	1,232,041	-	-	1,232,041
Purchase of treasury stock	-	-	-	-	-	(17,119)	(407,677)	(407,677)
Restricted stock awards	-	-	317,633	-	-	-	-	317,633
Dividends ($.08 per share)	-	-	-	-	(1,340,656)	-	-	(1,340,656)
Distribution of restricted stock to officers and directors	-	-	(932,059)	-	-	58,398	932,643	584
Distribution of deferred directors' compensation	-	-	(145,469)	(301,962)	-	27,216	447,431	-
Increase in deferred directors' compensation charged to expense	-	-	-	176,368	-	-	-	176,368

Balances at March 31, 2017	16,863,004	$280,938	$2,431,161	$3,277,619	$112,373,669	(194,213)	$(3,193,275)	$115,170,112
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2018	2017
Operating Activities	(unaudited)
Net income (loss)	$14,855,115	$1,232,041

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	9,516,902	8,939,918
Impairment	-	10,788
Provision for deferred income taxes	(12,771,000)	(76,000)
Gain from leasing fee mineral acreage	(595,946)	(3,171,490)
Proceeds from leasing fee mineral acreage	610,552	3,191,075
Net (gain) loss on sales of assets	466,128	87,161
Directors' deferred compensation expense	170,826	176,368
Fair value of derivative contracts	2,486,518	(384,566)
Restricted stock awards	347,838	317,633
Other	(1,337)	(835)
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	1,110,368	136,669
Other current assets	(87,495)	81,325
Accounts payable	(73,066)	(203,053)
Income taxes receivable	(302,370)	(792,488)
Other non-current assets	(66,364)	-
Accrued liabilities	(306,687)	(195,981)
Total adjustments	504,867	8,116,524
Net cash provided by operating activities	15,359,982	9,348,565

Investing Activities
Capital expenditures	(6,544,481)	(7,721,254)
Investments in partnerships	7,493	(17,220)
Proceeds from sales of assets	1,129,705	718,700
Net cash provided (used) by investing activities	(5,407,283)	(7,019,774)

Financing Activities
Borrowings under debt agreement	10,596,451	7,038,699
Payments of loan principal	(19,318,671)	(7,538,699)
Purchases of treasury stock	(272,100)	(407,677)
Payments of dividends	(1,347,608)	(1,340,656)
Net cash provided (used) by financing activities	(10,341,928)	(2,248,333)

Increase (decrease) in cash and cash equivalents	(389,229)	80,458
Cash and cash equivalents at beginning of period	557,791	471,213
Cash and cash equivalents at end of period	$168,562	$551,671

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$13,871	$32,236

Gross additions to properties and equipment	$5,556,196	$10,867,308

Net (increase) decrease in accounts payable for properties and equipment additions	988,285	(3,146,054)
Capital expenditures and acquisitions	$6,544,481	$7,721,254

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

NOTE 2: Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the

(5)

effects on our existing deferred tax balances. Based on these estimates, we recognized a provisional amount, which is included as a component of income tax expense (benefit) from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $12,825,000 income tax benefit.

The Company has a year end of September 30. Because this differs from a normal calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The impact of using a blended rate versus the old rate in the current quarter resulted in a federal tax benefit of $109,535.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended March 31, 2018, was a 600% benefit as compared to a 33% benefit for the six months ended March 31, 2017. The effective tax rate for the quarter ended March 31, 2018, was a 2% benefit as compared to a 19% provision for the quarter ended March 31, 2017.

NOTE 3: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2022. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties (well bore only) with a net book value of $141,464,533 at March 31, 2018. The interest rate is based on BOK prime plus from 0.375% to 1.250%, or 30 day LIBOR plus from 1.875% to 2.750%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At March 31, 2018, the effective interest rate was 3.84%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. In October 2017, during the renegotiation of our credit facility, the borrowing base was redetermined by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as

(6)

defined by the bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from earnings) of no more than 4.0 to 1.0. At March 31, 2018, the Company was in compliance with the covenants of the loan agreement and has $36,500,000 of availability under its outstanding credit facility.

NOTE 5: Deferred Compensation Plan for Non-Employee Directors

Annually, non-employee directors may elect to be included in the Deferred Compensation Plan for Non-Employee Directors. The Deferred Compensation Plan for Non-Employee Directors provides that each outside director may individually elect to be credited with future unissued shares of Company common stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers. Only upon a director’s retirement, termination, death, or a change-in-control of the Company will the shares recorded for such director be issued under the Deferred Compensation Plan for Non-Employee Directors. Directors may elect to receive shares, when issued, over annual time periods up to ten years. If available, the shares are expected to be issued out of shares held in treasury. The promise to issue such shares in the future is an unsecured obligation of the Company. During 2018, deferred directors’ compensation on the Balance Sheets was reduced $811,219 for shares issued to retired directors. Of the shares issued, 31,838 shares were issued out of treasury and 32,599 shares were newly issued.

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

On December 31, 2017, the Company awarded 10,218 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly over one year starting on March 31, 2018. The restricted stock contains non-forfeitable rights to receive dividends and voting rights during the vesting period. These non-performance based shares had a fair value on their award date of $209,982.

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2018 and 2017, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Performance based, restricted stock	$59,869	$51,302	$156,534	$130,518
Non-performance based, restricted stock	93,919	85,919	191,304	187,115
Total compensation expense	$153,788	$137,221	$347,838	$317,633

(7)

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of March 31, 2018
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$441,127	2.17
Non-performance based, restricted stock	462,504	1.69
Total	$903,631

NOTE 7: Properties and Equipment

Divestitures

During the first quarter of 2018, the Company sold 79 non-core marginal wells for $557,750 and recorded a loss on the sales of $272,236. The total net book value that was removed from the Balance Sheets due to these sales was approximately $0.8 million. All of the wells included in the Assets held for sale line item on the Balance Sheets at September 30, 2017, were sold during the first quarter of 2018.

During the second quarter of 2018, the Company sold 199 non-core marginal wells for $571,955 and recorded a loss on the sales of $193,893. The total net book value that was removed from the Balance Sheets due to these sales was approximately $0.8 million.

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

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three months ended March 31, 2018 and 2017, the assessment resulted in impairment provisions on producing properties of $0 and $10,788, respectively. For the six months ended March 31, 2018 and 2017, the assessment resulted in impairment provisions on producing properties of $0 and $10,788, respectively. A significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

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

Derivative contracts in place as of March 31, 2018

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.35 ceiling
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.30 ceiling
April - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.15 ceiling
Natural gas fixed price swaps
January - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$3.080
April - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.910
July - December 2018	100,000 Mmbtu	NYMEX Henry Hub	$2.835
July - December 2018	100,000 Mmbtu	NYMEX Henry Hub	$2.925
Oil costless collars
January - June 2018	2,000 Bbls	NYMEX WTI	$47.50 floor / $52.75 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$47.50 floor / $52.50 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$48.00 floor / $53.25 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$50.00 floor / $55.75 ceiling
July - December 2018	3,000 Bbls	NYMEX WTI	$50.00 floor / $58.00 ceiling
January - June 2019	2,000 Bbls	NYMEX WTI	$55.00 floor / $63.45 ceiling
January - December 2019	1,000 Bbls	NYMEX WTI	$50.00 floor / $60.00 ceiling
Oil fixed price swaps
January - June 2018	4,000 Bbls	NYMEX WTI	$51.25
January - December 2018	3,000 Bbls	NYMEX WTI	$50.72
January - December 2018	2,000 Bbls	NYMEX WTI	$52.02
April - December 2018	4,000 Bbls	NYMEX WTI	$54.14
July - December 2018	2,000 Bbls	NYMEX WTI	$58.20
January - June 2019	2,000 Bbls	NYMEX WTI	$59.69
January - June 2019	2,000 Bbls	NYMEX WTI	$57.15
January - June 2019	3,000 Bbls	NYMEX WTI	$58.02
January - December 2019	1,000 Bbls	NYMEX WTI	$56.15
January - December 2019	2,000 Bbls	NYMEX WTI	$56.71
January - December 2019	1,000 Bbls	NYMEX WTI	$58.56
July - December 2019	2,000 Bbls	NYMEX WTI	$56.85

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $1,970,359 as of March 31, 2018, and a net asset of $516,159 as of September 30, 2017. Net cash received related to derivative contracts settled during the six-month period ended March 31, 2018, was $648,690 compared to net cash paid of $345,916 in the same period in the prior year.

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently.

(9)

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at March 31, 2018, and September 30, 2017. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at March 31, 2018, and September 30, 2017.

	March 31, 2018				September 30, 2017
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$251,115	$2,132,137	$7,836	$97,173	$735,702	$190,778	$9,439	$38,204
Offsetting adjustments	(251,115)	(251,115)	(7,836)	(7,836)	(190,778)	(190,778)	(9,439)	(9,439)
Net presentation on Condensed Balance Sheets	$-	$1,881,022	$-	$89,337	$544,924	$-	$-	$28,765

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018.

	Fair Value Measurement at March 31, 2018
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(1,229,437)	$-	$(1,229,437)
Derivative Contracts - Collars	$-	$-	$(740,922)	$(740,922)

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

(10)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value March 31, 2018

Oil Collars	Oil price volatility curve	0% - 31.53%	16.28%	$(820,827)
Natural Gas Collars	Gas price volatility curve	0% - 19.09%	11.86%	$79,905

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Condensed Statements of Operations.

Derivatives
Balance of Level 3 as of October 1, 2017	$151,553
Total gains or (losses)
Included in earnings	(1,180,179)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	287,704
Transfers in and out of Level 3	-
Balance of Level 3 as of March 31, 2018	$(740,922)

 At March 31, 2018, and September 30, 2017, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 3 and is based on a valuation technique that requires inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt is valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $3,731,783 at March 31, 2018, compared to positive working capital of $6,451,356 at September 30, 2017. The change in working capital was mainly due to the net change in receivables (payables) for derivative contracts and decreased payables for drilling activity as of March 31, 2018.

(11)

Liquidity:

Cash and cash equivalents were $168,562 as of March 31, 2018, compared to $557,791 at September 30, 2017, a decrease of $389,229. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:

	2018	2017	Change

Operating activities	$15,359,982	$9,348,565	$6,011,417
Investing activities	(5,407,283)	(7,019,774)	1,612,491
Financing activities	(10,341,928)	(2,248,333)	(8,093,595)
Increase (decrease) in cash and cash equivalents	$(389,229)	$80,458	$(469,687)

Operating activities:

Net cash provided by operating activities increased $6,011,417 during the 2018 period, as compared to the 2017 period, primarily the result of the following:

•	Decreased receipts from leasing of fee mineral acreage of $2,679,215.
•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $8,042,067.
•	Increased net receipts on derivative contracts of $994,606.
•	Increased interest payments of $318,907.

Investing activities:

Net cash used by investing activities decreased $1,612,491 during the 2018 period, as compared to the 2017 period, primarily due to lower payments of $1,176,773 for drilling and completion activity and higher proceeds from the sale of assets during 2018 of $411,005.

Financing activities:

Net cash used by financing activities increased $8,093,595 during the 2018 period, as compared to the 2017 period, primarily the result of higher net payments on long-term debt of $8,222,220.

Capital Resources:

Capital expenditures to drill and complete wells decreased $1,176,773 (15%) from the 2017 to the 2018 period. The Company completed the last of its significant drilling projects that were started in 2017 during the first quarter of 2018. The final four wells of the ten-well Eagle Ford Shale drilling program (from 2017) were completed and started producing in 2018. New drilling in the Eagle Ford is expected to begin in May 2018 as the operator has committed to a new six-well program that could be extended to a total of fourteen depending on market conditions. With current uncertain drilling expectations for the remainder of the year, management believes that 2018 capital expenditures may be lower than 2017 capital expenditures.

Since the Company is not the operator of any of its oil and natural gas properties, it is difficult for us to predict the level of future participation in and precise timing of the drilling and completion of new wells and their associated capital expenditures. This makes 2018 capital expenditures for drilling and completion projects difficult to forecast.

The Company received lease bonus payments during 2018 totaling $610,552. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of leasing certain of the Company’s mineral acres.

(12)

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE 8– “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Six months ended
March 31, 2018
Cash provided by operating activities	$15,359,982
Cash provided (used) by:
Capital expenditures - drilling and completion of wells	(6,544,481)
Quarterly dividends of $.08 per share	(1,347,608)
Treasury stock purchases	(272,100)
Net borrowings (payments) on credit facility	(8,722,220)
Proceeds from sale of assets	1,129,705
Other investing and financing activities	7,493
Net cash used	(15,749,211)

Net increase (decrease) in cash	$(389,229)

Outstanding borrowings on the credit facility at March 31, 2018, were $43,500,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. Any excess cash is intended to be used to reduce existing bank debt. The Company had availability ($36,500,000 at March 31, 2018) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by bank agreement, and dividends as a percent of operating cash flow). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Overview:

The Company recorded a second quarter 2018 net income of $1,070,176, or $0.06 per share, as compared to a net income of $3,470,433, or $0.21 per share, in the 2017 quarter. The change in net income (loss) was principally the result of decreased gains on derivative contracts and decreased lease bonuses; partially offset by increased oil, NGL and natural gas sales and changes in tax provision (benefit). These items are further discussed below.

(13)

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $3,375,134 or 38% for the 2018 quarter. Oil, NGL and natural gas sales were up due to increases in oil and NGL prices of 32% and 23%, respectively, and increased oil, NGL and natural gas sales volumes of 24%, 68% and 21%, respectively, slightly offset by decreased natural gas prices of 6%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2018 and 2017:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2018	82,312	$63.20	56,747	$23.60	2,107,921	$2.72	2,942,275	$4.17
3/31/2017	66,547	$47.93	33,836	$19.17	1,748,909	$2.89	2,351,207	$3.78

The oil production increase is a result of the ten-well drilling program in the Eagle Ford Shale and the six-well program in the Anadarko Basin Woodford Shale. New production from successful drilling in the STACK play in western Oklahoma adds to the increase. The increase was partially offset by the natural decline in oil production from the Bakken in North Dakota. The NGL production increase is attributed to the liquid-rich production from the six-well drilling program in the Anadarko Basin Woodford Shale. Increased gas production is realized from the eight-well drilling program in the southeastern Oklahoma Woodford Shale and the six-well program in the Anadarko Basin Woodford Shale. Smaller gains are seen in the STACK play in western Oklahoma. The gas production increase was partially offset by naturally declining production from the Fayetteville Shale and, to a much lesser extent, Northern Oklahoma Mississippian.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2018	82,312	56,747	2,107,921	2,942,275
12/31/2017	90,837	72,401	2,442,384	3,421,812
9/30/2017	93,027	65,034	2,330,838	3,279,204
6/30/2017	75,467	39,337	2,265,091	2,953,915
3/31/2017	66,547	33,836	1,748,909	2,351,207

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $1,835,005 in the 2018 quarter. The decrease was mainly due to the Company completing mineral lease packages in Lea and Eddy Counties in New Mexico and in Dewey County, Oklahoma, in the 2017 quarter. There were no significant lease packages in the 2018 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $1,970,359 as of March 31, 2018, and a net liability of $43,705 as of March 31, 2017. We had a net loss on derivative contracts of $1,343,976 in the 2018 quarter as compared to a net gain of $2,739,183 in the 2017 quarter. The change is principally due to the oil collars and fixed price swaps being less favorable in the 2018 quarter, as NYMEX oil futures experienced large increases in price in relation to the collars and the fixed prices of the swaps. During the 2017 quarter, the oil and natural gas collars and fixed price swaps experienced a very favorable change as the NYMEX futures prices (at that time) for both commodities significantly decreased from where they were at as of the end of the first quarter in 2017. The natural gas collars and fixed price swaps in place during the 2018 quarter were very beneficial and the largest part of the gain from these contracts (covering January through March 2018 production) cash settled during the quarter. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Lease Operating Expenses (LOE):

LOE increased $112,072 or 4% in the 2018 quarter driven mostly by increased production. LOE per Mcfe decreased in the 2018 quarter to $1.09 compared to $1.32 in the 2017 quarter. LOE related to field operating costs decreased $104,938 in the 2018 quarter compared to the 2017 quarter, a 6% decrease. Field operating costs were $.55 per Mcfe in the 2018 quarter as compared to $.74 per Mcfe in the 2017 quarter. The decrease in rate in the 2018 quarter is principally the result of significant new low-cost production coming on line late in fiscal 2017 and the first quarter of 2018 and the Company selling some marginal properties which had higher operating costs.

(14)

The decrease in LOE related to field operating costs was offset with an increase in handling fees (primarily gathering, transportation and marketing costs) of $217,010 in the 2018 quarter compared to the 2017 quarter. On a per Mcfe basis, these handling fees were $0.54 in the 2018 quarter as compared to $0.58 in the 2017 quarter. The decrease in rate was due to significant new natural gas production coming on (since the 2017 quarter) with lower handling charges. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $135,423 or 3% in the 2018 quarter. DD&A in the 2018 quarter was $1.44 per Mcfe as compared to $1.75 per Mcfe in the 2017 quarter. DD&A increased $1,032,117 as a result of production increasing 25% in the 2018 quarter compared to the 2017 quarter. An offsetting decrease of $896,694 was the result of a $.31 decrease in the DD&A rate per Mcfe. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations during the 2018 quarter, as compared to the 2017 quarter, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of wells. The Company had new high-volume wells with low finding costs begin producing in the latter half of 2017 and the first quarter of 2018, which also contributed to the rate decrease.

Interest Expense:

Interest expense increased $149,553 or 52% in the 2018 quarter. The increase was the result of higher average outstanding balances and a higher interest rate during the 2018 quarter as compared to the 2017 quarter.

Income Taxes:

Income taxes changed $827,000, from an $803,000 provision in the 2017 quarter to a $24,000 benefit in the 2018 quarter. This was mostly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduces the US federal corporate tax rate from 35% to 21%. An estimate of the tax effects of this law change on our existing deferred tax liabilities of $173,000 was made in the 2018 quarter and is directly affecting the effective tax rate noted for this period. Additionally, due to the Company having a September 30 year end versus a calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The effective tax rate changed from a 19% provision in the 2017 quarter to a 2% benefit in the 2018 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

SIX MONTHS ENDED MARCH 31, 2018– COMPARED TO SIX MONTHS ENDED MARCH 31, 2017

Overview:

The Company recorded a six month net income of $14,855,115, or $0.87 per share, in the 2018 period, as compared to net income of $1,232,041, or $0.07 per share, in the 2017 period. The change in net income (loss) was principally the result of increased tax benefits (due to new federal tax law), increases in oil, NGL and natural gas sales; partially offset by decreased lease bonuses and rentals, losses on derivative contracts and increased LOE, DD&A and interest expense. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $7,363,335 or 41% for the 2018 period. Oil, NGL and natural gas sales were up due to increases in oil and NGL prices of 24% and 32%, respectively, and increases oil, NGL and natural gas sales volumes of 22%, 86% and 26%, respectively, slightly offset by a decrease in natural gas sales prices of 4%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the six-month periods of fiscal 2018 and 2017:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2018	173,149	$58.28	129,148	$25.00	4,550,305	$2.60	6,364,087	$3.95
3/31/2017	142,183	$46.96	69,487	$18.90	3,598,601	$2.72	4,868,621	$3.65

The oil production increase is primarily a result of the ten-well drilling program in the Eagle Ford Shale and the six-well program in the Anadarko Basin Woodford Shale. The increase was partially offset by the natural decline in oil production from the

(15)

Bakken in North Dakota. The NGL production increase is attributed to the liquid-rich production from the six-well drilling program in the Anadarko Basin Woodford Shale. Increased gas production is realized from the eight-well drilling program in the southeastern Oklahoma Woodford Shale and the six-well program in the Anadarko Basin Woodford Shale. The gas production increase was partially offset by naturally declining production from the Fayetteville Shale and, to a much lesser extent, marginal property divestitures.

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $2,576,004 in the 2018 period. The decrease was mainly due to the Company completing mineral lease packages covering several counties in New Mexico and Oklahoma in the 2017 period. There were no significant lease packages in the 2018 period.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $1,970,359 as of March 31, 2018, and a net liability of $43,705 as of March 31, 2017. We had a net loss on derivative contracts of $1,837,828 in the 2018 period as compared to a net gain of $38,650 recorded in the 2017 period. The change is principally due to the oil collars and fixed price swaps being less favorable in the 2018 period, as NYMEX oil futures increased further above the ceiling of the collars and the fixed prices of the swaps. The natural gas collars and fixed price swaps in place during the 2018 period were very beneficial and the largest part of the gain from these contracts (covering January through March 2018 production) cash settled during the period. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Lease Operating Expenses (LOE):

LOE increased $689,366 or 11% in the 2018 period. LOE per Mcfe decreased in the 2018 period to $1.08 compared to $1.26 in the 2017 period. LOE related to field operating costs increased $46,730 in the 2018 period compared to the 2017 period, a 1% increase. Field operating costs were $.55 per Mcfe in the 2018 period as compared to $.71 per Mcfe in the 2017 period. The decrease in rate in the 2018 period is principally the result of significant new low-cost production coming on line late in fiscal 2017 and the first quarter of 2018 and the Company selling some marginal properties which had higher operating costs.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) of $642,636 in the 2018 period compared to the 2017 period. On a per Mcfe basis, these fees decreased $.03 due to significant new natural gas production coming on (since the 2017 period) with lower handling charges. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $576,984 or 6% in the 2018 period. DD&A in the 2018 period was $1.50 per Mcfe as compared to $1.84 per Mcfe in the 2017 period. DD&A increased $2,746,023 as a result of production increasing 31% in the 2018 period compared to the 2017 period. An offsetting decrease of $2,169,039 was the result of a $.34 decrease in the DD&A rate per Mcfe. The rate decrease is mainly due to higher oil, NGL and natural gas prices utilized in the reserve calculations during the 2018 period, as compared to 2017 period, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of wells. The Company had new high-volume wells with low finding costs begin producing in the latter half of 2017 and the first quarter of 2018, which also contributed to the rate decrease.

Interest Expense:

Interest expense increased $288,763 or 50% in the 2018 period. The increase was the result of higher average outstanding balances and a higher interest rate during the 2018 period as compared to the 2017 period.

Income Taxes:

Income taxes changed $12,430,000, from a $304,000 benefit in the 2017 period to a $12,734,000 benefit in the 2018 period. This was mostly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduces the US federal corporate tax rate from 35% to 21%. An estimate of the tax effects of this law change on our existing deferred tax liabilities of $12,825,000 was made in the 2018 period and is directly affecting the effective tax rate noted for this period. Additionally, due to the Company having a September 30 year end versus a calendar year end, we have calculated the current year’s federal tax provision using a blended rate of

(16)

24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The effective tax rate changed from a 33% benefit in the 2017 period to a 600% benefit in the 2018 period.

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

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $220,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $97,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $201,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $73,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.250%, or 30 day LIBOR plus from 1.875% to 2.750%. At March 31, 2018, the Company had $43,500,000 outstanding under this facility and the effective interest rate was 3.84%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

(17)

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

During the three months ended March 31, 2018, the Company did not repurchased shares of the Company’s common stock.

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
Exhibit 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
(b)	Form 8-K	Dated (3/6/18), item 8.01 – Other Events
	Form 8-K	Dated (3/8/18), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
	Form 8-K	Dated (3/8/18), item 5.07 – Submission of Matters to a Vote of Security Holders
	Form 8-K	Dated (4/3/18), item 3.03 – Material Modifications to Rights of Security Holders
	Form 8-K	Dated (4/3/18), item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
	Form 8-K	Dated (4/3/18), item 5.05 – Amendments to the Code of Ethics, or Waiver of a Provision of the Code of Ethics
	Form 8-K	Dated (4/9/18), item 5.04 – Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans

(18)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

May 7, 2018	/s/ Paul F. Blanchard Jr.
Date	Paul F. Blanchard Jr., President and
Chief Executive Officer

May 7, 2018	/s/ Robb P. Winfield
Date	Robb P. Winfield, Vice President,
Chief Financial Officer and Controller

(19)