Form 10-Q
period 2018-06-30
PANHANDLE OIL & GAS INC
filed 2018-08-06
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  June 30, 2018

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

Outstanding shares of Class A Common stock (voting) at August 6, 2018: 16,778,509

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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	September 30, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$477,013	$557,791
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	6,489,489	7,585,485
Refundable income taxes	209,970	489,945
Assets held for sale	-	557,750
Derivative contracts, net	-	544,924
Other	176,356	253,480
Total current assets	7,352,828	9,989,375

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	418,338,755	434,571,516
Non-producing oil and natural gas properties	8,170,286	7,428,927
Other	1,515,076	1,067,894
	428,024,117	443,068,337
Less accumulated depreciation, depletion and amortization	(239,052,685)	(246,483,979)
Net properties and equipment	188,971,432	196,584,358

Investments	212,068	170,486

Total assets	$196,536,328	$206,744,219

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,163,424	$1,847,230
Derivative contracts, net	3,014,511	-
Accrued liabilities and other	1,554,645	1,690,789
Total current liabilities	5,732,580	3,538,019

Long-term debt	40,400,000	52,222,000
Deferred income taxes, net	18,104,007	31,051,007
Asset retirement obligations	2,776,058	3,196,889
Derivative contracts, net	288,969	28,765

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 16,896,455 issued at June 30, 2018, and 16,863,004 issued at September 30, 2017	281,495	280,938
Capital in excess of par value	2,690,834	2,726,444
Deferred directors' compensation	2,882,263	3,459,909
Retained earnings	125,386,738	113,330,216
	131,241,330	119,797,507
Less treasury stock, at cost; 117,946 shares at June 30, 2018, and 184,988 shares at September 30, 2017	(2,006,616)	(3,089,968)
Total stockholders' equity	129,234,714	116,707,539
Total liabilities and stockholders' equity	$196,536,328	$206,744,219

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$11,202,680	$9,997,898	$36,356,135	$27,788,018
Lease bonuses and rentals	484,298	819,591	1,080,455	3,991,752
Gains (losses) on derivative contracts	(2,129,041)	1,619,697	(3,966,869)	1,658,347
	9,557,937	12,437,186	33,469,721	33,438,117
Costs and expenses:
Lease operating expenses	3,233,172	3,391,079	10,077,449	9,545,990
Production taxes	485,157	390,387	1,471,970	1,129,785
Depreciation, depletion and amortization	4,619,509	4,714,350	14,136,411	13,654,268
Provision for impairment	-	-	-	10,788
Loss (gain) on asset sales and other	190,045	11,447	110,859	98,445
Interest expense	420,896	306,161	1,288,426	884,928
General and administrative	1,593,251	1,796,004	5,247,584	5,358,114
	10,542,030	10,609,428	32,332,699	30,682,318
Income (loss) before provision (benefit) for income taxes	(984,093)	1,827,758	1,137,022	2,755,799

Provision (benefit) for income taxes	(209,000)	567,000	(12,943,000)	263,000

Net income (loss)	$(775,093)	$1,260,758	$14,080,022	$2,492,799

Basic and diluted earnings (loss) per common share (Note 3)	$(0.05)	$0.07	$0.83	$0.15

Basic and diluted weighted average shares outstanding:
Common shares	16,775,981	16,668,814	16,742,044	16,639,090
Unissued, directors' deferred compensation shares	206,202	254,891	205,867	277,294
	16,982,183	16,923,705	16,947,911	16,916,384

Dividends declared per share of common stock and paid in period	$0.04	$0.04	$0.12	$0.12

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2018

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539

Net income (loss)	-	-	-	-	14,080,022	-	-	14,080,022
Purchase of treasury stock	-	-	-	-	-	(13,404)	(272,100)	(272,100)
Issuance of treasury shares to ESOP	-	-	2,009	-	-	283	4,726	6,735
Restricted stock awards	-	-	501,626	-		-	-	501,626
Dividends ($.12 per share)	-	-	-	-	(2,023,500)	-	-	(2,023,500)
Distribution of restricted stock to officers and directors	852	14	(808,357)	-	-	48,325	809,162	819
Distribution of deferred directors' compensation	32,599	543	269,112	(811,219)	-	31,838	541,564	-
Increase in deferred directors' compensation charged to expense	-	-	-	233,573	-	-	-	233,573
Balances at June 30, 2018	16,896,455	$281,495	$2,690,834	$2,882,263	$125,386,738	(117,946)	$(2,006,616)	$129,234,714
(unaudited)

Nine Months Ended June 30, 2017

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2016	16,863,004	$280,938	$3,191,056	$3,403,213	$112,482,284	(262,708)	$(4,165,672)	$115,191,819

Net income (loss)	-	-	-	-	2,492,799	-	-	2,492,799
Purchase of treasury stock	-	-	-	-	-	(17,119)	(407,677)	(407,677)
Issuance of treasury shares to ESOP	-	-	(2)	-	-	(1)	(16)	(18)
Restricted stock awards	-	-	454,854	-	-	-	-	454,854
Dividends ($.12 per share)	-	-	-	-	(2,012,329)	-	-	(2,012,329)
Distribution of restricted stock to officers and directors	-	-	(968,617)	-	-	60,624	969,239	622
Distribution of deferred directors' compensation	-	-	(145,469)	(301,963)	-	27,216	447,431	(1)
Increase in deferred directors' compensation charged to expense	-	-	-	266,182	-	-	-	266,182
Balances at June 30, 2017	16,863,004	$280,938	$2,531,822	$3,367,432	$112,962,754	(191,988)	$(3,156,695)	$115,986,251
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2018	2017
Operating Activities	(unaudited)
Net income (loss)	$14,080,022	$2,492,799

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	14,136,411	13,654,268
Impairment	-	10,788
Provision for deferred income taxes	(12,947,000)	149,000
Gain from leasing fee mineral acreage	(1,079,803)	(3,999,632)
Proceeds from leasing fee mineral acreage	1,102,818	4,026,283
Net (gain) loss on sales of assets	660,597	87,161
Directors' deferred compensation expense	233,573	266,182
Fair value of derivative contracts	3,819,639	(1,879,668)
Restricted stock awards	501,626	454,854
Other	5,113	2,897
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	1,095,996	(564,767)
Other current assets	77,124	196,362
Accounts payable	(125,261)	(127,375)
Income taxes receivable	279,975	(488,112)
Other non-current assets	(52,644)	-
Accrued liabilities	(130,284)	40,197
Total adjustments	7,577,880	11,828,438
Net cash provided by operating activities	21,657,902	14,321,237

Investing Activities
Capital expenditures	(7,743,097)	(18,011,721)
Acquisition of minerals and overrides	(966,279)	-
Investments in partnerships	3,379	(18,531)
Proceeds from sales of assets	1,085,137	718,700
Net cash provided (used) by investing activities	(7,620,860)	(17,311,552)

Financing Activities
Borrowings under debt agreement	13,529,879	16,702,602
Payments of loan principal	(25,352,099)	(11,202,602)
Purchases of treasury stock	(272,100)	(407,677)
Payments of dividends	(2,023,500)	(2,012,329)
Net cash provided (used) by financing activities	(14,117,820)	3,079,994

Increase (decrease) in cash and cash equivalents	(80,778)	89,679
Cash and cash equivalents at beginning of period	557,791	471,213
Cash and cash equivalents at end of period	$477,013	$560,892

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$15,452	$60,276

Gross additions to properties and equipment	$8,150,830	$19,579,304

Net (increase) decrease in accounts payable for properties and equipment additions	558,546	(1,567,583)
Capital expenditures and acquisitions	$8,709,376	$18,011,721

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

Adoption of New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, which changed the definition of a business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. If it’s not met, the entity evaluates whether the set meets the definition of a business. The new definition requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company early adopted ASU 2017-01 during the quarter ended June 30, 2018.

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

(5)

Subsequent to the issuance of ASU 2014-09, the FASB issued various clarifications and interpretive guidance to assist entities with implementation efforts, including guidance pertaining to the presentation of revenues on a gross basis (revenues presented separately from associated expenses) versus a net basis.

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

The Company is nearing completion of its evaluation of the impact of the new standard and related interpretive guidance on its financial statements, accounting policies, internal controls, and disclosures. Based on assessments performed to date, the standard is not expected to have a material effect on the timing or measurement of the Company's revenue recognition or its financial position, results of operations, net income, or cash flows, but is expected to have an impact on the Company's revenue-related disclosures and internal controls over financial reporting.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2: Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. Based on these estimates, we recognized a provisional amount, which is included as a component of income tax expense (benefit) from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $12,777,000 income tax benefit.

The Company has a year end of September 30. Because this differs from a normal calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The impact of using a blended rate versus the old rate in the current quarter resulted in a reduced federal tax benefit of $103,035.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30, 2018, was an 1138% benefit as compared to a 10% provision for the nine months ended June 30, 2017. The effective tax rate for the quarter ended June 30, 2018, was a 21% benefit as compared to a 31% provision for the quarter ended June 30, 2017.

(6)

NOTE 3: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 4: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2022. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties (wellbore only) with a net book value of $138,566,462 at June 30, 2018. The interest rate is based on BOK prime plus from 0.375% to 1.250%, or 30 day LIBOR plus from 1.875% to 2.750%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At June 30, 2018, the effective interest rate was 4.20%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. On July 2, 2018, the borrowing base was redetermined by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined by the bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from earnings) of no more than 4.0 to 1.0. At June 30, 2018, the Company was in compliance with the covenants of the loan agreement and has $39,600,000 of availability under its outstanding credit facility.

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

NOTE 6: Restricted Stock Plan

In March 2010, shareholders approved the Panhandle Oil and Gas Inc. 2010 Restricted Stock Plan (2010 Stock Plan), which made available 200,000 shares of common stock to provide a long-term component to the Company’s total compensation package for its officers and to further align the interest of its officers with those of its shareholders. In March 2014, shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 200,000 shares to 500,000 shares and to allow the grant of shares of restricted stock to our directors. The 2010 Stock Plan, as amended, is designed to provide as much flexibility as possible for future grants of restricted stock so that the Company can respond as necessary to provide competitive compensation in order to attract, retain and motivate directors and officers of the Company and to align their interests with those of the Company’s shareholders.

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

(7)

Effective in May 2018, the board of directors approved an amendment to the Company’s existing stock repurchase program. As amended, the Repurchase Program will continue to allow management to repurchase up to $1.5 million of the Company’s common stock at their discretion. The repurchase of an additional $1.5 million of the Company’s common stock continues to be authorized and approved effective when the previous amount is utilized, and the Board added language to clarify that this is intended to be an evergreen provision. The number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2018 and 2017, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Performance based, restricted stock	$59,869	$51,302	$216,403	$181,820
Non-performance based, restricted stock	93,919	85,919	285,223	273,034
Total compensation expense	$153,788	$137,221	$501,626	$454,854

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of June 30, 2018
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$381,258	1.97
Non-performance based, restricted stock	368,585	1.56
Total	$749,843

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

During the second and third quarters of 2018, the Company sold 245 non-core marginal wells for $527,387 and recorded a loss on the sales of $388,361. The total net book value that was removed from the Balance Sheets due to these sales was approximately $0.9 million.

(8)

Acquisitions

During the third quarter of 2018, the Company acquired 54 net mineral acres (which include producing oil and gas properties) in the SCOOP play in Grady and Stephens Counties, Oklahoma, with undeveloped locations identified in both the Woodford and Springer Shales for $966,279. This purchase was accounted for as an asset acquisition with $168,006 of the total purchase price allocated to producing oil and natural gas properties and $798,273 allocated to non-producing oil and natural gas properties.

On July 16, 2018, the Company entered into a Purchase and Sale Agreement to acquire certain mineral acreage and producing oil and gas properties, primarily located in the Bakken Shale, from a private seller for total consideration of $9,000,000 cash (pending any closing adjustments). The transaction is expected to close by late August and will have an effective date of June 1, 2018.

Oil, NGL and Natural Gas Reserves

Management considers the estimation of the Company’s crude oil, NGL and natural gas reserves to be the most significant of its judgments and estimates. Changes in crude oil, NGL and natural gas reserve estimates affect the Company’s calculation of DD&A, provision for retirement of assets and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil, NGL and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geologic and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing appropriate prices for the current period. The estimated oil, NGL and natural gas reserves were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month oil, NGL and natural gas price for each month within the 12-month period prior to the balance sheet date, held flat over the life of the properties. However, projected future crude oil, NGL and natural gas pricing assumptions are used by management to prepare estimates of crude oil, NGL and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions. Crude oil, NGL and natural gas prices are volatile and affected by worldwide production and consumption and are outside the control of management.

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For both the three months ended June 30, 2018 and 2017, the assessment resulted in no impairment provisions on producing properties. For the nine months ended June 30, 2018 and 2017, the assessment resulted in impairment provisions on producing properties of $0 and $10,788, respectively. A significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

(9)

NOTE 8: Derivatives

The Company has entered into commodity price derivative agreements including fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. All of the Company’s derivative contracts are currently with Bank of Oklahoma and are secured under its credit facility with Bank of Oklahoma. The derivative instruments have settled or will settle based on the prices below.

Derivative contracts in place as of June 30, 2018

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.35 ceiling
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.30 ceiling
April - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.15 ceiling
Natural gas fixed price swaps
January - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$3.080
April - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.910
July - December 2018	100,000 Mmbtu	NYMEX Henry Hub	$2.835
July - December 2018	100,000 Mmbtu	NYMEX Henry Hub	$2.925
July - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$2.988
July 2018 - March 2019	50,000 Mmbtu	NYMEX Henry Hub	$3.065
Oil costless collars
January - December 2018	2,000 Bbls	NYMEX WTI	$47.50 floor / $52.50 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$48.00 floor / $53.25 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$50.00 floor / $55.75 ceiling
July - December 2018	3,000 Bbls	NYMEX WTI	$50.00 floor / $58.00 ceiling
January - June 2019	2,000 Bbls	NYMEX WTI	$55.00 floor / $63.45 ceiling
January - December 2019	1,000 Bbls	NYMEX WTI	$50.00 floor / $60.00 ceiling
January - December 2019	2,000 Bbls	NYMEX WTI	$60.00 floor / $69.25 ceiling
Oil fixed price swaps
January - December 2018	3,000 Bbls	NYMEX WTI	$50.72
January - December 2018	2,000 Bbls	NYMEX WTI	$52.02
April - December 2018	4,000 Bbls	NYMEX WTI	$54.14
July - December 2018	2,000 Bbls	NYMEX WTI	$58.20
January - June 2019	2,000 Bbls	NYMEX WTI	$59.69
January - June 2019	2,000 Bbls	NYMEX WTI	$57.15
January - June 2019	3,000 Bbls	NYMEX WTI	$58.02
January - December 2019	1,000 Bbls	NYMEX WTI	$56.15
January - December 2019	2,000 Bbls	NYMEX WTI	$56.71
January - December 2019	1,000 Bbls	NYMEX WTI	$58.56
July - December 2019	2,000 Bbls	NYMEX WTI	$56.85

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $3,303,480 as of June 30, 2018, and a net asset of $516,159 as of September 30, 2017. Net cash paid related to derivative contracts settled during the nine-month period ended June 30, 2018, was $147,230 compared to net cash paid of $221,321 in the same period in the prior year.

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently.

(10)

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at June 30, 2018, and September 30, 2017. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at June 30, 2018, and September 30, 2017.

	June 30, 2018				September 30, 2017
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$84,260	$3,098,771	$7,943	$296,912	$735,702	$190,778	$9,439	$38,204
Offsetting adjustments	(84,260)	(84,260)	(7,943)	(7,943)	(190,778)	(190,778)	(9,439)	(9,439)
Net presentation on Condensed Balance Sheets	$-	$3,014,511	$-	$288,969	$544,924	$-	$-	$28,765

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018.

	Fair Value Measurement at June 30, 2018
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(2,190,162)	$-	$(2,190,162)
Derivative Contracts - Collars	$-	$-	$(1,113,318)	$(1,113,318)

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

(11)

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

The following table represents quantitative disclosures about unobservable inputs for Level 3 Fair Value Measurements.

Instrument Type	Unobservable Input	Range	Weighted Average	Fair Value June 30, 2018

Oil Collars	Oil price volatility curve	0% - 31.24%	17.16%	$(1,119,628)
Natural Gas Collars	Gas price volatility curve	0% - 16.25%	9.08%	$6,310

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below. All gains and losses are presented on the Gains (losses) on derivative contracts line item on our Condensed Statements of Operations.

Derivatives
Balance of Level 3 as of October 1, 2017	$151,553
Total gains or (losses)
Included in earnings	(1,255,605)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	(9,266)
Transfers in and out of Level 3	-
Balance of Level 3 as of June 30, 2018	$(1,113,318)

 At June 30, 2018, and September 30, 2017, the fair value of financial instruments approximated their carrying amounts. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Overview:

The Company recorded a third quarter 2018 net loss of $775,093, or $0.05 per share, as compared to net income of $1,260,758, or $0.07 per share, in the 2017 quarter. The change in net income (loss) was principally the result of losses on derivative

(12)

contracts and decreased lease bonuses; partially offset by increased oil, NGL and natural gas sales and changes in tax provision (benefit). These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $1,204,782 or 12% for the 2018 quarter. Oil, NGL and natural gas sales were up due to increases in oil and NGL prices of 49% and 15%, respectively, and increased oil and NGL sales volumes of 6% and 71%, respectively, partially offset by decreased natural gas prices and sales volumes of 17% and 8%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2018 and 2017:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2018	80,298	$66.15	67,142	$19.20	2,082,700	$2.21	2,967,340	$3.78
6/30/2017	75,467	$44.38	39,337	$16.63	2,265,091	$2.65	2,953,915	$3.38

The oil production increase is a result of the ten-well drilling program in the Eagle Ford Shale and the six-well program in the Anadarko Basin Woodford Shale. New production from successful drilling in the STACK play in western Oklahoma and new royalty production in Eddy County, New Mexico, add to the increase. The growth is partially offset by natural declining production from the Bakken in North Dakota and, to a lesser extent, in the Anadarko Basin Granite Wash in western Oklahoma and Northern Oklahoma Mississippian. The NGL production increase is attributed to the liquid-rich production from the six-well drilling program in the Anadarko Basin Woodford Shale. Decreased gas production was due to naturally declining production in the southeastern Oklahoma Woodford Shale and the Fayetteville Shale in Arkansas and, to a lesser extent, the result of marginal property divestitures. These decreases were partially offset by the six-well drilling program in the Anadarko Basin Woodford Shale and new drilling in the STACK play in western Oklahoma.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
6/30/2018	80,298	67,142	2,082,700	2,967,340
3/31/2018	82,312	56,747	2,107,920	2,942,274
12/31/2017	90,837	72,401	2,442,384	3,421,812
9/30/2017	93,027	65,034	2,330,838	3,279,204
6/30/2017	75,467	39,337	2,265,091	2,953,915

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $335,293 in the 2018 quarter. The decrease was mainly due to the Company completing smaller mineral lease packages during the 2018 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $3,303,480 as of June 30, 2018, and a net asset of $1,451,397 as of June 30, 2017. We had a net loss on derivative contracts of $2,129,041 in the 2018 quarter as compared to a net gain of $1,619,697 in the 2017 quarter. The change is principally due to the oil collars and fixed price swaps being less favorable in the 2018 quarter, as NYMEX oil futures experienced a large increase in price in relation to the collars and the fixed prices of the swaps. During the 2017 quarter, the oil and natural gas collars and fixed price swaps experienced a very favorable change as the NYMEX futures prices (at that time) for both commodities decreased significantly from where they were at the end of the second quarter in 2017. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Lease Operating Expenses (LOE):

LOE decreased $157,907 or 5% in the 2018 quarter. LOE per Mcfe decreased in the 2018 quarter to $1.09 compared to $1.15 in the 2017 quarter. LOE related to field operating costs decreased $150,418 or 9% in the 2018 quarter compared to the 2017 quarter. Field operating costs were $.53 per Mcfe in the 2018 quarter as compared to $.58 per Mcfe in the 2017 quarter. The decrease in rate in the 2018 quarter is principally the result of significant new low-cost production coming on line late in fiscal 2017 and the first quarter of 2018 and the Company selling some marginal properties which had higher operating costs.

(13)

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $7,489 in the 2018 quarter compared to the 2017 quarter. On a per Mcfe basis, these handling fees were $0.56 in the 2018 quarter as compared to $0.57 in the 2017 quarter. The decrease in rate was due to new natural gas production coming on (since the 2017 quarter) with lower handling charges and increased oil production. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Loss (Gain) on Asset Sales and Other:

Loss on asset sales increased $195,076 in the 2018 quarter. This increase is primarily related to the sale of marginal properties in the 2018 quarter. There were no asset sales in the 2017 quarter.

Interest Expense:

Interest expense increased $114,735 or 37% in the 2018 quarter. The increase was the result of a higher interest rate of 4.08% during the 2018 quarter as compared to 3.15% in the 2017 quarter.

General and Administrative Costs (G&A):

G&A decreased $202,753 or 11% in the 2018 quarter. The decrease was the result of lower legal expenses and audit and tax fees. The decrease in legal fees was mainly due to less legal time spent on SEC filings (e.g. the S-3) and other matters during the 2018 quarter. The decrease in audit and tax fees was mainly due to timing of work performed.

Income Taxes:

Income taxes changed $776,000, from a $567,000 provision in the 2017 quarter to a $209,000 benefit in the 2018 quarter. This was mainly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduces the US federal corporate tax rate from 35% to 21%. An estimate of the tax effects of this law change on our existing deferred tax liabilities of $48,000 was made in the 2018 quarter and is directly affecting the effective tax rate noted for this period. Additionally, due to the Company having a September 30 year end versus a calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The effective tax rate changed from a 31% provision in the 2017 quarter to a 21% benefit in the 2018 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

NINE MONTHS ENDED JUNE 30, 2018– COMPARED TO NINE MONTHS ENDED JUNE 30, 2017

Overview:

The Company recorded nine month net income of $14,080,022, or $0.83 per share, in the 2018 period, as compared to net income of $2,492,799, or $0.15 per share, in the 2017 period. The change in net income (loss) was principally the result of increased tax benefits (due to new federal tax law), increases in oil, NGL and natural gas sales; partially offset by decreased lease bonuses and rentals, losses on derivative contracts and increased LOE, production taxes, DD&A and interest expense. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales increased $8,568,117 or 31% for the 2018 period. Oil, NGL and natural gas sales were higher due to increases in oil and NGL prices of 32% and 27%, respectively, and increases in oil, NGL and natural gas sales volumes of 16%, 80% and 13%, respectively, partially offset by a decrease in natural gas sales prices of 8%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the nine-month periods of fiscal 2018 and 2017:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2018	253,447	$60.77	196,290	$23.02	6,633,005	$2.48	9,331,427	$3.90
6/30/2017	217,650	$46.06	108,824	$18.08	5,863,692	$2.69	7,822,536	$3.55

(14)

Oil production increased as a result of the ten-well drilling program in the Eagle Ford Shale and the six-well program in the Anadarko Basin Woodford Shale. New production from successful drilling in the STACK play in western Oklahoma and new royalty production in Eddy County, New Mexico, added to the increase. The gain is partially offset by natural declining production from the Bakken in North Dakota and Northern Oklahoma Mississippian. The NGL production increase is attributed to the liquid-rich production from the six-well drilling program in the Anadarko Basin Woodford Shale. Increased gas production is realized from the eight-well drilling program in the southeastern Oklahoma Woodford Shale, the six-well drilling program in the Anadarko Basin Woodford Shale, and new completions in the STACK play in western Oklahoma. The gas production increase was partially offset by naturally declining production in the Fayetteville Shale in Arkansas and marginal property divestitures.

Lease Bonuses and Rentals:

Lease bonuses and rentals decreased $2,911,297 in the 2018 period. The decrease was mainly due to the Company completing significant mineral lease packages covering several counties in New Mexico and Oklahoma in the 2017 period. There were no significant lease packages in the 2018 period.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net liability of $3,303,480 as of June 30, 2018, and a net asset of $1,451,397 as of June 30, 2017. We had a net loss on derivative contracts of $3,966,869 in the 2018 period as compared to a net gain of $1,658,347 recorded in the 2017 period. The change is principally due to the oil collars and fixed price swaps being less favorable in the 2018 period, as NYMEX oil futures increased further above the ceiling of the collars and the fixed prices of the swaps. The natural gas collars and fixed price swaps in place during the 2018 period were very beneficial and the largest part of the gain from these contracts (covering January through March 2018 production) cash settled during the period. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Lease Operating Expenses (LOE):

LOE increased $531,459 or 6% in the 2018 period. LOE per Mcfe decreased in the 2018 period to $1.08 compared to $1.22 in the 2017 period. LOE related to field operating costs decreased $103,689 or 2% in the 2018 period compared to the 2017 period. Field operating costs were $.54 per Mcfe in the 2018 period as compared to $.66 per Mcfe in the 2017 period. The decrease in rate in the 2018 period is principally the result of significant new low-cost production coming on line late in fiscal 2017 and the first quarter of 2018 and the Company selling some marginal properties which had higher operating costs.

The decrease in LOE related to field operating costs was more than offset by an increase in handling fees (primarily gathering, transportation and marketing costs) of $635,148 in the 2018 period compared to the 2017 period. On a per Mcfe basis, these fees decreased $.02 due to new natural gas production coming on since the 2017 period with lower handling charges and increased oil production. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes

Production taxes increased $342,185 or 30% in the 2018 period. The increase is primarily the result of increased oil, NGL and natural gas sales of $8,568,117 during the 2018 period. Production taxes as a percentage of oil, NGL and natural gas sales were 4.0% for the 2018 period and 4.1% for the 2017 period.

Depreciation, Depletion and Amortization (DD&A):

DD&A increased $482,143 or 4% in the 2018 period. DD&A in the 2018 period was $1.51 per Mcfe as compared to $1.75 per Mcfe in the 2017 period. DD&A increased $2,633,775 as a result of production increasing 19% in the 2018 period compared to the 2017 period. An offsetting decrease of $2,151,632 was the result of a $.24 decrease in the DD&A rate per Mcfe. The rate decrease is mainly due to higher oil prices utilized in the reserve calculations during the 2018 period, as compared to 2017 period, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a number of wells. The Company had new high-volume wells with low finding costs begin producing in the latter half of 2017 and the first quarter of 2018, which also contributed to the rate decrease.

(15)

Interest Expense:

Interest expense increased $403,498 or 46% in the 2018 period. The increase was the result of higher average outstanding balances and a higher interest rate of 3.79% during the 2018 period as compared to 2.92% in the 2017 period.

Income Taxes:

Income taxes changed $13,206,000, from a $263,000 provision in the 2017 period to a $12,943,000 benefit in the 2018 period. This was mostly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduces the US federal corporate tax rate from 35% to 21%. An estimate of the tax effects of this law change on our existing deferred tax liabilities of $12,777,000 was made in the 2018 period and is directly affecting the effective tax rate noted for this period. Additionally, due to the Company having a September 30 year end versus a calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The effective tax rate changed from a 10% provision in the 2017 period to an 1138% benefit in the 2018 period.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $1,620,248 at June 30, 2018, compared to positive working capital of $6,451,356 at September 30, 2017. The change in working capital was mainly due to the net change in receivables (payables) for derivative contracts and decreased payables for drilling activity as of June 30, 2018.

Liquidity:

Cash and cash equivalents were $477,013 as of June 30, 2018, compared to $557,791 at September 30, 2017, a decrease of $80,778. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:

	2018	2017	Change

Operating activities	$21,657,902	$14,321,237	$7,336,665
Investing activities	(7,620,860)	(17,311,552)	9,690,692
Financing activities	(14,117,820)	3,079,994	(17,197,814)
Increase (decrease) in cash and cash equivalents	$(80,778)	$89,679	$(170,457)

Operating activities:

Net cash provided by operating activities increased $7,336,665 during the 2018 period, as compared to the 2017 period, primarily the result of the following:

•	Decreased receipts from leasing of fee mineral acreage of $2,923,465.
•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $12,756,360.
•	Decreased income tax payments of $881,052.
•	Decreased net payments on derivative contracts of $74,091.
•	Increased interest payments of $453,514.
•	Increased payments for G&A and other expense of $319,705.
•	Increased payments for field operating expenses of $2,678,153.

(16)

Investing activities:

Net cash used by investing activities decreased $9,690,692 during the 2018 period, as compared to the 2017 period, primarily due to lower payments of $10,268,624 for drilling and completion activity, higher acquisition costs of $966,279 and higher proceeds from the sale of assets during 2018 of $366,437.

Financing activities:

Net cash used by financing activities increased $17,197,814 during the 2018 period, as compared to the 2017 period, primarily the result of higher net payments on long-term debt of $17,322,220.

Capital Resources:

Capital expenditures to drill and complete wells decreased $10,268,624 (57%) from the 2017 to the 2018 period. The Company completed the last of its significant drilling projects that were started in 2017 during the first quarter of 2018. The final four wells of the ten-well Eagle Ford Shale drilling program (from 2017) were completed and started producing in 2018. New drilling in the Eagle Ford began in June 2018 as the operator has committed to a seven-well program that could be extended to a total of fourteen depending on market conditions. Even with the current uncertainty around drilling expectations for the remainder of the year, management believes that 2018 capital expenditures will be lower than 2017 capital expenditures.

On July 16, 2018, the Company entered into a Purchase and Sale Agreement to acquire certain mineral acreage and producing oil and gas properties, primarily located in the Bakken Shale, from a private seller for total consideration of $9,000,000 cash (pending any closing adjustments). The transaction is expected to close by late August and will have an effective date of June 1, 2018. The acquisition will be funded utilizing the Company’s bank credit facility.

Since the Company is not the operator of any of its oil and natural gas properties, it is difficult for us to predict the level of future participation in and precise timing of the drilling and completion of new wells. Thus capital expenditures for drilling and completion projects are difficult to forecast.

The Company received lease bonus payments during 2018 totaling $1,102,818. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of proactively leasing certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE 8– “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine months ended
June 30, 2018
Cash provided by operating activities	$21,657,902
Cash provided (used) by:

Capital expenditures - acquisitions	(966,279)
Capital expenditures - drilling and completion of wells	(7,743,097)
Quarterly dividends of $.12 per share	(2,023,500)
Treasury stock purchases	(272,100)
Net borrowings (payments) on credit facility	(11,822,220)
Proceeds from sale of assets	1,085,137
Other investing and financing activities	3,379
Net cash used	(21,738,680)

Net increase (decrease) in cash	$(80,778)

(17)

Outstanding borrowings on the credit facility at June 30, 2018, were $40,400,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, acquisitions, treasury stock purchases, if any, and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. Any excess cash is intended to be used to reduce existing bank debt. The Company had availability ($39,600,000 at June 30, 2018) under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by bank agreement, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the credit facility was redetermined in July 2018 and left unchanged at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to execute its normal operating strategies. The next redetermination is scheduled for December 2018.

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

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts are currently with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $181,000. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $95,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $249,000. For the Company’s natural gas collars, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $29,700.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.375% to 1.250%, or 30 day LIBOR plus from 1.875% to 2.750%. At June 30, 2018, the Company had $40,400,000 outstanding under this facility and the effective interest rate was 4.20%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

(18)

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

During the three months ended June 30, 2018, the Company did not repurchase shares of the Company’s common stock.

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in May 2018, the board of directors approved to continue to allow management to repurchase up to $1.5 million of the Company’s common stock at their discretion. The repurchase of an additional $1.5 million of the Company’s common stock continues to be authorized and approved effective when the previous amount is utilized, and the Board added language to clarify that this is intended to be an evergreen provision. The number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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
Exhibit 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
(b)	Form 8-K	Dated (5/29/18), item 8.01 – Other Events
	Form 8-K	Dated (7/2/18), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
	Form 8-K	Dated (7/2/18), item 1.01 – Enter Into a Material Definitive Agreement
	Form 8-K	Dated (7/19/18), item 8.01 – Other Events
	Form 8-K	Dated (7/23/18), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

(19)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

August 6, 2018	/s/ Paul F. Blanchard Jr.
Date	Paul F. Blanchard Jr., President and
Chief Executive Officer

August 6, 2018	/s/ Robb P. Winfield
Date	Robb P. Winfield, Vice President,
Chief Financial Officer and Controller

(20)