Form 10-K
period 2018-09-30
PANHANDLE OIL & GAS INC
filed 2018-12-11
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X  Yes           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files.      X   Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         Yes          No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).           Yes      X   No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the $19.30 per share closing price of registrant's Class A Common Stock, as reported by the New York Stock Exchange at March 31, 2018, was $303,874,080. As of December 1, 2018, 16,751,414 shares of Class A Common Stock were outstanding. As of December 1, 2018, there were no shares of Class B Common Stock outstanding.

Documents Incorporated By Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s Definitive Proxy Statement relating to the annual meeting of stockholders to be held on March 5, 2019. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

T A B L E   O F   C O N T E N T S

DEFINITIONS

The following defined terms are used in this report:

Bbl – barrel.

Bcf – billion cubic feet.

Bcfe – natural gas stated on a Bcf basis and crude oil and natural gas liquids converted to a billion cubic feet of natural gas equivalent by using the ratio of one million Bbl of crude oil or natural gas liquids to six Bcf of natural gas.

Board – board of directors.

BTU – British Thermal Units.

CEO – Chief Executive Officer.

CFO – Chief Financial Officer.

CFTC – the United States Commodity Futures Trading Commission.

Company – Panhandle Oil and Gas Inc.

Common Stock – the Company’s Class A Common Stock.

completion – the post-drilling processes of preparing a well for the production of crude oil and/or natural gas.

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

gross acres or gross wells – the total acres or wells in which an interest is owned.

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

net acres or net wells – the sum of the fractional interests owned in gross acres or gross wells.

NGL – natural gas liquids.

NYMEX – the New York Mercantile Exchange.

NYSE – the New York Stock Exchange.

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

The Company’s office is located at Grand Centre, Suite 300, 5400 N. Grand Blvd., Oklahoma City, OK 73112; telephone – (405) 948-1560; facsimile – (405) 948-2038. The Company’s website is www.panhandleoilandgas.com. The Company’s Class A Common Stock trades on the NYSE under the symbol PHX.

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

Materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that have been filed electronically with the SEC, including this Form 10-K.

(1)

BUSINESS STRATEGY

Most of Panhandle’s revenues are derived from the production and sale of oil, NGL and natural gas (see Item 8 - “Financial Statements and Supplementary Data”). The Company’s oil and natural gas properties, including its mineral acreage, leasehold acreage and working and royalty interests in producing wells are located primarily in Arkansas, New Mexico, North Dakota, Oklahoma and Texas (see Item 2 – “Properties”). Exploration and development of the Company’s oil and natural gas properties are conducted in association with oil and natural gas exploration and production companies, primarily larger independent operating companies. The Company does not operate any of its oil and natural gas properties, but has been an active working interest participant for many years in wells drilled on the Company’s mineral and leasehold acres. The majority of the Company’s drilling participations are on properties located in unconventional plays in Arkansas, Oklahoma and Texas.

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

Prices of oil, NGL and natural gas are dependent on numerous factors beyond the Company’s control, including supply and demand, competition, weather, international events and circumstances, actions taken by OPEC, and economic, political and regulatory developments. Since demand for natural gas is subject to weather conditions, prices received for the Company’s natural gas production are subject to seasonal variations.

The Company enters into price risk management financial instruments (derivatives) to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas and protect the return on investments. The derivative contracts apply only to a portion of the Company’s oil and natural gas production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and may limit the benefit of future increases in oil and natural gas prices. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the derivative contracts.

COMPETITIVE BUSINESS CONDITIONS

The oil and natural gas industry is highly competitive, particularly in the search for new oil, NGL and natural gas reserves. Many factors beyond its control affect Panhandle’s competitive position and the market for its products. Some of these factors include: the quantity

(2)

and price of foreign oil imports; domestic supply and deliverability of oil, NGL and natural gas; changes in prices received for oil, NGL and natural gas production; business and consumer demand for refined oil products, NGL and natural gas; and the effects of federal, state and local regulation of the exploration for, production of and sales of oil, NGL and natural gas (see Item 1A – “Risk Factors”). Changes in any of these factors can have a dramatic influence on the price Panhandle receives for its oil, NGL and natural gas production.

The Company does not operate any of the wells in which it has an interest; rather it relies on companies with greater resources, staff, equipment, research and experience for operation of wells in both the drilling and production phases. The Company’s business strategy is to use its strong financial base and its mineral and leasehold acreage ownership, coupled with its own geologic and economic evaluations, either to elect to participate in drilling operations with these companies or to lease or farmout its mineral or leasehold acreage while retaining a royalty interest. This strategy allows the Company to compete effectively in expensive and complex drilling operations it could not undertake on its own, with limited capital and staffing.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The existence of economically recoverable oil, NGL and natural gas reserves in commercial quantities is crucial to the ultimate realization of value from the Company’s mineral and leasehold acreage. These mineral and leasehold properties are essentially the raw materials of our business. The production and sale of oil, NGL and natural gas from the Company’s properties are essential to provide the cash flow necessary to sustain the ongoing viability of the Company. When it is evaluated and determined to be beneficial to share value, the Company purchases oil and natural gas mineral and leasehold acreage to assure the continued availability of acreage with which to participate in exploration and development drilling operations and, subsequently, to produce and sell oil, NGL and natural gas. This participation in exploration, development and production activities and purchase of additional acreage is necessary to continue to supply the Company with the raw materials with which to generate additional cash flow. Mineral and leasehold acreage purchases are made from many owners. The Company does not rely on any particular companies or persons for the purchases of additional mineral and leasehold acreage.

MAJOR CUSTOMERS

The Company’s oil, NGL and natural gas production is sold, in most cases, through its well operators to numerous different purchasers. During 2018, sales through three separate well operators accounted for approximately 24%, 16% and 11% of the Company’s total oil, NGL and natural gas sales. During 2017, sales through two separate well operators accounted for approximately 18% and 13% of the Company’s total oil, NGL and natural gas sales. During 2016, sales through two separate well operators accounted for approximately 23% and 12% of the Company’s total oil, NGL and natural gas sales. Generally, if one purchaser declines to continue purchasing the Company’s production, several other purchasers can be located. Pricing is generally consistent from one purchaser to another.

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

States require permits for drilling operations, drilling bonds and reports concerning operations and impose other regulations relating to the exploration for and production of oil, NGL and natural gas. The states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties and the regulation of spacing, plugging and abandonment of wells. These regulations vary from state to state. As previously discussed, the Company must rely on its well operators to comply with governmental regulations.

ENVIRONMENTAL MATTERS

As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local laws and regulations regarding environmental and ecological matters. Compliance with these laws and regulations may necessitate significant capital outlays. The Company does not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances made regarding future events, changes in laws, or the interpretation of laws governing our industry. For example, current discussions regarding future governance of hydraulic fracturing could have a material impact on the Company. Several states and local municipalities have adopted or are considering adopting regulations that could impose more stringent requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. The Oklahoma Corporation Commission has ordered the shut-in of some saltwater disposal wells and reductions of injected volumes in others in northern and central Oklahoma where these wells are proximal to seismic activity. The Company is currently experiencing insignificant impact and anticipates insignificant future impact from these shut-ins and injection volume reductions due to our minimal working interest ownership in this area. Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by the well operators, with Panhandle being responsible for its proportionate share of the costs involved. As such, the Company has no knowledge of any instances of non-compliance with existing laws and regulations. Absent an extraordinary event, any noncompliance is not likely to have a material adverse effect on the financial condition of the Company. The Company maintains insurance

(4)

coverage at levels which are customary in the industry, but is not fully insured against all environmental risks.

EMPLOYEES

At September 30, 2018, Panhandle employed 20 people with four of the employees serving as executive officers. The President and CEO is also a director of the Company.

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

The supply of and demand for oil, NGL and natural gas impact the prices we realize on the sale of these commodities and, in turn, materially affect the Company’s financial results. Oil, NGL and natural gas prices have historically been, and will likely continue to be, volatile. The prices for oil, NGL and natural gas are subject to wide fluctuation in response to a number of factors beyond our control, including:

•	domestic and worldwide economic conditions
•	economic, political, regulatory and tax developments
•	market uncertainty
•	changes in the supply of and demand for oil, NGL and natural gas

(5)

•	availability and capacity of necessary transportation and processing facilities
•	commodity futures trading
•	regional price differentials
•	differing quality of oil produced (i.e., sweet crude versus heavy or sour crude)
•	differing quality and NGL content of natural gas produced
•	weather conditions
•	conservation and environmental protection efforts
•	the level of imports and exports of oil, NGL and natural gas
•	political instability or armed conflicts in major oil and natural gas producing regions
•	actions taken by OPEC or other major oil, NGL and natural gas producing or consuming countries
•	competition from alternative sources of energy
•	technological advancements affecting energy consumption and energy supply

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

Lower oil, NGL and natural gas prices may also trigger significant impairment write-downs on a portion of the Company’s properties which negatively affect the Company’s results of operations. In addition, product prices affect the credit available under its credit facility.

Low oil, NGL and natural gas prices for a prolonged period of time would have a material adverse effect on the Company.

The volatility of the energy markets makes it extremely difficult to predict future oil, NGL and natural gas price movements with any certainty. Oil, NGL and natural gas prices continued to fluctuate in fiscal year 2018 and have fluctuated significantly over the last two months. The Company’s financial position, results of operations, access to capital and the quantities of oil, NGL and natural gas that may be economically produced would be negatively impacted if oil, NGL and natural gas prices were low for an extended period of time. The ways in which low prices could have a material negative effect include:

(6)

•	significantly decrease the number of wells operators drill on the Company’s acreage, thereby reducing our production and cash flows
•	cash flow would be reduced, decreasing funds available for capital expenditures employed to replace reserves and maintain or increase production
•	future undiscounted and discounted net cash flows from producing properties would decrease, possibly resulting in recognition of impairment expense
•	certain reserves may no longer be economic to produce, leading to lower proved reserves, production and cash flow
•	access to sources of capital, such as equity and debt markets, could be severely limited or unavailable
•	the Company may incur a reduction in the borrowing base on its credit facility

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

(7)

The Company’s derivative activities may reduce the cash flow received for oil and natural gas sales.

In order to manage exposure to price volatility on our oil and natural gas production, we currently, and may in the future, enter into oil and natural gas derivative contracts for a portion of our expected production. Oil and natural gas price derivatives may limit the cash flow we actually realize and therefore reduce the Company’s ability to fund future projects. None of our oil and natural gas price derivative contracts are designated as hedges for accounting purposes; therefore, all changes in fair value of derivative contracts are reflected in earnings. Accordingly, these fair values may vary significantly from period to period, materially affecting reported earnings. In addition, this type of derivative contract can limit the benefit we would receive from increases in the prices for oil and natural gas. The fair value of our oil and natural gas derivative instruments outstanding as of September 30, 2018, was a net liability of $3,414,016.

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

The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market including swap clearing and trade execution requirements. New or modified rules, regulations or requirements may increase the cost and availability to the counterparties of our hedging and swap positions which they can make available to us, as applicable, and may further require the counterparties to our derivative instruments to spin off some of their derivative activities to separate entities which may not be as creditworthy as the current counterparties. Any changes in the regulations of swaps may result in certain market participants deciding to curtail or cease their derivative activities.

While many rules and regulations have been promulgated and are already in effect, other rules and regulations remain to be finalized or effectuated and, therefore, the impact of those rules and regulations on us is uncertain at this time. The Dodd-Frank Act, and the rules promulgated thereunder, could (i) significantly increase the cost, or decrease the liquidity, of energy-related derivatives that we use to hedge against commodity price fluctuations (including requirements to post collateral), (ii) materially alter the terms of derivative contracts, (iii) reduce the availability of derivatives to protect against risks we encounter, and (iv) increase our exposure to less creditworthy counterparties.

(8)

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

All long-lived assets, principally the Company’s oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset on our books may be greater than its future net cash flows. The need to test a property for impairment may result from declines in oil, NGL and natural gas sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Also, once assets are classified as held for sale, they are reviewed for impairment. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded. If an impairment charge is recognized, cash flow from operating activities is not impacted, but net income and, consequently, stockholders’ equity are reduced. In periods when impairment charges are incurred, it could have a material adverse effect on our results of operations. See Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplemental Data” for further discussion on impairment under the heading “Depreciation, Depletion, Amortization and Impairment.”

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

(9)

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

Our standardized measure of oil and natural gas reserves is calculated using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30. These prices and the operating costs in effect as of the date of estimation are held flat over the life of the properties. Production and income tax expenses are deducted from this calculation of future estimated development, with the result discounted at 10% per annum to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.

The reserve estimates made for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy records. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures. Further, our lack of knowledge of all individual well information known to the well operators such as incomplete well stimulation efforts, restricted production rates for various reasons and up-to-date well production data, etc. may cause differences in our reserve estimates.

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

Since forward-looking prices and costs are not used to estimate discounted future net cash flows from our estimated proved reserves, the standardized measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil, NGL and natural gas reserves.

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

(10)

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

Cost factors can adversely affect the economics of any project, and the eventual cost of drilling, completing and operating a well is controlled by well operators and existing market conditions. Further, drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

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

(11)

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

The Company maintains insurance against many potential losses or liabilities arising from well operations in accordance with customary industry practices and in amounts believed by management to be prudent. However, this insurance does not protect the Company against all risks. For example, the Company does not maintain insurance for business interruption, acts of war or terrorism. Additionally, pollution and environmental risks generally are not fully insurable. These risks could give rise to significant uninsured costs that might have a material adverse effect on the Company’s business condition and financial results.

(12)

We may incur losses as a result of title defects in the properties we own.

Consistent with industry practice, we do not have current abstracts or title opinions on all of our mineral acreage and, therefore, cannot be certain that we have unencumbered title to all of these properties. Our failure to cure any title defects that may exist may adversely impact our ability in the future to increase production and reserves. There is no assurance that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we may suffer a financial loss.

Debt level and interest rates may adversely affect our business.

The Company has a credit facility with a group of banks headed by Bank of Oklahoma (BOK), which consists of a revolving loan of $200,000,000. As of September 30, 2018, the Company had a balance of $51,000,000 drawn on the facility. The facility has a current borrowing base of $80,000,000, which is secured by certain of the Company’s properties and contains certain restrictive covenants.

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

The borrowing base of our corporate revolving bank credit facility is subject to periodic redetermination and is based in part on oil, NGL and natural gas prices. A lowering of our borrowing base because of lower oil, NGL or natural gas prices, or for other reasons, could require us to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations depends on our future performance. General business, economic, financial and product pricing conditions, along with other factors, affect our future performance, and many of these factors are beyond our control. In addition, our failure to comply with the restrictive covenants relating to

(13)

our credit facility could result in a default, which might adversely affect our business, financial condition, results of operations and cash flows.

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

We cannot predict the effect, if any, that market sales of these securities or the availability of the securities will have on the market price of our common stock prevailing from time to time. Substantial sales of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities. In addition, any such decline may make it more difficult for shareholders to sell shares of our common stock at prices they deem acceptable.

We are currently authorized to issue an aggregate of 24,000,000 shares of common stock of which 16,751,414 shares were issued and outstanding on December 1, 2018. Future issuances of our common stock, or other securities convertible into our common stock, may result in significant dilution to our existing shareholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing shareholders.

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

Federal Income Taxation

We are subject to U.S. federal income tax, as well as income or capital-based taxes in various states, and our operating cash flow is sensitive to the amount of income taxes we must pay. Income taxes are assessed on our revenue after consideration of all allowable deductions and credits. Changes in the types of earnings that are subject to income tax, the types of costs that are considered allowable deductions or the rates assessed on our taxable earnings would all impact our income taxes and resulting operating cash flow.

Congress passed legislation in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Legislation”), that significantly affects U.S. tax law. The Tax Reform Legislation contains a number of changes to the manner in which the

(14)

U.S. imposes income tax on multinational corporations. Although some changes should be positive, such as a permanent reduction to the corporate income tax rate, the repeal of the corporate alternative minimum tax, a temporary increase in the amount of bonus depreciation available for qualified property placed into service between September 27, 2017, and December 31, 2022, and other changes may negatively affect the Company. These provisions include, for example, significant additional limitations on the deductibility of interest expense and net operating losses and the repeal of the domestic production activity deduction. In addition, compliance with the Tax Reform Legislation and ensuing regulations will require complex computations and accumulation of information not previously required or regularly produced.

Further revisions to U.S. tax law, such as a reversal of the corporate income tax rate reduction, the repeal of the percentage depletion allowance, the repeal of expensing for intangible drilling costs or the repeal of enhanced bonus depreciation, could have a materially adverse effect on our business. Moreover, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we apply U.S. tax law, with a corresponding impact on the results of our operations for the periods affected.

Oklahoma Taxation

Oklahoma imposes a gross production tax, or severance tax, on the value of oil, NGL and natural gas produced within the state. Under recent changes to Oklahoma law, the gross production tax rate on the first three years of a horizontal well’s production has been increased from 2.2% to 5.2%, effective July 1, 2018. This increase in tax will likely decrease the profitability of newer horizontal wells producing oil, NGL and natural gas in Oklahoma, including wells in which the Company owns an interest.

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

(15)

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

Efforts to regulate hydraulic fracturing and fluid disposal continue at the local, state and federal level. New regulations are being considered, including limiting water withdrawals and usage, limiting water disposition, restricting which additives may be used, implementing statewide hydraulic fracturing moratoriums and temporary or permanent bans in certain environmentally sensitive areas. Public sentiment against hydraulic fracturing and fluid disposal and shale production could result in more stringent permitting and compliance requirements. Consequences of these actions could potentially increase capital, compliance and operating costs significantly, as well as delay or halt the further development of oil and gas reserves on the Company’s properties.

Any of the above factors could have a material adverse effect on our financial position, results of operations or cash flows.

Climate Change

Certain studies have suggested that emission of certain gases, commonly referred to as “greenhouse gases,” may be impacting the earth's climate. Methane, the primary component of natural gas, and carbon dioxide, a byproduct of burning oil and natural gas, are examples of greenhouse gases. Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as oil and gas production equipment and operations.

Legislation to regulate greenhouse gas emissions has periodically been introduced in the U.S. Congress and such legislation may be proposed in the future. In addition, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, in preparing an agreement which set greenhouse gas emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016. To help achieve these reductions, federal agencies addressed climate change through a variety of administrative actions. The U.S. Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that cover oil and natural gas facilities, among other industries. However, on June 1, 2017, the President of the United States announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations to either reenter the Paris Agreement on different terms or establish a new framework agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is

(16)

uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

(17)

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

(18)

We may reduce or suspend our dividend in the future.

We have paid a quarterly dividend for many years. Our most recent quarterly dividend was $0.04 per share and we have paid the same quarterly dividend for the past two years. In the future, our Board may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position the Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. Although we do not currently have plans to reduce or suspend our dividend, there can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

We may be subject to information technology system failures, network disruptions, cyber-attacks or other breaches in data security.

The oil and natural gas industry in general has become increasingly dependent upon digital technologies to conduct day-to-day operations, including certain exploration, development and production activities. We use digital technology to estimate quantities of oil, NGL and natural gas reserves, process and record financial data and communicate with our employees and third parties. Power, telecommunication or other system failures due to hardware or software malfunctions, computer viruses, vandalism, terrorism, natural disasters, fire, human error or by other means could significantly affect the Company’s ability to conduct its business. Though we have implemented complex network security measures, stringent internal controls and maintain offsite backup of all crucial electronic data, there cannot be absolute assurance that a form of system failure or data security breach will not have a material adverse effect on our financial condition and operations results. For instance, unauthorized access to our reserves information or other proprietary or commercially sensitive information could lead to data corruption, communication interruption or other disruptions in our operations or planned business transactions, any of which could have a material adverse impact on our results of operations. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

At September 30, 2018, Panhandle’s principal properties consisted of (1) perpetual ownership of 258,555 net mineral acres, held principally in Arkansas, New Mexico, North Dakota, Oklahoma, Texas and several other states; (2) leases on 17,203 net acres primarily in Oklahoma; and (3) working interests, royalty interests, or both, in 6,079 producing oil and natural gas wells and 69 wells in the process of being drilled or completed.

(19)

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

ACREAGE

Mineral Interests Owned

The following table of mineral acreage owned reflects, in each respective state, the number of net and gross acres, net and gross producing acres, net and gross acres leased, and net and gross acres open (unleased) as of September 30, 2018.

State	Net Acres	Gross Acres	Net Acres Producing (1)	Gross Acres Producing (1)	Net Acres Leased to Others (2)	Gross Acres Leased to Others (2)	Net Acres Open (3)	Gross Acres Open (3)
Arkansas	11,963	51,641	7,166	27,026	-	-	4,797	24,615
Colorado	8,217	39,080	-	-	8	80	8,209	39,000
Florida	3,832	8,212	-	-	-	-	3,832	8,212
Kansas	3,102	11,856	164	1,240	-	-	2,938	10,616
Montana	1,008	17,947	-	-	-	-	1,008	17,947
New Mexico	57,374	174,300	1,461	7,449	215	442	55,698	166,409
North Dakota	13,909	76,044	2,379	12,431	-	-	11,530	63,613
Oklahoma	114,089	958,345	43,020	342,568	7,723	50,965	63,346	564,812
South Dakota	1,825	9,300	-	-	-	-	1,825	9,300
Texas	43,045	362,291	5,841	59,041	5,575	42,225	31,629	261,025
Other	192	3,262	165	3,000	-	-	27	262
Total:	258,556	1,712,278	60,196	452,755	13,521	93,712	184,839	1,165,811

(1)	“Producing” represents the mineral acres in which Panhandle owns a royalty or working interest in a producing well.
(2)	“Leased” represents the mineral acres owned by Panhandle that are leased to third parties but not producing.
(3)	“Open” represents mineral acres owned by Panhandle that are not leased or in production.

(20)

Leases

The following table reflects net mineral acres leased from others, lease expiration dates, and net leased acres held by production as of September 30, 2018.

		Net Acres Expiring
State	Net Acres	2019	2020	2021	2022	2023	Net Acres Held by Production
Arkansas	2,159	-	-	-	-	-	2,159
Oklahoma	11,609	-	-	-	-	-	11,609
Texas	2,352	-	-	-	-	-	2,352
Other	1,083	-	-	-	-	-	1,083
TOTAL	17,203	-	-	-	-	-	17,203

PROVED RESERVES

The following table summarizes estimates of proved reserves of oil, NGL and natural gas held by Panhandle as of September 30, 2018, compared to the two preceding year ends. Proved reserves are located onshore within the contiguous United States and are principally made up of small interests in 6,079 wells, which are predominately located in the Mid-Continent region. Other than this report, the Company’s reserve estimates are not filed with any other federal agency.

	Barrels of Oil	Barrels of NGL	Mcf of Natural Gas	Mcfe
Net Proved Developed Reserves
September 30, 2018	2,334,587	2,085,706	83,151,954	109,673,712
September 30, 2017	2,201,528	1,768,425	87,861,043	111,680,761
September 30, 2016	1,980,519	1,095,256	62,929,047	81,383,697

Net Proved Undeveloped Reserves
September 30, 2018	3,649,835	848,484	36,910,082	63,899,996
September 30, 2017	3,308,139	616,274	33,334,077	56,880,555
September 30, 2016	3,445,571	527,447	18,796,551	42,634,659

Net Total Proved Reserves
September 30, 2018	5,984,422	2,934,190	120,062,036	173,573,708
September 30, 2017	5,509,667	2,384,699	121,195,120	168,561,316
September 30, 2016	5,426,090	1,622,703	81,725,598	124,018,356

(21)

The 5.0 Bcfe increase in total proved reserves from 2017 to 2018 is a combination of the following factors:

•

Negative pricing revisions of 2.4 Bcfe, primarily resulting from gas wells currently projected to reach their projected economic limits earlier than projected in 2017 due to lower natural gas prices in 2018 relative to 2017; proved developed revisions of 1.7 Bcfe and PUD revisions of 0.7 Bcfe.

•

Negative performance revisions of 4.2 Bcfe. Proved developed revisions were positive 7.6 Bcfe, principally due to better well performance from high-interest wells drilled in 2017 in the Anadarko Basin Woodford and southeastern Oklahoma Woodford. Proved undeveloped negative revisions of 11.8 Bcfe are a result of a delayed Eagle Ford drilling program in 2018 which resulted in removal of wells that are no longer projected to be developed within 5 years from the date they were added due to unanticipated drilling delays. However, the Eagle Ford drilling program is now underway.

•	Proved developed reserve extensions, discoveries and other additions of 3.7 Bcfe principally resulting from:
a)

The Company’s working and royalty interest ownership in ongoing development of unconventional oil, NGL and natural gas utilizing extended horizontal drilling in the Woodford Shale in the Anadarko Basin and southeastern Oklahoma.

b)

The Company’s working and royalty interest ownership in ongoing development of unconventional oil, NGL and natural gas utilizing horizontal drilling in the STACK Meramec play in the Anadarko Basin in western Oklahoma.

c)	The Company’s royalty interest ownership in ongoing development of conventional and unconventional oil, NGL and natural gas utilizing horizontal drilling in the Permian Basin of New Mexico and Texas.
•

The addition of 20.4 Bcfe of PUD reserves primarily within the Company’s active drilling program areas of 1) the Anadarko Basin Woodford Shale in western Oklahoma, 2) the Anadarko Basin STACK Meramec in western Oklahoma and 3) the current drilling program of the Eagle Ford Shale in Texas.

•	The acquisition of 2.6 Bcfe, predominately in the active drilling program of the Bakken in North Dakota; 1.4 Bcfe proved developed and 1.2 Bcfe proved undeveloped.
•	The sale of 2.8 Bcfe in marginal properties located in northwestern Oklahoma and Kearny County, Kansas.
•	Production of 12.3 Bcfe.

(22)

The following details the changes in proved undeveloped reserves for 2018 (Mcfe):

Beginning proved undeveloped reserves	56,880,555
Proved undeveloped reserves transferred to proved developed	(2,158,716)
Revisions	(12,456,931)
Extensions and discoveries	20,413,545
Purchases	1,221,543
Ending proved undeveloped reserves	63,899,996

Beginning PUD reserves were 56.9 Bcfe. A total of 2.2 Bcfe (4% of the beginning balance) was transferred to proved developed during 2018. In the last two years, 41% of the beginning PUD reserves were transferred to proved developed. The 12.5 Bcfe (22% of the beginning balance) of negative revisions to PUD reserves were pricing revisions of 0.7 Bcfe and performance revision of 11.8 Bcfe, predominately resulting from the removal of oil, NGL and natural gas reserves associated with Eagle Ford wells that are no longer projected to be developed within 5 years from the date they were added due to a delayed drilling program in 2018. We anticipate that all the Company’s current PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves, which are no longer projected to be drilled within five years from the date they were added to PUD reserves, will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions. The Company added 20.4 Bcfe of PUD reserves in 2018 primarily within the Company’s active drilling program areas of 1) the Anadarko Basin Woodford Shale in western Oklahoma, 2) the Anadarko Basin STACK Meramec in western Oklahoma and 3) the current drilling program of the Eagle Ford Shale in Texas. These additions result from continuing development and additional well performance data in each of the referenced plays. Of the 2018 PUD adds, 1.2 Bcfe was drilling or completing at year-end.

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

(23)

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

(24)

acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, calculated the Company’s oil, NGL and natural gas reserves as of September 30, 2018, 2017 and 2016 (see Exhibits 23.2 and 99).

The Company’s net proved oil, NGL and natural gas reserves (including certain undeveloped reserves described above) are located onshore in the contiguous United States. All studies have been prepared in accordance with regulations prescribed by the SEC. The reserve estimates were based on economic and operating conditions existing at September 30, 2018, 2017 and 2016. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented should be expected to change as future information becomes available.

(25)

ESTIMATED FUTURE NET CASH FLOWS

Set forth below are estimated future net cash flows with respect to Panhandle’s net proved reserves (based on the estimated units set forth above in Proved Reserves) for the year indicated, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by SEC rules and regulations. The Company follows the SEC rule, Modernization of Oil and Gas Reporting Requirements. In accordance with the SEC rule, the estimated future net cash flows were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30 held flat over the life of the properties and applied to future production of proved reserves less estimated future development and production expenditures for these reserves. The amounts presented are net of operating costs and production taxes levied by the respective states. Prices used for determining future cash flows from oil, NGL and natural gas as of September 30, 2018, 2017 and 2016, were as follows: $62.86/Bbl, $26.13/Bbl, $2.56/Mcf; $46.31/Bbl, $17.55/Bbl, $2.81/Mcf; $36.77/Bbl, $12.22/Bbl, $1.97/Mcf, respectively. These future net cash flows based on SEC pricing rules should not be construed as the fair market value of the Company’s reserves. A market value determination would need to include many additional factors, including anticipated oil, NGL and natural gas price and production cost increases or decreases, which could affect the economic life of the properties.

Estimated Future Net Cash Flows
	9/30/2018	9/30/2017	9/30/2016
Proved Developed	$236,887,976	$206,878,778	$98,380,962
Proved Undeveloped	174,078,883	81,303,463	26,502,846
Income Tax Expense	(95,872,182)	(102,193,819)	(38,674,100)
Total Proved	$315,094,677	$185,988,422	$86,209,708

10% Discounted Present Value of Estimated Future Net Cash Flows
	9/30/2018	9/30/2017	9/30/2016
Proved Developed	$125,915,804	$112,276,166	$55,586,606
Proved Undeveloped	78,657,354	13,746,585	(7,696,741)
Income Tax Expense	(48,247,304)	(45,190,176)	(18,119,746)
Total Proved	$156,325,854	$80,832,575	$29,770,119

(26)

OIL, NGL AND NATURAL GAS PRODUCTION

The following table sets forth the Company’s net production of oil, NGL and natural gas for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
	9/30/2018	9/30/2017	9/30/2016
Bbls - Oil	336,565	310,677	364,252
Bbls - NGL	255,176	173,858	171,060
Mcf - Natural Gas	8,721,262	8,194,529	8,284,377
Mcfe	12,271,708	11,101,739	11,496,249

AVERAGE SALES PRICES AND PRODUCTION COSTS

The following tables set forth unit price and cost data for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
Average Sales Price	9/30/2018	9/30/2017	9/30/2016
Per Bbl, Oil	$61.75	$46.27	$36.70
Per Bbl, NGL	$23.14	$19.87	$12.60
Per Mcf, Natural Gas	$2.49	$2.70	$1.92
Per Mcfe	$3.94	$3.60	$2.73

	Year Ended	Year Ended	Year Ended
Average Production (lifting) Costs	9/30/2018	9/30/2017	9/30/2016
(Per Mcfe)
Well Operating Costs (1)	$1.10	$1.14	$1.18
Production Taxes (2)	0.17	0.14	0.09
	$1.27	$1.28	$1.27

(1)	Includes actual well operating costs, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.
(2)	Includes production taxes only.

In fiscal 2018, approximately 28% of the Company’s oil, NGL and natural gas revenue was generated from royalty payments received on its mineral acreage. Royalty interests bear no share of the field operating costs on those producing wells, but they do bear a share of the handling fees (primarily gathering and transportation).

(27)

GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES

The following table sets forth Panhandle’s gross and net productive oil and natural gas wells as of September 30, 2018. Panhandle owns either working interests, royalty interests or both in these wells. The Company does not operate any wells.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Gross Wells
Oil	280	22.45	1,338	1,618
Natural Gas	1,484	56.72	2,977	4,461
Total	1,764	79.17	4,315	6,079

Panhandle’s average interest in royalty interest only wells is 0.81%. Panhandle’s average interest in working interest wells is 4.49% working interest and 4.37% net revenue interest.

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

As of September 30, 2018, Panhandle owned 452,755 gross developed mineral acres and 60,196 net developed mineral acres. Panhandle has also leased from others 186,115 gross developed acres containing 17,203 net developed acres.

UNDEVELOPED ACREAGE

As of September 30, 2018, Panhandle owned 1,259,523 gross and 198,360 net undeveloped mineral acres, and no leases on undeveloped acres (all leases are held by production).

(28)

DRILLING ACTIVITY

The following net productive development, exploratory and purchased wells and net dry development, exploratory and purchased wells in which the Company had either a working interest, a royalty interest or both were drilled and completed during the fiscal years indicated.

	Net Productive	Net Productive	Net Dry
	Working Interest Wells	Royalty Interest Wells	Working Interest Wells
Development Wells
Fiscal years ended:
September 30, 2018	0.482972	0.994656	-
September 30, 2017	3.893043	0.456612	-
September 30, 2016	0.541405	0.475375	-

Exploratory Wells
Fiscal years ended:
September 30, 2018	-	-	-
September 30, 2017	0.001563	-	-
September 30, 2016	0.002732	0.003186	-

Purchased Wells
Fiscal years ended:
September 30, 2018	-	1.566828	-
September 30, 2017	-	-	-
September 30, 2016	-	-	-

PRESENT ACTIVITIES

The following table sets forth the gross and net oil and natural gas wells drilling or testing as of September 30, 2018, in which Panhandle owns either a working interest, a royalty interest or both. These wells were not producing at September 30, 2018.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Gross Wells
Oil	15	0.74	41	56
Natural Gas	-	-	13	13

OTHER FACILITIES

The Company has a lease on 12,369 square feet of office space in Oklahoma City, Oklahoma, which ends April 30, 2020.

(29)

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

In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made, the following discussion outlines certain factors that in the future could cause results for 2019 and beyond to differ materially from those that may be presented in any such forward-looking statement made by or on behalf of the Company.

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

(30)

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

(31)

ITEM 3	LEGAL PROCEEDINGS

There were no material legal proceedings involving Panhandle on September 30, 2018, or at the date of this report.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

(32)

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The above graph compares the 5-year cumulative total return provided shareholders on our Class A Common Stock relative to the cumulative total returns of the S&P Smallcap 600 Index and the S&P Oil & Gas Exploration & Production Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A Common Stock and in each of the indexes on September 30, 2013, and its relative performance is tracked through September 30, 2018.

(33)

Since July 2008, the Company’s Class A Common Stock has been listed and traded on the New York Stock Exchange (symbol PHX). The following table sets forth the high and low trade prices of the Class A Common Stock during the periods indicated:

Quarter Ended	High	Low
December 31, 2016	$27.70	$17.10
March 31, 2017	$24.05	$17.55
June 30, 2017	$24.06	$18.15
September 30, 2017	$25.30	$19.20
December 31, 2017	$25.15	$19.95
March 31, 2018	$23.10	$17.65
June 30, 2018	$22.25	$17.75
September 30, 2018	$21.33	$17.85

At December 1, 2018, there were 1,270 holders of record of Panhandle’s Class A Common Stock and approximately 5,000 beneficial owners.

During the past two years, the Company has paid quarterly dividends of $0.04 per share on its Class A Common Stock. Approval by the Company’s Board is required before the declaration and payment of any dividends.

While the Company anticipates it will continue to pay dividends on its Class A Common Stock, the payment and amount of future cash dividends will depend upon, among other things, financial condition, funds from operations, the level of capital and development expenditures, future business prospects, contractual restrictions and any other factors considered relevant by the Board. The loan agreement sets limits on dividend payments and stock repurchases if those payments would cause the leverage ratio to go above 2.75 to 1.0.

Purchases of Equity Securities by the Company

The following table presents information about repurchases of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/18	-	$-	-	$128,256
8/1 - 8/31/18	26,324	$18.99	26,324	$1,128,420
9/1 - 9/30/18	23,676	$18.89	23,676	$681,128
Total	50,000	$18.94	50,000

(34)

Following approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in May 2018, the Board approved the Company’s repurchase program which, as amended, authorizes management to repurchase up to $1.5 million of the Company’s Class A Common Stock at their discretion. The repurchase program has an evergreen provision which authorizes the repurchase of an additional $1.5 million of the Company’s Class A Common Stock when the previous amount is utilized. As part of the amendment, the number of shares allowed to be purchased by the Company under the repurchase program is no longer capped at an amount equal to the aggregate number of shares of Class A Common Stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

(35)

ITEM 6	SELECTED FINANCIAL DATA

The following table summarizes financial data of the Company for its last five fiscal years and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Financial Statements and Supplementary Data,” including the Notes thereto, included elsewhere in this report.

	As of and for the year ended September 30,
	2018	2017	2016	2015	2014
Revenues
Oil, NGL and natural gas sales	$48,385,335	$39,935,912	$31,411,353	$54,533,914	$82,846,528
Lease bonuses and rentals	1,580,997	5,149,297	7,735,785	2,010,395	423,328
Gains (losses) on derivative contracts	(4,932,068)	1,249,840	(86,355)	13,822,506	247,414
	45,034,264	46,335,049	39,060,783	70,366,815	83,517,270
Costs and expenses
Lease operating expense	13,460,278	12,682,969	13,590,089	17,472,408	13,912,792
Production taxes	2,089,050	1,548,399	1,071,632	1,702,302	2,694,118
Depreciation, depletion and amortization	18,395,040	18,397,548	24,487,565	23,821,139	21,896,902
Provision for impairment	-	662,990	12,001,271	5,009,191	1,096,076
Loss (gain) on asset sales & other	102,685	105,830	(2,576,237)	(685,369)	(799,559)
Interest expense	1,748,101	1,275,138	1,344,619	1,550,483	462,296
General and administrative	7,342,441	7,441,242	7,139,728	7,339,320	7,433,183
	43,137,595	42,114,116	57,058,667	56,209,474	46,695,808

Income (loss) before provision (benefit) for income taxes	1,896,669	4,220,933	(17,997,884)	14,157,341	36,821,462
Provision (benefit) for income taxes	(12,739,000)	689,000	(7,711,000)	4,836,000	11,820,000
Net income (loss)	$14,635,669	$3,531,933	$(10,286,884)	$9,321,341	$25,001,462

Basic and diluted earnings (loss) per share	$0.86	$0.21	$(0.61)	$0.56	$1.49
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16

Weighted average shares outstanding
Basic and diluted	16,952,664	16,900,185	16,840,856	16,768,904	16,727,183

Net cash provided by (used in):
Operating activities	$26,943,894	$20,758,192	$22,639,151	$47,624,914	$53,099,746
Investing activities	$(21,829,015)	$(25,107,760)	$565,617	$(31,642,385)	$(122,428,139)
Financing activities	$(5,140,168)	$4,436,146	$(23,337,470)	$(15,888,369)	$66,970,977

Total assets	$206,749,686	$206,744,219	$197,824,326	$238,825,273	$246,640,604
Long-term debt	$51,000,000	$52,222,000	$44,500,000	$65,000,000	$78,000,000
Stockholders' equity	$128,765,205	$116,707,539	$115,191,819	$127,004,675	$119,188,653

(36)

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal 2018 oil, NGL and natural gas production increased 8%, 47% and 6%, respectively, from that of 2017. The 2018 higher oil and NGL prices (see below) and the overall production changes noted above, partially offset by lower natural gas prices (see below), resulted in a 21% increase in revenues from the sale of oil, NGL and natural gas. Based on recent forward strip pricing, the Company currently anticipates 2019 average oil, NGL and natural gas prices could be slightly higher than their corresponding average prices in 2018.

The Company’s proved oil, NGL and natural gas reserves increased in 2018, compared to 2017, by 5.0 Bcfe, or 3%. The increase was primarily due to purchases, additions and extensions partially offset by revisions and sales.

As of September 30, 2018, the Company owned an average 1.2% net revenue interest in 69 wells that were drilling or testing.

Other than the lease of office space, the Company had no off balance sheet arrangements during 2018 or prior years.

The following table reflects certain operating data for the periods presented:

	For the Year Ended September 30,
		Percent		Percent
	2018	Incr. or (Decr.)	2017	Incr. or (Decr.)	2016
Production:
Oil (Bbls)	336,565	8%	310,677	(15%)	364,252
NGL (Bbls)	255,176	47%	173,858	2%	171,060
Natural Gas (Mcf)	8,721,262	6%	8,194,529	(1%)	8,284,377
Mcfe	12,271,708	11%	11,101,739	(3%)	11,496,249
Average Sales Price:
Oil (per Bbl)	$61.75	33%	$46.27	26%	$36.70
NGL (per Bbl)	$23.14	16%	$19.87	58%	$12.60
Natural Gas (per Mcf)	$2.49	(8%)	$2.70	41%	$1.92
Mcfe	$3.94	9%	$3.60	32%	$2.73

(37)

RESULTS OF OPERATIONS

Fiscal Year 2018 Compared to Fiscal Year 2017

Overview

The Company recorded net income of $14,635,669, or $0.86 per share, in 2018, compared to net income of $3,531,933, or $0.21 per share, in 2017. Revenues decreased in 2018 primarily due to decreased lease bonuses received and losses on derivative contracts, largely offset by higher oil, NGL and natural gas sales.

Expenses increased in 2018 mainly from increases in LOE, production taxes and interest expenses partially offset by a lower provision for impairment.

Oil, NGL and Natural Gas Sales

Oil, NGL and natural gas sales increased $8,449,423, or 21%, for 2018, as compared to 2017. The increase was due to increased oil and NGL prices of 33% and 16%, respectively, combined with higher oil, NGL and natural gas volumes of 8%, 47% and 6%, respectively, partially offset with decreased natural gas prices of 8% in 2018.

In the first quarter of 2018, we continued to see the results of the 2017 drilling program after four Eagle Ford wells were completed with first sales in November 2017. In the second quarter we experienced the relatively steep early decline rates from new high working interest wells placed on production in the second half of 2017 and early 2018, as wells stopped flowing efficiently due to loading. Volumes then leveled off with the installation of lift equipment on the new wells as they transitioned from flowing efficiently up the production casing to requiring downhole equipment modifications to resume efficient flow. Continued normal declines were then offset by first sales from drilling activity in the Anadarko Basin (STACK/Cana/SCOOP), southeastern Oklahoma and the Permian Basin.

The increase in oil production was primarily the result of new well drilling in the Eagle Ford Shale, Anadarko Basin (STACK/Cana/SCOOP), and Permian Basin which was partially offset by declining production from the Bakken and various fields in western and northern Oklahoma and marginal/uneconomic property sales in northwestern Oklahoma.

An overall increase in NGL production was the result of six new wells in the Anadarko Woodford Shale and new well drilling in Anadarko Basin STACK, which was partially offset by the natural production decline of existing wells in various fields in western Oklahoma.

Natural gas production volume increases were primarily the result of 2017 and 2018 drilling in western Oklahoma (STACK/Cana/SCOOP) and southeastern Oklahoma. The increase was partially offset by naturally declining production in the Fayetteville Shale and to a much lesser extent, declining production from the Anadarko Basin Granite Wash and the marginal/uneconomic property sales in northwestern Oklahoma and Kearny County, Kansas.

(38)

Production by quarter for 2018 and 2017 was as follows (Mcfe):

	2018	2017
First quarter	3,421,812	2,517,414
Second quarter	2,942,274	2,351,207
Third quarter	2,967,340	2,953,915
Fourth quarter	2,940,282	3,279,203
Total	12,271,708	11,101,739

Lease Bonus and Rentals

Lease bonuses and rentals decreased $3,568,300 in 2018. The decrease was mainly due to the Company leasing less valuable acreage in 2018 versus 2017. In 2018, the Company leased 1,754 net mineral acres in Oklahoma (mainly in Major, Ellis, and Roger Mills Counties), 415 net mineral acres in Texas (mainly in Dawson County) and 135 net mineral acres in New Mexico (mainly in Lea and Eddy Counties). In 2017, the Company leased 2,067 net mineral acres in Oklahoma (mainly in Dewey, Canadian, McClain and Grady Counties), 272 net mineral acres in Texas (mainly in Andrews and Dawson Counties) and 125 net mineral acres in New Mexico (mainly in Lea and Eddy Counties).

Gains (Losses) on Derivative Contracts

The fair value of derivative contracts was a net liability of $3,414,016 as of September 30, 2018, and a net asset of $516,159 as of September 30, 2017. We had a net loss on derivative contracts of $4,932,068 in 2018 as compared to a net gain of $1,249,840 in 2017. The change is principally due to the oil collars and fixed price swaps being less beneficial in 2018, as NYMEX oil futures experienced increases in price in relation to the collars and the fixed prices of the swaps. Net cash paid related to derivative contracts settled during 2018 was $1,001,893 compared to net cash received of $305,410 in 2017. As of September 30, 2018, the Company’s natural gas and oil costless collar contracts and fixed price swaps have expiration dates of December 2018 through June 2020. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Lease Operating Expenses (LOE)

LOE increased $777,309 or 6% in 2018. LOE costs per Mcfe of production decreased from $1.14 in 2017 to $1.10 in 2018. LOE related to field operating costs increased $225,954 or 3% in 2018, compared to 2017. Field operating costs were $0.55 per Mcfe in 2018, compared to $0.58 per Mcfe in 2017. This decrease in rate was principally the result of significant new low-cost production coming on line in late 2017 and the Company selling some high operating cost wells in late 2017 and early 2018.

The increase in LOE related to field operating costs was coupled with an increase in handling fees (primarily gathering, transportation and marketing costs) of $551,355 in 2018, primarily due to increased production in 2018. On a per Mcfe basis, these handling fees were $0.55 in 2018 as compared to $0.56 in 2017. Natural gas sales bear the large majority of the

(39)

handling fees. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes

Production taxes increased $540,651 or 35% in 2018, as compared to 2017. The increase in amount was primarily the result of increased oil, NGL and natural gas sales of $8,449,423 during 2018. Production taxes as a percentage of oil, NGL and natural gas sales increased from 3.9% in 2017 to 4.3% in 2018. The increase in tax rate was mainly due to a change in the Oklahoma production tax laws that took effect July 1, 2018. The discounted tax rate was increased from 2.2% to 5.2% for the first three years of production on horizontally drilled wells. There was no change in the ultimate rate of 7.2% after the discounted period expires. The low overall production tax rate in both years was due to a large proportion of the Company’s oil and natural gas revenues coming from horizontally drilled wells, which are eligible for reduced Oklahoma and Arkansas production tax rates in the first few years of production.

Depreciation, Depletion and Amortization (DD&A)

DD&A decreased $2,508 in 2018. DD&A per Mcfe was $1.50 in 2018, compared to $1.66 in 2017. DD&A decreased $1,941,354 as the result of a $0.16 decrease in the DD&A rate per Mcfe. This was mostly offset by an increase of $1,938,846 due to oil, NGL and natural gas production volumes increasing 11% collectively in 2018, compared to 2017. The rate decrease was principally due to higher oil and NGL prices utilized in the reserve calculations during 2018, as compared to 2017, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of wells. The Company had new high-volume wells with low finding costs begin producing in the later part 2017 and early 2018, which also contributed to the rate decrease.

Provision for Impairment

Provision for impairment decreased $662,990 in 2018, as compared to 2017. No impairment was recorded during 2018. During 2017, impairment of $46,279 was recorded on five fields, primarily in Oklahoma and Texas. Another $616,711 of impairment was recorded on a group of wells that were held for sale at September 30, 2017.

Interest Expense

Interest expense increased $472,963 in 2018, as compared to 2017. The increase was due to higher interest rates and a higher outstanding debt balance during 2018.

Provision (Benefit) for Income Taxes

Income taxes changed $13,428,000, from a $689,000 provision in 2017 to a $12,739,000 benefit in 2018. This was mainly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduced the U.S. federal corporate tax rate from 35% to 21%. The tax effects of this law change on our existing deferred tax liabilities of $12,464,000 was made in 2018 and is directly affecting the effective tax rate noted for 2018. Additionally, due to the Company having a September 30 year end versus a calendar year end, we have calculated the

(40)

current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The effective tax rate changed from a 16% provision in 2017 to a 672% benefit in 2018.

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

(41)

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

Gains (Losses) on Derivative Contracts

The fair value of derivative contracts was a net asset of $516,159 as of September 30, 2017, and a net liability of $428,271 as of September 30, 2016. We had a net gain on derivative contracts of $1,249,840 in 2017 as compared to a net loss of $86,355 in 2016. The change is principally due to the oil and natural gas collars and fixed price swaps being more beneficial in 2017, as NYMEX oil and natural gas futures experienced decreases in price in relation to the collars and the fixed prices of the swaps. As of September 30, 2017, the Company’s natural gas and oil costless collar contracts and fixed price swaps had expiration dates of December 2017 through December 2018.

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

(42)

The decrease in LOE related to field operating costs was partially offset with an increase in handling fees (primarily gathering, transportation and marketing costs) of $654,845 in 2017, as compared to 2016. On a per Mcfe basis, these fees increased $0.08 due mainly to a 15% decrease in oil production, versus a 1% decrease in natural gas production. Natural gas sales bear the large majority of the handling fees. Handling fees are charged either as a percent of sales or based on production volumes.

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

Depreciation, Depletion and Amortization (DD&A)

DD&A decreased $6,090,017 in 2017. DD&A per Mcfe was $1.66 in 2017, compared to $2.13 in 2016. DD&A decreased $5,249,692 as the result of a $0.47 decrease in the DD&A rate per Mcfe. This was coupled by a decrease of $840,325 due to oil, NGL and natural gas production volumes decreasing 3% collectively in 2017, compared to 2016. The rate decrease was principally due to higher oil, NGL and natural gas prices utilized in the reserve calculations during 2017, as compared to 2016, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of wells. The Company had new high-volume wells with low finding costs begin producing in the 2017, which also contributed to the rate decrease.

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

(43)

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, the Company had positive working capital of $2,509,050, as compared to positive working capital of $6,451,356 at September 30, 2017.

Liquidity

Cash and cash equivalents were $532,502 as of September 30, 2018, compared to $557,791 at September 30, 2017, a decrease of $25,289. Cash flows for the 12 months ended September 30 are summarized as follows:

Net cash provided (used) by:
	2018	2017	Change
Operating activities	$26,943,894	$20,758,192	$6,185,702
Investing activities	(21,829,015)	(25,107,760)	3,278,745
Financing activities	(5,140,168)	4,436,146	(9,576,314)
Increase (decrease) in cash and cash equivalents	$(25,289)	$86,578	$(111,867)

(44)

Operating activities:

Net cash provided by operating activities increased $6,185,702 during 2018, as compared to 2017, mainly the result of the following:

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other increased $10,734,247.
•	Decreased lease bonus receipts of $3,630,065.
•	Decreased income tax payments of $952,854.
•	Decreased net receipts on derivative contracts of $1,307,303.
•	Increased payments for interest expense of $517,583.

Investing activities:

Net cash used in investing activities decreased $3,278,745 during 2018, as compared to 2017, due to:

•	Lower drilling and completion activity during 2018 decreased capital expenditures by $14,217,762.
•	Higher acquisition activity increased expenditures by $11,327,371.
•	Higher proceeds from sale of assets of $361,437.

Financing activities:

Net cash used by financing activities increased $9,576,314 during 2018, as compared to 2017, the result of the following:

•	Net borrowings decreased $1,222,000 during 2018. Net borrowings increased $7,722,000 during 2017.

Capital Resources

Capital expenditures to drill and complete wells decreased $14,217,762 (55%) in 2018, as compared to 2017. The Company received 98 well proposals in fiscal 2018, and working interest participation decisions were as follows: 34 wells met the Company’s participation criteria and elections were made to participate, while 64 wells did not meet participation criteria with no participation elected.

Capital expenditures to acquire assets increased $11,327,371 in 2018, as compared to 2017. On August 21, 2018, the Company closed on an acquisition of mineral acreage and producing oil and gas properties primarily located in the Bakken/Three Forks play in North

(45)

Dakota. The effective date of the purchase was June 1, 2018. Activity on the acreage is ongoing with eight of the 20 previously drilled uncompleted Bakken/Three Forks wells (DUCs) now producing. The purchase price (before closing adjustments) was $9 million and was funded utilizing Panhandle’s bank credit facility. The Company also closed on two other mineral acquisitions in the STACK/SCOOP area for approximately $2.3 million.

On November 2, 2018, the Company entered into a Purchase and Sale Agreement to sell certain mineral acreage and producing oil and gas properties, primarily located in the Lea and Eddy Counties in New Mexico, to a private seller for total consideration of $9.3 million cash (pending any closing adjustments). The transaction is expected to close by late November and will have an effective date of November 1, 2018. The cash from the sale will initially be used to reduce the Company’s outstanding bank debt. Like the vast majority of Panhandle’s mineral acreage, these minerals were purchased by Panhandle several years ago for a minimal cost. In this case, the assets have been completely amortized. Therefore, these mineral rights have no current book value, and the total value received will be a gain on the sale of assets in the Company’s first quarter of 2019. The Company is utilizing a like-kind exchange under IRS Code 1031 to defer income tax on almost all of the sale price by offsetting it with the Bakken mineral acreage that was purchased on August 21, 2018, using a qualified exchange accommodation agreement.

Oil, NGL and natural gas production volumes increased 11% on an Mcfe basis during 2018, as compared to 2017. Significant drilling activity during the latter part of 2017, and to a lesser extent during 2018, resulted in new production coming on line that more than offset the natural decline of existing wells.

Oil production increased 8%, primarily the result of new production in the Eagle Ford Shale, Anadarko Basin (STACK/Cana/SCOOP) and Permian Basin which was partially offset by declining production from the Bakken and various fields in western and northern Oklahoma and marginal/uneconomic property sales in northwestern Oklahoma.

NGL production increased 47%, largely the result of new production in the Anadarko Woodford Shale and new production in Anadarko Basin STACK, which was partially offset by the natural production decline of existing wells in various fields in western Oklahoma.

Natural gas production increased 6%, principally the result of 2017 and 2018 drilling in western Oklahoma (STACK/Cana/SCOOP) and southeastern Oklahoma.  The increase was partially offset by naturally declining production in the Fayetteville Shale, and to a much lesser extent, declining production from the Anadarko Basin Granite Wash and the marginal/uneconomic property sales in northwestern Oklahoma and Kearny County, Kansas.

Since the Company is not the operator of any of its oil and natural gas properties, it can be difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes total 2019 capital expenditures for drilling and completion projects difficult to forecast; however, the operator of our Eagle Ford properties has initiated a one-rig continuous drilling program with anticipated 2019 capital expenditures of approximately $15 million for the Company.

(46)

Net cash provided by our operating activities allowed the Company to fund all of the capital expenditures, asset acquisitions, overhead costs, treasury stock purchases and dividend payments, while decreasing the Company’s outstanding borrowings on the credit facility by $1.2 million during 2018. The Company received lease bonus payments during 2018 totaling approximately $1.6 million. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to actively pursue leasing and/or selling certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Twelve months ended
9/30/2018
Cash provided by operating activities	$26,943,894
Cash used for (provided by):

Capital expenditures - acquisitions	11,327,371
Capital expenditures - drilling and completion of wells	11,590,135
Quarterly dividends of $0.04 per share	2,698,940
Treasury stock purchases	1,219,228
Net payments (borrowings) on credit facility	1,222,000
Proceeds from sales of assets	(1,085,137)
Other investing activities	(3,354)
Net cash used	26,969,183
Net increase (decrease) in cash	$(25,289)

Outstanding borrowings on the credit facility at September 30, 2018, were $51,000,000.

Looking forward, the Company intends to fund overhead costs, capital additions related to the drilling and completion of wells, treasury stock purchases, if any, and dividend payments primarily from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. Any excess cash is intended to be used to reduce existing bank debt. The Company had availability of $29,000,000 under its revolving credit facility and was in compliance with its debt covenants at September 30, 2018.

(47)

The borrowing base under the credit facility was redetermined in July 2018 and left unchanged at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to employ its normal operating strategies.

On November 6, 2017, the Company filed a shelf registration statement with the SEC on Form S-3. This move gives us the ability to sell up to $75 million in securities, including common stock, preferred stock, debt securities, warrants and units in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. The registration statement will expire on November 6, 2020. The Company has no current plans to issue securities under the shelf registration statement.

Based on expected capital expenditure levels, anticipated cash provided by operating activities for 2019, combined with availability under its credit facility, the Company has sufficient liquidity to fund its ongoing operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has a credit facility with a group of banks headed by Bank of Oklahoma (BOK) consisting of a revolving loan of $200,000,000, which is subject to a semi-annual borrowing base determination. The current borrowing base is $80,000,000 and is secured by certain of the Company’s properties with a carrying value of $135,994,289 at September 30, 2018. The revolving loan matures on November 30, 2022. Borrowings under the revolving loan are due at maturity. The revolving loan bears interest at the BOK prime rate plus a range of 0.50% to 1.25%, or 30 day LIBOR plus a range of 2.00% to 2.75% annually. At September 30, 2018, the effective rate was 4.34%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as the ratio of the loan balance to the borrowing base increases.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their sole discretion, believe there has been a material change in the value of the Company’s oil and natural gas properties. The borrowing base under the credit facility was redetermined in July 2018 by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing 12 months as defined by bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from earnings) of no more than 4.0 to 1.0. At September 30, 2018, the Company was in compliance with the covenants of the loan agreement and had $29,000,000 of availability under its outstanding credit facility.

(48)

The table below summarizes the Company’s contractual obligations and commitments as of September 30, 2018:

	Payments due by period
Contractual Obligations		Less than			More than
and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$51,000,000	$-	$-	$51,000,000	$-
Building lease	$332,932	$210,273	$122,659	$-	$-

The Company’s building lease is accounted for as an operating lease and therefore the leased asset and associated liabilities of future rent payments are not included on the Company’s balance sheets.

At September 30, 2018, the Company’s derivative contracts were in a net liability position of $3,414,016. The ultimate settlement amounts of the derivative contracts are unknown because they are subject to continuing market risk. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the derivative contracts.

As of September 30, 2018, the Company’s estimate for asset retirement obligations was $2,809,378. Asset retirement obligations represent the Company’s share of the future expenditures to plug and abandon the wells in which the Company owns a working interest at the end of their economic lives. These amounts were not included in the schedule above due to the uncertainty of timing of the obligations. Please read Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the Company’s asset retirement obligations.

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

The more significant reporting areas impacted by management’s judgments and estimates include: crude oil, NGL and natural gas reserve estimation; derivative contracts; impairment of assets; oil, NGL and natural gas sales revenue accruals and provision for income taxes. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The oil, NGL and natural gas sales revenue accrual is particularly subject to estimate inaccuracies due to the Company’s status as a non-operator on all of its properties. As such, production and price information obtained from well operators is

(49)

substantially delayed. This causes the estimation of recent production and prices used in the oil, NGL and natural gas revenue accrual to be subject to future change.

Oil, NGL and Natural Gas Reserves

Management considers the estimation of the Company’s crude oil, NGL and natural gas reserves to be the most significant of its judgments and estimates. These estimates affect the unaudited standardized measure disclosures included in Note 11 to the financial statements in Item 8 – “Financial Statements and Supplementary Data,” as well as DD&A and impairment calculations. Changes in crude oil, NGL and natural gas reserve estimates affect the Company’s calculation of DD&A, asset retirement obligations and assessment of the need for asset impairments. The Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil, NGL and natural gas reserves on an annual basis, with a semi-annual update. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing prices which are updated through the current period. In accordance with the SEC rules, the reserve estimates were based on average individual product prices during the 12-month period prior to September 30 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Based on the Company’s 2018 DD&A, a 10% change in the DD&A rate per Mcfe would result in a corresponding $1,839,504 annual change in DD&A expense. Crude oil, NGL and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. However, projected future crude oil, NGL and natural gas pricing assumptions are used by management to prepare estimates of crude oil, NGL and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions.

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

(50)

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

The Company is required to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. At September 30, 2018, the Company had no derivative contracts designated as cash flow hedges, and therefore, changes in the fair value of derivatives are reflected in earnings.

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

(51)

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

Income Taxes

The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations, as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is, and can only be, performed at the end of each fiscal year. During interim periods, an estimate is made taking into account historical data and current pricing. The Company has certain state net operating loss carry forwards (NOLs) that are recognized as tax assets when assessed as more likely than not to be utilized before their expiration dates. Criteria such as expiration dates, future excess state depletion and reversing taxable temporary differences are evaluated to determine whether the NOLs are more likely than not to be utilized before they expire. If any NOLs are determined to no longer be more likely than not to be utilized, then a valuation allowance is recognized to reduce the tax benefit of such NOLs. As of September 30, 2018, the Company had no valuation allowances on NOLs. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

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

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2019 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures

(52)

and production. Excluding the impact of the Company’s 2019 derivative contracts (see below), the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $872,126 for operating revenue based on the Company’s prior year natural gas volumes. The price sensitivity in 2019 for each $1.00 per barrel change in wellhead oil is approximately $336,565 for operating revenue based on the Company’s prior year oil volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts at September 30, 2018, are with Bank of Oklahoma and are secured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in natural gas and oil prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $200,100. For the Company’s natural gas collars, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $11,800. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $143,500. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $97,200. See Note 1 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding our derivative contracts.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facility. The revolving loan bears interest at the BOK prime rate plus from 0.50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At September 30, 2018, the Company had $51,000,000 outstanding under this facility and the effective interest rate was 4.34%. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years and the Company does not believe that its liquidity will be impacted in the near future.

(53)

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(54)

Management’s Annual Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework (as updated in 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

(55)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Panhandle Oil and Gas Inc.

Opinion on Internal Control over Financial Reporting

We have audited Panhandle Oil and Gas Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Panhandle Oil and Gas Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying balance sheets of the Company as of September 30, 2018 and 2017, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated December 11, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

(56)

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
December 11, 2018

(57)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Panhandle Oil and Gas Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Panhandle Oil and Gas Inc. (the Company) as of September 30, 2018 and 2017, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 11, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1989.
Oklahoma City, Oklahoma
December 11, 2018

(58)

Panhandle Oil and Gas Inc.

Balance Sheets

	September 30,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$532,502	$557,791
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	7,101,629	7,585,485
Refundable income taxes	33,165	489,945
Derivative contracts, net	-	544,924
Assets held for sale	-	557,750
Other	578,880	253,480
Total current assets	8,246,176	9,989,375

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	427,448,584	434,571,516
Non-producing oil and natural gas properties	12,563,519	7,428,927
Other	1,529,770	1,067,894
	441,541,873	443,068,337
Less accumulated depreciation, depletion and amortization	(243,257,472)	(246,483,979)
Net properties and equipment	198,284,401	196,584,358

Investments	219,109	170,486

Total assets	$206,749,686	$206,744,219

(Continued on next page)

See accompanying notes.

(59)

Panhandle Oil and Gas Inc.

Balance Sheets

	September 30,
	2018	2017
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$881,130	$1,847,230
Derivative contracts, net	3,064,046	-
Accrued liabilities and other	1,791,950	1,690,789
Total current liabilities	5,737,126	3,538,019

Long-term debt	51,000,000	52,222,000

Deferred income taxes	18,088,007	31,051,007

Asset retirement obligations	2,809,378	3,196,889

Derivative contracts, net	349,970	28,765

Stockholders' equity:
Class A voting common stock, $0.0166 par value; 24,000,000 shares authorized; 16,896,881 issued at September 30, 2018; 16,863,004 issued at September 30, 2017	281,502	280,938
Capital in excess of par value	2,824,691	2,726,444
Deferred directors' compensation	2,950,405	3,459,909
Retained earnings	125,266,945	113,330,216
	131,323,543	119,797,507

Treasury stock, at cost; 145,467 shares at September 30, 2018; 184,988 shares at September 30, 2017	(2,558,338)	(3,089,968)
Total stockholders' equity	128,765,205	116,707,539

Total liabilities and stockholders' equity	$206,749,686	$206,744,219

See accompanying notes.

(60)

Panhandle Oil and Gas Inc.

Statements of Operations

	Year ended September 30,
	2018	2017	2016
Revenues:
Oil, NGL and natural gas sales	$48,385,335	$39,935,912	$31,411,353
Lease bonuses and rentals	1,580,997	5,149,297	7,735,785
Gains (losses) on derivative contracts	(4,932,068)	1,249,840	(86,355)
	45,034,264	46,335,049	39,060,783
Costs and expenses:
Lease operating expenses	13,460,278	12,682,969	13,590,089
Production taxes	2,089,050	1,548,399	1,071,632
Depreciation, depletion and amortization	18,395,040	18,397,548	24,487,565
Provision for impairment	-	662,990	12,001,271
Loss (gain) on asset sales and other	102,685	105,830	(2,576,237)
Interest expense	1,748,101	1,275,138	1,344,619
General and administrative	7,342,441	7,441,242	7,139,728
	43,137,595	42,114,116	57,058,667
Income (loss) before provision (benefit) for income taxes	1,896,669	4,220,933	(17,997,884)
Provision (benefit) for income taxes	(12,739,000)	689,000	(7,711,000)

Net income (loss)	$14,635,669	$3,531,933	$(10,286,884)

Basic and diluted earnings (loss) per common share	$0.86	$0.21	$(0.61)

See accompanying notes.

(61)

Panhandle Oil and Gas Inc.

Statements of Stockholders’ Equity

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2015	16,863,004	$280,938	$2,993,119	$3,084,289	$125,446,473	(302,623)	$(4,800,144)	$127,004,675
Purchase of treasury stock	-	-	-	-	-	(7,477)	(117,165)	(117,165)
Issuance of treasury shares to ESOP	-	-	19,068	-	-	11,418	181,090	200,158
Restricted stock awards	-	-	781,479	-	-	-	-	781,479
Distribution of restricted stock to officers and directors	-	-	(601,779)	-	-	35,257	559,175	(42,604)
Distribution of deferred directors' compensation	-	-	(831)	(10,541)	-	717	11,372	-
Common shares to be issued to directors for services	-	-	-	329,465	-	-	-	329,465
Dividends declared ($0.16 per share)	-	-	-	-	(2,677,305)	-	-	(2,677,305)
Net income (loss)	-	-	-	-	(10,286,884)	-	-	(10,286,884)

Balances at September 30, 2016	16,863,004	$280,938	$3,191,056	$3,403,213	$112,482,284	(262,708)	$(4,165,672)	$115,191,819
Purchase of treasury stock	-	-	-	-	-	(25,742)	(601,853)	(601,853)
Issuance of treasury shares to ESOP	-	-	93,192	-	-	13,125	219,188	312,380
Restricted stock awards	-	-	597,940	-	-	-	-	597,940
Distribution of restricted stock to officers and directors	-	-	(1,010,275)	-	-	63,121	1,010,938	663
Distribution of deferred directors' compensation	-	-	(145,469)	(301,962)	-	27,216	447,431	-
Common shares to be issued to directors for services	-	-	-	358,658	-	-	-	358,658
Dividends declared ($0.16 per share)	-	-	-	-	(2,684,001)	-	-	(2,684,001)
Net income (loss)	-	-	-	-	3,531,933	-	-	3,531,933

Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539
Purchase of treasury stock	-	-	-	-	-	(63,404)	(1,219,228)	(1,219,228)
Issuance of treasury shares to ESOP	-	-	19,509	-	-	20,632	362,665	382,174
Restricted stock awards	-	-	655,414	-	-	-	-	655,414
Distribution of restricted stock to officers and directors	1,278	21	(845,788)	-	-	50,455	846,629	862
Distribution of deferred directors' compensation	32,599	543	269,112	(811,219)	-	31,838	541,564	-
Common shares to be issued to directors for services	-	-	-	301,715	-	-	-	301,715
Dividends declared ($0.16 per share)	-	-	-	-	(2,698,940)	-	-	(2,698,940)
Net income (loss)	-	-	-	-	14,635,669	-	-	14,635,669

Balances at September 30, 2018	16,896,881	$281,502	$2,824,691	$2,950,405	$125,266,945	(145,467)	$(2,558,338)	$128,765,205

See accompanying notes.

(62)

Panhandle Oil and Gas Inc.

Statements of Cash Flows

	Year ended September 30,
	2018	2017	2016
Operating Activities

Net income (loss)	$14,635,669	$3,531,933	$(10,286,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	18,395,040	18,397,548	24,487,565
Impairment	-	662,990	12,001,271
Provision for deferred income taxes	(12,963,000)	375,000	(9,960,000)
Gain from leasing fee mineral acreage	(1,520,262)	(5,147,957)	(7,732,023)
Proceeds from leasing fee mineral acreage	1,564,225	5,194,290	8,049,434
Net (gain) loss on sales of assets	660,597	94,889	(2,688,408)
Common stock contributed to ESOP	382,174	312,380	200,158
Common stock (unissued) to Directors' Deferred Compensation Plan	301,715	358,658	329,465
Fair value of derivative contracts	3,930,175	(944,430)	4,639,035
Restricted stock awards	655,414	597,940	781,479
Other	6,326	(5,783)	81,606
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	483,856	(2,298,256)	2,589,146
Refundable income taxes	456,780	(406,071)	262,023
Other current assets	57,752	165,557	308,980
Accounts payable	(140,600)	(103,389)	(811,749)
Other non-current assets	(62,295)	-	-
Accrued liabilities	100,328	(27,107)	388,053
Total adjustments	12,308,225	17,226,259	32,926,035
Net cash provided by operating activities	26,943,894	20,758,192	22,639,151

(Continued on next page)

(63)

Panhandle Oil and Gas Inc.

Statements of Cash Flows (continued)

	Year ended September 30,
	2018	2017	2016
Investing Activities

Capital expenditures, including dry hole costs	$(11,590,135)	$(25,807,897)	$(3,986,235)
Acquisition of minerals and overrides	(11,327,371)	-	-
Investments in partnerships	3,354	(23,563)	50,126
Proceeds from sales of assets	1,085,137	723,700	4,501,726
Net cash used in investing activities	(21,829,015)	(25,107,760)	565,617

Financing Activities

Borrowings under debt agreement	29,017,800	27,809,185	12,339,101
Payments of loan principal	(30,239,800)	(20,087,185)	(32,839,101)
Purchases of treasury stock	(1,219,228)	(601,853)	(117,165)
Payments of dividends	(2,698,940)	(2,684,001)	(2,677,305)
Excess tax benefit on stock-based compensation	-	-	(43,000)
Net cash provided by (used in) financing activities	(5,140,168)	4,436,146	(23,337,470)
Increase (decrease) in cash and cash equivalents	(25,289)	86,578	(132,702)
Cash and cash equivalents at beginning of year	557,791	471,213	603,915
Cash and cash equivalents at end of year	$532,502	$557,791	$471,213

Supplemental Disclosures of Cash Flow Information

Interest paid (net of capitalized interest)	$1,730,461	$1,212,878	$1,365,474
Income taxes paid (net of refunds received)	$(232,782)	$720,072	$2,029,977

Supplemental schedule of noncash investing and financing activities:
Additions and revisions, net, to asset retirement obligations	$17,216	$624,893	$14,095

Gross additions to properties and equipment	$21,711,279	$25,406,894	$5,118,733
Net (increase) decrease in accounts payable for properties and equipment additions	1,206,227	401,003	(1,132,498)
Capital expenditures, including dry hole costs	$22,917,506	$25,807,897	$3,986,235

See accompanying notes.

(64)

Panhandle Oil and Gas Inc.

Notes to Financial Statements

September 30, 2018, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Through management of its fee mineral and leasehold acreage, the Company’s principal line of business is to explore for, develop, acquire, produce and sell oil, NGL and natural gas. Panhandle’s mineral and leasehold properties and other oil and natural gas interests are all located in the contiguous United States, primarily in Arkansas, New Mexico, North Dakota, Oklahoma and Texas, with properties located in several other states. The Company’s oil, NGL and natural gas production is from interests in 6,079 wells located principally in Arkansas, Oklahoma and Texas. The Company does not operate any wells. Approximately 45% of oil, NGL and natural gas revenues were derived from the sale of natural gas in 2018. Approximately 71% of the Company’s total sales volumes in 2018 were derived from natural gas. Substantially all the Company’s oil, NGL and natural gas production is sold through the operators of the wells. From time to time, the Company sells certain non-material, non-core or small-interest oil and natural gas properties in the normal course of business.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Of these estimates and assumptions, management considers the estimation of crude oil, NGL and natural gas reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. The Company’s Independent Consulting Petroleum Engineer, with assistance from the Company, prepares estimates of crude oil, NGL and natural gas reserves on an annual basis, with a semi-annual update. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. For DD&A purposes, and as required by the guidelines and definitions established by the SEC, the reserve estimates were based on average individual product prices during the 12-month period prior to September 30, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. For impairment purposes, projected future crude oil, NGL and natural gas prices as estimated by management are used. Crude oil, NGL and natural gas prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Management uses

(65)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

projected future crude oil, NGL and natural gas pricing assumptions to prepare estimates of crude oil, NGL and natural gas reserves used in formulating management’s overall operating decisions.

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

The Company uses the sales method of accounting for natural gas imbalances in those circumstances where it has underproduced or overproduced its ownership percentage in a property. Under this method, a receivable or liability is recorded to the extent that an underproduced or overproduced position in a well cannot be recouped through the production of remaining reserves. At September 30, 2018 and 2017, the Company had no material natural gas imbalances.

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from purchasers of oil, NGL and natural gas or operators of the oil and natural gas properties. Oil, NGL and natural gas sales receivables are generally unsecured. This industry concentration has the potential to impact our overall exposure to credit risk, in that the purchasers of our oil, NGL and natural gas and the operators of the properties in which we have an interest may be similarly affected by changes in economic, industry or other conditions. During 2018, 2017 and 2016 the Company did not have any bad debt expense. The Company’s allowance for uncollectible accounts as of the Balance Sheet dates was not material.

(66)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Oil and Natural Gas Producing Activities

The Company follows the successful efforts method of accounting for oil and natural gas producing activities. Intangible drilling and other costs of successful wells and development dry holes are capitalized and amortized. The costs of exploratory wells are initially capitalized, but charged against income, if and when the well does not reach commercial production levels. Oil and natural gas mineral and leasehold costs are capitalized when incurred.

It is common business practice in the petroleum industry to prepay drilling costs before spudding a well. The Company frequently fulfills these prepayment requirements with cash payments, but at times will utilize letters of credit to meet these obligations. As of September 30, 2018, the Company had no outstanding letters of credit.

Leasing of Mineral Rights

When the Company leases its mineral acreage to a third-party company, it retains a royalty interest in any future revenues from the production and sale of oil, NGL or natural gas, and often receives an up-front, non-refundable, cash payment (lease bonus) in addition to the retained royalty interest. A royalty interest does not bear any portion of the cost of drilling, completing or operating a well; these costs are borne by the working interest owners. The Company sometimes leases only a portion of its mineral interest in a tract. The Company retains the right to participate as a working interest owner with the remainder.

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

Derivatives

The Company has entered into fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. These contracts cover only a portion of the Company’s oil and natural gas production and provide only partial price protection against declines in oil and natural gas prices. These derivative instruments expose the Company to risk of financial loss and may limit the benefit of future increases in prices. All of the Company’s derivative contracts at September 30, 2018 and 2017, were with Bank of Oklahoma and are secured under its credit facility with Bank of Oklahoma. The derivative instruments have settled or will settle based on the prices below.

(67)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Derivative contracts in place as of September 30, 2018

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.35 ceiling
January - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.75 floor / $3.30 ceiling
April - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$2.80 floor / $3.15 ceiling
Natural gas fixed price swaps
January - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$3.080
April - December 2018	40,000 Mmbtu	NYMEX Henry Hub	$2.910
July - December 2018	100,000 Mmbtu	NYMEX Henry Hub	$2.835
July - December 2018	100,000 Mmbtu	NYMEX Henry Hub	$2.925
July - December 2018	50,000 Mmbtu	NYMEX Henry Hub	$2.988
July 2018 - March 2019	50,000 Mmbtu	NYMEX Henry Hub	$3.065
January - July 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.867
Oil costless collars
January - December 2018	2,000 Bbls	NYMEX WTI	$47.50 floor / $52.50 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$48.00 floor / $53.25 ceiling
January - December 2018	2,000 Bbls	NYMEX WTI	$50.00 floor / $55.75 ceiling
July - December 2018	3,000 Bbls	NYMEX WTI	$50.00 floor / $58.00 ceiling
January - June 2019	2,000 Bbls	NYMEX WTI	$55.00 floor / $63.45 ceiling
January - December 2019	1,000 Bbls	NYMEX WTI	$50.00 floor / $60.00 ceiling
January - December 2019	2,000 Bbls	NYMEX WTI	$60.00 floor / $69.25 ceiling
July - December 2019	3,000 Bbls	NYMEX WTI	$60.00 floor / $70.75 ceiling
January - June 2020	2,000 Bbls	NYMEX WTI	$60.00 floor / $67.00 ceiling
Oil fixed price swaps
January - December 2018	3,000 Bbls	NYMEX WTI	$50.72
January - December 2018	2,000 Bbls	NYMEX WTI	$52.02
April - December 2018	4,000 Bbls	NYMEX WTI	$54.14
July - December 2018	2,000 Bbls	NYMEX WTI	$58.20
January - June 2019	2,000 Bbls	NYMEX WTI	$59.69
January - June 2019	2,000 Bbls	NYMEX WTI	$57.15
January - June 2019	3,000 Bbls	NYMEX WTI	$58.02
January - December 2019	1,000 Bbls	NYMEX WTI	$56.15
January - December 2019	2,000 Bbls	NYMEX WTI	$56.71
January - December 2019	1,000 Bbls	NYMEX WTI	$58.56
July - December 2019	2,000 Bbls	NYMEX WTI	$56.85

(68)

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

(69)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

The Company has elected not to complete the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $3,414,016 as of September 30, 2018, and a net asset of $516,159 as of September 30, 2017. Realized and unrealized gains and (losses) are recorded in gains (losses) on derivative contracts on the Company’s Statement of Operations. The portion of the gain (loss) on derivatives settled in cash for 2018, 2017 and 2016 was $1,001,893 (net paid), $305,410 (net received) and $4,552,680 (net received), respectively.

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on, or termination of, any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Balance Sheets. The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Balance Sheets at September 30, 2018, and September 30, 2017. The Company has offset all amounts subject to master netting agreements in the Company's Balance Sheets at September 30, 2018, and September 30, 2017.

	9/30/2018			9/30/2017
	Fair Value			Fair Value
	Commodity Contracts			Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$42,150	$3,106,196	$349,970	$735,702	$190,778	$9,439	$38,204
Offsetting adjustments	(42,150)	(42,150)	-	(190,778)	(190,778)	(9,439)	(9,439)
Net presentation on Balance Sheets	$-	$3,064,046	$349,970	$544,924	$-	$-	$28,765

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

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with

(70)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:

Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity fixed-price swaps and, as of the fourth quarter of 2018, commodity options (i.e. price collars).

The Company uses an option pricing valuation model for option derivative contracts that considers various inputs including: future prices, time value, volatility factors, counterparty credit risk and current market and contractual prices for the underlying instruments. The values calculated are then compared to the values given by counterparties for reasonableness.

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and unobservable (or less observable) from objective sources (supported by little or no market activity).

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement at September 30, 2018
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(2,317,069)	$-	$(2,317,069)
Derivative Contracts - Collars	$-	$(1,096,947)	$-	$(1,096,947)

	Fair Value Measurement at September 30, 2017
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$364,606	$-	$364,606
Derivative Contracts - Collars	$-	$-	$151,553	$151,553

(71)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

A reconciliation of the Company’s derivative contracts classified as Level 3 measurements is presented below.

Derivatives
Net Asset (Liability) Balance of Level 3 as of October 1, 2017	$151,553
Total gains or (losses):
Included in earnings	(877,307)
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	(371,193)
Transfers in and out of Level 3 (i)	1,096,947
Net Asset (Liability) Balance of Level 3 as of September 30, 2018	$-

(i)

During the fourth quarter of 2018, we transferred $1,096,947 of derivative collars out of Level 3 hierarchy, into Level 2 hierarchy as a result of our ability to obtain volatility inputs from direct observable sources.

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Year Ended September 30,
	2018		2017		2016
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$-	$-	$567,077	$662,990	$9,877,905	$12,001,271

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

At September 30, 2018, and September 30, 2017, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short term maturities of those instruments. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

(72)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Properties and Equipment

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

Non-producing oil and natural gas properties include non-producing minerals, which had a net book value of $8,025,015 and $3,079,008 at September 30, 2018 and 2017, respectively, consisting of perpetual ownership of mineral interests in several states, with 91% of the acreage in Arkansas, New Mexico, North Dakota, Oklahoma and Texas. As mentioned, these mineral rights are perpetual and have been accumulated over the 92-year life of the Company. There are approximately 198,360 net acres of non-producing minerals in more than 6,749 tracts owned by the Company. An average tract contains approximately 29 acres, and the average cost per acre is $62. Since inception, the Company has continually generated an interest in several thousand oil and natural gas wells using its ownership of the fee mineral acres as an ownership basis. There continues to be significant drilling and leasing activity on these mineral interests each year. Non-producing minerals are being amortized straight-line over a 33-year period. These assets are considered a long-term investment by the Company, as they do not expire (as do oil and natural gas leases). Given the above, management concluded that a long-term amortization was appropriate and that 33 years, based on past history and experience, was an appropriate period. Due to the fact that the minerals consist of a large number of properties, whose costs are not individually significant, and because virtually all are in the Company’s core operating areas, the minerals are being amortized on an aggregate basis.

Impairment

The Company recognizes impairment losses for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted cash flow as estimated by the Company or fair value (sales price) less cost to sell if the property is held for sale. The Company's estimate of fair value of its oil and natural gas properties at September 30, 2018, is based on the best information available as of that date, including estimates of forward oil, NGL and natural gas prices and costs. The Company’s oil and natural gas properties were reviewed for impairment on a field-by-field basis, resulting in the recognition of impairment provisions of $0, $662,990 and $12,001,271 for 2018, 2017 and 2016, respectively. A further reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

(73)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Divestitures

During the 2018 fiscal year, the Company sold 324 non-core marginal wells for $1,085,137 and recorded a loss on the sales of $660,597. The total net book value that was removed from the Balance Sheets due to these sales was approximately $1.7 million. The loss on sales was included in the Loss (gain) on asset sales and other line of the Statements of Operations. All of the wells included in the Assets held for sale line item on the Balance Sheets at September 30, 2017, were sold during the first quarter of 2018.

Acquisitions

During the 2018 fiscal year, the Company acquired mineral acreage in the cores of the Bakken in North Dakota and the STACK and SCOOP plays in Oklahoma. The Company acquired a total of 4,306 net mineral acres for $11.3 million or an average of approximately $2,600 per net mineral acre. These mineral purchases were accounted for as asset acquisitions.

Capitalized Interest

During 2018, 2017 and 2016, interest of $89,023, $168,351 and $24,929, respectively, was included in the Company’s capital expenditures. Interest of $1,748,101, $1,275,138 and $1,344,619, respectively, was charged to expense during those periods. Interest is capitalized using a weighted average interest rate based on the Company’s outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the unit-of-production method.

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

The following table shows the activity for the years ended September 30, 2018 and 2017, relating to the Company’s asset retirement obligations:

	2018	2017
Asset retirement obligations as of beginning of the year	$3,196,889	$2,958,048
Wells acquired or drilled	17,215	114,766
Wells sold or plugged	(542,892)	(548,634)
Revisions in estimated cash flows	-	536,536
Accretion of discount	138,166	136,173
Asset retirement obligations as of end of the year	$2,809,378	$3,196,889

(74)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

The revisions in estimated cash flows in fiscal 2017 were due to increased plugging charges noted recently that were higher than previously estimated. As a non-operator, we do not control the plugging of wells in which we have a working interest and are not involved in the negotiation of the terms of the plugging contracts. Our estimate relies on information that we can gather from outside sources as well as relevant information that we receive directly from operators.

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

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2018 and 2017, there were no such costs accrued.

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

Restricted stock awards to officers provide for cliff vesting at the end of three years from the date of the awards. These restricted stock awards can be granted based on service time only (non-performance based) or subject to certain share price performance standards (performance

(75)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

based). Restricted stock awards to the non-employee directors provide for quarterly vesting during the calendar year of the award. The fair value of the awards on the grant date is ratably expensed over the vesting period in accordance with accounting guidance.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of September 30, 2018, we have completed our estimates accounting for the tax effects of enactment of the Act. Based on these estimates, we recognized an amount which is included as a component of income tax expense (benefit) from continuing operations.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was $12,464,000 income tax benefit.

The Company has a year end of September 30. Because this differs from a calendar year end, we have calculated the current year’s federal tax provision using a blended rate of 24.53% to adjust for one quarter of our fiscal year being under the old rate of 35% and the remaining three quarters being under the new rate of 21%. The impact of using a blended rate versus the old rate in the current year resulted in a federal tax benefit of $198,581.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or

(76)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the year ended September 30, 2018, was a 672% benefit as compared to a 16% provision for the year ended September 30, 2017.

The threshold for recognizing the financial statement effect of a tax position is when it is more likely than not, based on the technical merits, that the position will be sustained by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Subject to statutory exceptions that allow for a possible extension of the assessment period, the Company is no longer subject to U.S. federal, state, and local income tax examinations for fiscal years prior to 2015.

The Company includes interest assessed by the taxing authorities in interest expense and penalties related to income taxes in general and administrative expense on its Statements of Operations. For fiscal September 30, 2018, 2017 and 2016, the Company’s interest and penalties was not material. The Company does not believe it has any significant uncertain tax positions.

Adoption of New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, which changed the definition of a business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. If it’s not met, the entity evaluates whether the set meets the definition of a business. The new definition requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU was applied prospectively to transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company early adopted ASU 2017-01 during the third quarter ended June 30, 2018.

New Accounting Pronouncements yet to be Adopted

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The guidance is effective for us beginning October 1, 2019, including interim periods within the fiscal year. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-

(77)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are assessing the potential impact that this update will have on our financial statements.

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

The Company has completed its evaluation of the impact of the new standard and related interpretive guidance on its financial statements, accounting policies, internal controls, and disclosures. Based on our assessments, the standard is not expected to have a material effect on the timing or measurement of the Company's revenue recognition or its financial position, results of operations, net income, or cash flows, but is expected to have an impact on the Company's revenue-related disclosures and internal controls over financial reporting.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(78)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

2. COMMITMENTS

The Company leases office space in Oklahoma City, Oklahoma, under the terms of an operating lease expiring in April 2020. Future minimum rental payments under the terms of the lease are $210,273, $122,659 and $0 in 2019, 2020 and 2021, respectively. Total rent expense incurred by the Company was $215,803 in 2018, $206,366 in 2017 and $202,083 in 2016.

3. INCOME TAXES

The Company’s provision (benefit) for income taxes is detailed as follows:

	2018	2017	2016
Current:
Federal	$204,000	$314,000	$2,166,000
State	20,000	-	83,000
	224,000	314,000	2,249,000
Deferred:
Federal	(13,240,000)	390,000	(8,597,000)
State	277,000	(15,000)	(1,363,000)
	(12,963,000)	375,000	(9,960,000)
	$(12,739,000)	$689,000	$(7,711,000)

The difference between the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to income before provision (benefit) for income taxes is analyzed below for the years ended September 30:

	2018	2017	2016
Provision (benefit) for income taxes at statutory rate	$465,253	$1,477,327	$(6,299,259)
Percentage depletion	(577,780)	(570,801)	(395,649)
State income taxes, net of federal provision (benefit)	36,980	3,900	(683,800)
Effect of graduated rates	-	85,644	(86,745)
Restricted stock tax benefit	(69,000)	(238,000)	-
Deferred directors compensation benefit	(134,000)	(79,000)	-
Law change (a)	(12,464,000)	-	-
Other	3,547	9,930	(245,547)
	$(12,739,000)	$689,000	$(7,711,000)

(79)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

(a)	This is the tax effect of the Tax Cuts and Jobs Act (enacted in December 2017) on our deferred tax liabilities. This Act reduced the U.S. federal corporate tax rate from 35% to 21%.

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following at September 30:

	2018	2017
Deferred tax liabilities:
Financial basis in excess of tax basis, principally intangible drilling costs capitalized for financial purposes and expensed for tax purposes	$24,560,165	$38,185,387
Derivative contracts	-	200,786
	24,560,165	38,386,173
Deferred tax assets:
State net operating loss carry forwards	551,435	655,741
AMT credit carry forwards	2,936,457	3,499,320
Deferred directors' compensation	725,971	1,295,333
Restricted stock expense	249,610	411,019
Derivative contracts	878,767	-
Statutory depletion carry forwards	-	634,405
Other	1,129,918	839,348
	6,472,158	7,335,166
Net deferred tax liabilities	$18,088,007	$31,051,007

At September 30, 2018, the Company had a deferred tax asset of $497,752 related to Oklahoma state income tax net operating loss (OK NOL) carry forwards expiring from 2031 to 2037. There is no valuation allowance for the OK NOL’s, as management believes they will be utilized before they expire.

The AMT carry forwards do not have an expiration date. The corporate alternative minimum tax was repealed by The Tax Cuts and Jobs Act (enacted on December 22, 2017). Taxpayers with AMT credit carryovers can use the credits to offset regular tax liability for any taxable year. In addition, the AMT credit is refundable in any taxable year beginning after 2017 and before 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, the Company’s entire AMT credit carryforward amounts are fully refundable by 2023.

4. LONG-TERM DEBT

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2022. The credit facility is subject to a semi-annual borrowing base determination,

(80)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties with a net book value of $135,994,289 at September 30, 2018. The interest rate is based on BOK prime plus from 0.50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At September 30, 2018, the effective interest rate was 4.34%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their sole discretion, believe that there has been a material change in the value of the Company’s oil and natural gas properties. The borrowing base for the credit facility was redetermined in July 2018 by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants, which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of treasury stock. The loan agreement sets limits on dividend payments and stock repurchases if those payments would cause the leverage ratio to go above 2.75 to 1.0. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing 12 months as defined by bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from earnings) of no more than 4.0 to 1.0. At September 30, 2018, the Company was in compliance with the covenants of the loan agreement and had $29,000,000 of availability under its outstanding credit facility.

5. STOCKHOLDERS’ EQUITY

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in May 2018, the board of directors approved to continue to allow management to repurchase up to $1.5 million of the Company’s common stock at their discretion. The repurchase of an additional $1.5 million of the Company’s common stock continues to be authorized and approved effective when the previous amount is utilized. The Board added language to clarify that this is intended to be an evergreen provision. The number of shares allowed to be purchased by the Company under the repurchase program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. As of September 30, 2018, $1,219,228 had been spent to purchase 63,404 shares. The shares are held in treasury and are accounted for using the cost method.

(81)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

6. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share.

	Year ended September 30,
	2018	2017	2016
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$14,635,669	$3,531,933	$(10,286,884)
Denominator for basic and diluted earnings per share:
Weighted average shares (including for 2018, 2017 and 2016, unissued, vested directors' shares of 205,736, 253,603 and 263,057, respectively)	16,952,664	16,900,185	16,840,856

7. EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s ESOP was established in 1984 and is a tax qualified, defined contribution plan that serves as the sole retirement plan for all its employees to which the Company makes contributions. Company contributions are made at the discretion of the Board and, to date, all contributions have been made in shares of Company Common Stock. The Company contributions are allocated to all ESOP participants in proportion to their compensation for the plan year, and 100% vesting occurs after three years of service. Any shares that do not vest are treated as forfeitures and are distributed among other vested employees. For contributions of Common Stock, the Company records as expense the fair market value of the stock contributed. Compensation expense is equal to the contributions for each year. The 247,667 shares of the Company’s Common Stock held by the plan as of September 30, 2018, are allocated to individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings-per-share computations and receive dividends.

Contributions to the plan consisted of:

Year	Shares	Amount
2018	20,632	$382,174
2017	13,125	$312,380
2016	11,418	$200,158

8. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Annually, independent directors may elect to be included in the Panhandle Oil and Gas Inc. Deferred Directors’ Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides that each independent director may individually elect to be credited with future unissued shares of Company Common Stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees, and may elect to receive shares, when issued, over annual time periods up to ten years. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers. Only

(82)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

upon a director’s retirement, termination, death, or a change-in-control of the Company will the shares recorded for such director under the Plan be issued to the director. The promise to issue such shares in the future is an unsecured obligation of the Company. As of September 30, 2018, there were 212,574 shares (261,846 shares at September 30, 2017) recorded under the Plan. The deferred balance outstanding at September 30, 2018, under the Plan was $2,950,405 ($3,459,909 at September 30, 2017). Expenses totaling $301,715, $358,658 and $329,465 were charged to the Company’s results of operations for the years ended September 30, 2018, 2017 and 2016, respectively, and are included in general and administrative expense in the accompanying Statement of Operations.

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

In December 2010, the Company also began awarding shares of the Company’s Common Stock, subject to certain share price performance standards (performance based), as restricted stock to certain officers. Vesting of these shares is based on the performance of the market price of the Common Stock over the vesting period. The fair value of the performance shares was estimated on the grant date using a Monte Carlo valuation model that factors in information, including the expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance shares. Compensation expense for the performance shares is a fixed amount determined at the grant date and is recognized over the vesting period regardless of whether performance shares are awarded at the end of the vesting period. Should the awards vest, they are expected to be issued out of shares held in treasury.

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

(83)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

compensation expense ratably over the vesting period. Upon vesting, shares are expected to be issued out of shares held in treasury.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur.

The following table summarizes the Company’s pre-tax compensation expense for the years ended September 30, 2018, 2017 and 2016, related to the Company’s performance based and non-performance based restricted stock.

	Year Ended September 30,
	2018	2017	2016
Performance based, restricted stock	$276,272	$233,122	$390,655
Non-performance based, restricted stock	379,142	364,818	390,824
Total compensation expense	$655,414	$597,940	$781,479

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$321,389	1.79
Non-performance based, restricted stock	274,666	1.50
Total	$596,055

Upon vesting, shares are expected to be issued out of shares held in treasury.

(84)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

A summary of the status of unvested shares of restricted stock awards and changes is presented below:

	Performance Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value	Non- Performance Based Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of September 30, 2015	112,251	$9.20	39,966	$16.56

Granted	40,446	9.32	26,478	16.37
Vested	(10,197)	7.59	(23,433)	16.91
Forfeited	(28,083)	7.59	-	-
Unvested shares as of September 30, 2016	114,417	$9.78	43,011	$16.25

Granted	20,531	14.27	16,426	24.41
Vested	(34,672)	8.07	(28,449)	18.02
Forfeited	(1,186)	8.07	(5,991)	17.04
Unvested shares as of September 30, 2017	99,090	$11.33	24,997	$19.41

Granted	29,099	11.34	19,918	20.77
Vested	(35,485)	12.18	(16,248)	19.34
Forfeited	-	-	-	-
Unvested shares as of September 30, 2018	92,704	$11.00	28,667	$20.40

The intrinsic value of the vested shares in 2018 was $1,047,761.

10. INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES

Virtually all oil and natural gas producing activities of the Company are conducted within the contiguous United States (principally in Arkansas, Oklahoma and Texas) and represent substantially all of the business activities of the Company.

The following table shows sales, by percentage, through various operators/purchasers during 2018, 2017 and 2016.

	2018	2017	2016
Company A	24%	18%	23%
Company B	16%	3%	3%
Company C	11%	8%	2%
Company D	7%	13%	12%

(85)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

11. SUPPLEMENTARY INFORMATION ON OIL, NGL AND NATURAL GAS RESERVES (UNAUDITED)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil and natural gas properties and related accumulated depreciation, depletion and amortization as of September 30 is as follows:

	2018	2017
Producing properties	$427,448,584	$434,571,516
Non-producing minerals	12,378,395	7,243,802
Non-producing leasehold	185,124	185,125
Exploratory wells in progress	-	-
	440,012,103	442,000,443
Accumulated depreciation, depletion and amortization	(242,169,604)	(245,640,247)
Net capitalized costs	$197,842,499	$196,360,196

Costs Incurred

For the years ended September 30, the Company incurred the following costs in oil and natural gas producing activities:

	2018	2017	2016
Property acquisition costs	$11,409,673	$20,190	$-
Exploration costs	-	-	21,049
Development costs	10,291,476	25,382,377	5,075,710
	$21,701,149	$25,402,567	$5,096,759

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

(86)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

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

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, calculated the Company’s oil, NGL and natural gas reserves as of September 30, 2018, 2017 and 2016.

The Company’s net proved oil, NGL and natural gas reserves, which are located in the contiguous United States, as of September 30, 2018, 2017 and 2016, have been estimated by the Company’s Independent Consulting Petroleum Engineering Firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

All of the reserve estimates are reviewed and approved by our Vice President of Operations, Freda Webb, who reports directly to our President and CEO. Ms. Webb holds a Bachelor of Science Degree in Mechanical Engineering from the University of Oklahoma, a Master of Science Degree in Petroleum Engineering from the University of Southern California and a Professional Engineering License in Petroleum Engineering in the State of Oklahoma. Ms. Webb has more than 35 years of experience in the oil and gas industry. Before joining the Company, she was sole proprietor of a consulting petroleum engineering firm and a mineral acquisition company. Ms. Webb held various positions of increasing responsibility at Southwestern Energy Company and Occidental Petroleum Corporation, with reservoir

(87)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

engineering assignments in several field locations across the United States. She is an active member of the Society of Petroleum Engineers (SPE).

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

For depletion-type reservoirs or those whose performance disclosed a reliable decline in producing-rate trends or other diagnostic characteristics, reserves were estimated by the application of appropriate decline curves or other performance relationships. In the analyses of production-decline curves, reserves were estimated only to the limits of economic production or to the limit of the production licenses, as appropriate.

Accordingly, these estimates should be expected to change, and such changes could be material and occur in the near term as future information becomes available.

(88)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Net quantities of proved, developed and undeveloped oil, NGL and natural gas reserves are summarized as follows:

	Proved Reserves
	Oil	NGL	Natural Gas	Total
	(Barrels)	(Barrels)	(Mcf)	Bcfe
September 30, 2015	7,038,430	2,920,600	120,214,044	180.0

Revisions of previous estimates	(1,552,010)	(1,192,143)	(47,068,144)	(63.5)
Acquisitions (divestitures)	-	-	-	-
Extensions, discoveries and other additions	303,922	65,306	16,864,075	19.1
Production	(364,252)	(171,060)	(8,284,377)	(11.5)
September 30, 2016	5,426,090	1,622,703	81,725,598	124.0

Revisions of previous estimates	253,481	407,250	13,651,501	17.6
Acquisitions (divestitures)	(37,724)	(12,953)	(669,064)	(1.0)
Extensions, discoveries and other additions	178,497	541,557	34,681,614	39.0
Production	(310,677)	(173,858)	(8,194,529)	(11.1)
September 30, 2017	5,509,667	2,384,699	121,195,120	168.6

Revisions of previous estimates	(1,407,995)	303,728	(29,247)	(6.7)
Acquisitions (divestitures)	236,690	24,765	(1,782,949)	(0.2)
Extensions, discoveries and other additions	1,982,624	476,174	9,400,374	24.2
Production	(336,564)	(255,176)	(8,721,262)	(12.3)
September 30, 2018	5,984,422	2,934,190	120,062,036	173.6

The prices used to calculate reserves and future cash flows from reserves for oil, NGL and natural gas, respectively, were as follows: September 30, 2018 - $62.86/Bbl, $26.13/Bbl, $2.56/Mcf; September 30, 2017 - $46.31/Bbl, $17.55/Bbl, $2.81/Mcf; September 30, 2016 - $36.77/Bbl, $12.22/Bbl, $1.97/Mcf.

The revisions of previous estimates from 2017 to 2018 were primarily the result of:

•

Negative pricing revisions of 2.4 Bcfe, primarily resulting from gas wells currently projected to reach their projected economic limits earlier than projected in 2017 due to lower natural gas prices in 2018 relative to 2017; proved developed revisions of 1.7 Bcfe and PUD revisions of 0.7 Bcfe.

(89)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

•

Negative performance revisions of 4.2 Bcfe. Proved developed revisions were positive 7.6 Bcfe, principally due to better well performance from high-interest wells drilled in 2017 in the Anadarko Basin Woodford and southeastern Oklahoma Woodford. Proved undeveloped negative revisions of 11.8 Bcfe are a result of a delayed Eagle Ford drilling program in 2018 which resulted in removal of wells that are no longer projected to be developed within 5 years from the date they were added due to unanticipated drilling delays. However, the Eagle Ford drilling program is now underway.

Acquisitions and divestitures were the result of:

•	The sale of 2.8 Bcfe in marginal properties located in northwestern Oklahoma and Kearny County, Kansas.
•	The acquisition of 2.6 Bcfe, predominately in the active drilling program of the Bakken in North Dakota; 1.4 Bcfe proved developed and 1.2 Bcfe proved undeveloped.

Extensions, discoveries and other additions from 2017 to 2018 are principally attributable to:

•	Proved developed reserve extensions, discoveries and other additions of 3.7 Bcfe resulting from:
a)

The Company’s working and royalty interest ownership in ongoing development of unconventional oil, NGL and natural gas utilizing extended horizontal drilling in the Woodford Shale in the Anadarko Basin and southeastern Oklahoma.

b)

The Company’s working and royalty interest ownership in ongoing development of unconventional oil, NGL and natural gas utilizing horizontal drilling in the STACK Meramec play in the Anadarko Basin in western Oklahoma.

c)	The Company’s royalty interest ownership in ongoing development of conventional and unconventional oil, NGL and natural gas utilizing horizontal drilling in the Permian Basin of New Mexico and Texas.
•

The addition of 20.4 Bcfe of PUD reserves primarily within the Company’s active drilling program areas of 1) the Anadarko Basin Woodford Shale in western Oklahoma, 2) the Anadarko Basin STACK Meramec in western Oklahoma and 3) the current drilling program of the Eagle Ford Shale in Texas.

(90)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

	Proved Developed Reserves			Proved Undeveloped Reserves
	Oil	NGL	Natural Gas	Oil	NGL	Natural Gas
	(Barrels)	(Barrels)	(Mcf)	(Barrels)	(Barrels)	(Mcf)
September 30, 2016	1,980,519	1,095,256	62,929,047	3,445,571	527,447	18,796,551
September 30, 2017	2,201,528	1,768,425	87,861,043	3,308,139	616,274	33,334,077
September 30, 2018	2,334,587	2,085,706	83,151,954	3,649,835	848,484	36,910,082

The following details the changes in proved undeveloped reserves for 2018 (Mcfe):

Beginning proved undeveloped reserves	56,880,555
Proved undeveloped reserves transferred to proved developed	(2,158,716)
Revisions	(12,456,931)
Extensions and discoveries	20,413,545
Purchases	1,221,543
Ending proved undeveloped reserves	63,899,996

Beginning PUD reserves were 56.9 Bcfe. A total of 2.2 Bcfe (4% of the beginning balance) was transferred to proved developed during 2018. In the last two years, 41% of the beginning PUD reserves were transferred to proved developed. The 12.5 Bcfe (22% of the beginning balance) of negative revisions to PUD reserves were pricing revisions of 0.7 Bcfe and performance revision of 11.8 Bcfe, predominately resulting from the removal of oil, NGL and natural gas reserves associated with Eagle Ford wells that are no longer projected to be developed within 5 years from the date they were added due to a delayed drilling program in 2018. We anticipate that all the Company’s current PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves, which are no longer projected to be drilled within five years from the date they were added to PUD reserves, will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions. The Company added 20.4 Bcfe of PUD reserves in 2018 primarily within the Company’s active drilling program areas of 1) the Anadarko Basin Woodford Shale in western Oklahoma, 2) the Anadarko Basin STACK Meramec in western Oklahoma and 3) the current drilling program of the Eagle Ford Shale in Texas. These additions result from continuing development and additional well performance data in each of the referenced plays. Of the 2018 PUD adds, 1.2 Bcfe was drilling or completing at year-end.

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

(91)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

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

	2018	2017	2016
Future cash inflows	$759,899,074	$637,509,599	$380,263,695
Future production costs	(259,413,766)	(256,193,675)	(182,948,045)
Future development and asset retirement costs	(89,518,449)	(93,133,683)	(72,431,842)
Future income tax expense	(95,872,182)	(102,193,819)	(38,674,100)
Future net cash flows	315,094,677	185,988,422	86,209,708

10% annual discount	(158,768,823)	(105,155,847)	(56,439,589)
Standardized measure of discounted future net cash flows	$156,325,854	$80,832,575	$29,770,119

(92)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

Changes in the standardized measure of discounted future net cash flows are as follows:

	2018	2017	2016
Beginning of year	$80,832,575	$29,770,119	$81,591,211
Changes resulting from:
Sales of oil, NGL and natural gas, net of production costs	(32,836,007)	(25,783,055)	(16,749,632)
Net change in sales prices and production costs	47,533,281	37,186,619	(86,198,778)
Net change in future development and asset retirement costs	1,580,942	(7,939,156)	21,636,258
Extensions and discoveries	34,667,557	38,582,908	11,640,704
Revisions of quantity estimates	(8,391,223)	15,282,587	(41,716,689)
Acquisitions (divestitures) of reserves-in-place	(307,472)	(962,667)	-
Accretion of discount	12,602,209	4,789,294	14,424,032
Net change in income taxes	(3,057,128)	(27,070,430)	44,533,277
Change in timing and other, net	23,701,120	16,976,356	609,736
Net change	75,493,279	51,062,456	(51,821,092)
End of year	$156,325,854	$80,832,575	$29,770,119

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations.

	Fiscal 2018
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$12,490,526	$11,421,258	$9,557,937	$11,564,543
Income (loss) before provision for income taxes	$1,074,939	$1,046,176	$(984,093)	$759,647
Net income (loss)	$13,784,939	$1,070,176	$(775,093)	$555,647
Earnings (loss) per share	$0.81	$0.06	$(0.05)	$0.04

	Fiscal 2017
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$7,036,643	$13,964,288	$12,437,186	$12,896,932
Income (loss) before provision for income taxes	$(3,345,392)	$4,273,433	$1,827,758	$1,465,134
Net income (loss)	$(2,238,392)	$3,470,433	$1,260,758	$1,039,134
Earnings (loss) per share	$(0.13)	$0.21	$0.07	$0.06

(93)

Panhandle Oil and Gas Inc.

Notes to Financial Statements (continued)

13. SUBSEQUENT EVENTS (AUDITED)

On November 30, 2018, the Company closed on a mineral acreage sale of 206 net mineral acres in Lea and Eddy Counties, New Mexico. The sale price was $9.3 million or approximately $45,000 per acre. The proceeds will initially be used to reduce the Company’s bank debt. This sale represents 0.08% of the Company’s total net mineral acreage position, 0.7% of total production and 0.9% of total revenues for fiscal year 2018. This sale also includes 1.2% of our total proved reserves as of September 30, 2018.

These minerals had no net book value at September 30, 2018, and the total value received less any post-closing adjustments will be a gain on the sale of assets in the Company’s first quarter of 2019.

(94)

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

(b)       MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including the President/CEO and Vice President/CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2018.

(c)       CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter ended September 30, 2018, or subsequent to the date the assessment was completed.

ITEM 9B	OTHER INFORMATION

None

(95)

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

(96)

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

The Company has omitted all schedules because the conditions requiring their filing do not exist or because the required information appears in the Company’s Financial Statements, including the notes to those statements.

EXHIBITS

(3)

Amended Certificate of Incorporation (incorporated by reference to Exhibit attached to Form 10 filed January 27, 1980, and to Forms 8-K dated June 1, 1982, December 3, 1982, to Form 10-QSB dated March 31, 1999, and to Form 10-Q dated March 31, 2007)

By-Laws as amended (incorporated by reference to Forms 8-K dated October 31, 1994, February 24, 2006, October 29, 2008, August 2, 2011, December 11, 2013, January 19, 2017, and April 3, 2018)
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

(10.3)	Amended and Restated Credit Agreement dated November 25, 2013 (incorporated by reference to Form 10-K dated December 11, 2013)
(10.4)	Second Amendment to Amended and Restated Credit Agreement and Joinder dated June 17, 2014 (incorporated by reference to Form 8-K dated June 19, 2014)
(10.5)	Third Amendment to Amended and Restated Credit Agreement and Joinder dated December 8, 2016 (incorporated by reference to Form 10-K dated December 12, 2017)
(10.6)	Fourth Amendment to Amended and Restated Credit Agreement and Joinder dated October 25, 2017 (incorporated by reference to Form 8-K dated October 26, 2017)
(10.7)	Fifth Amendment to Amended and Restated Credit Agreement and Joinder dated July 2, 2018 (incorporated by reference to Form 8-K dated July 2, 2018)
(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges
(23.1)	Consent of Ernst & Young, LLP
(23.2)	Consent of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(97)

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Labels Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement

REPORTS ON FORM 8-K

Form 8-K dated November 6, 2018; item 8.01 – Other Events

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANHANDLE OIL AND GAS INC.

By: /s/ Paul F. Blanchard Jr.
Paul F. Blanchard Jr.
Chief Executive Officer

Date: December 11, 2018

(98)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Blanchard Jr. Paul F. Blanchard Jr.	President, Chief Executive Officer, Director	December 11, 2018

/s/Robb P. Winfield Robb P. Winfield	Vice President, Chief Financial Officer and Controller	December 11, 2018

/s/ Mark T. Behrman Mark T. Behrman	Director	December 11, 2018

/s/ Lee M. Canaan Lee M. Canaan	Director	December 11, 2018

/s/ Peter B. Delaney Peter B. Delaney	Director	December 11, 2018

/s/ Robert O. Lorenz Robert O. Lorenz	Director	December 11, 2018

/s/ Robert E. Robotti Robert E. Robotti	Director	December 11, 2018

/s/ Chad L. Stephens III Chad L. Stephens III	Lead Independent Director	December 11, 2018

(99)