Form 10-Q
period 2018-12-31
PANHANDLE OIL & GAS INC
filed 2019-02-07
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  December 31, 2018

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

Outstanding shares of Class A Common stock (voting) at February 7, 2019: 16,686,576

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

“G&A” general and administrative costs.

“GAAP” generally accepted accounting principles.

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

“WTI” West Texas Intermediate.

Fiscal year references

All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2019 mean the fiscal year ended September 30, 2019.

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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	December 31, 2018	September 30, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$455,793	$532,502
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	7,179,043	7,101,629
Refundable income taxes	787,318	33,165
Derivative contracts, net	2,469,628	-
Other	840,188	578,880
Total current assets	11,731,970	8,246,176

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	429,269,321	427,448,584
Non-producing oil and natural gas properties	12,525,688	12,563,519
Other	1,606,536	1,529,770
	443,401,545	441,541,873
Less accumulated depreciation, depletion and amortization	(247,016,105)	(243,257,472)
Net properties and equipment	196,385,440	198,284,401

Investments	187,575	219,109

Derivative contracts, net	322,537	-

Total assets	$208,627,522	$206,749,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$903,962	$881,130
Derivative contracts, net	-	3,064,046
Accrued liabilities and other	1,723,204	1,791,950
Total current liabilities	2,627,166	5,737,126

Long-term debt	41,500,000	51,000,000
Deferred income taxes, net	22,402,007	18,088,007
Asset retirement obligations	2,845,636	2,809,378
Derivative contracts, net	-	349,970

Stockholders' equity:
Class A voting common stock, $.0166 par value; 24,000,000 shares authorized, 16,897,306 issued at December 31, 2018, and 16,896,881 issued at September 30, 2018	281,509	281,502
Capital in excess of par value	2,824,283	2,824,691
Deferred directors' compensation	3,030,700	2,950,405
Retained earnings	136,655,096	125,266,945
	142,791,588	131,323,543
Less treasury stock, at cost; 210,730 shares at December 31, 2018, and 145,467 shares at September 30, 2018	(3,538,875)	(2,558,338)
Total stockholders' equity	139,252,713	128,765,205
Total liabilities and stockholders' equity	$208,627,522	$206,749,686

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2018	2017
Revenues:	(unaudited)
Oil, NGL and natural gas sales	$12,210,719	$12,887,419
Lease bonuses and rental income	514,557	96,959
Gains (losses) on derivative contracts	4,506,780	(493,852)
Gain on asset sales	9,096,938	-
	26,328,994	12,490,526
Costs and expenses:
Lease operating expenses	3,104,570	3,626,709
Production taxes	608,951	488,990
Depreciation, depletion and amortization	3,813,686	5,275,824
Interest expense	539,370	431,579
General and administrative	1,938,840	1,888,143
Loss on asset sales and other expense (income)	16,637	(295,658)
	10,022,054	11,415,587
Income (loss) before provision (benefit) for income taxes	16,306,940	1,074,939

Provision (benefit) for income taxes	3,571,000	(12,710,000)

Net income (loss)	$12,735,940	$13,784,939

Basic and diluted earnings (loss) per common share (Note 4)	$0.75	$0.81

Basic and diluted weighted average shares outstanding:
Common shares	16,745,076	16,685,032
Unissued, directors' deferred compensation shares	213,932	263,255
	16,959,008	16,948,287

Dividends declared per share of common stock and paid in period	$0.04	$0.04

Dividends declared per share of
common stock and to be paid in quarter ended March 31	$0.04	$0.04

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2018

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2018	16,896,881	$281,502	$2,824,691	$2,950,405	$125,266,945	(145,467)	$(2,558,338)	$128,765,205

Net income (loss)	-	-	-	-	12,735,940	-	-	12,735,940
Purchase of treasury stock	-	-	-	-	-	(74,457)	(1,140,559)	(1,140,559)
Restricted stock awards	-	-	159,469	-		-	-	159,469
Dividends ($.08 per share)	-	-	-	-	(1,347,789)	-	-	(1,347,789)
Distribution of restricted stock to officers and directors	425	7	(159,869)	-	-	9,194	160,022	160
Distribution of deferred directors' compensation	-	-	(8)	8	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	80,287	-	-	-	80,287
Balances at December 31, 2018	16,897,306	$281,509	$2,824,283	$3,030,700	$136,655,096	(210,730)	$(3,538,875)	$139,252,713
(unaudited)

Three Months Ended December 31, 2017

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539

Net income (loss)	-	-	-	-	13,784,939	-	-	13,784,939
Purchase of treasury stock	-	-	-	-	-	(13,404)	(272,100)	(272,100)
Issuance of treasury shares to ESOP	-	-	2,009	-	-	283	4,726	6,735
Restricted stock awards	-	-	194,050	-	-	-	-	194,050
Dividends ($.08 per share)	-	-	-	-	(1,347,608)	-	-	(1,347,608)
Distribution of restricted stock to officers and directors	-	-	(735,965)	-	-	44,065	736,699	734
Increase in deferred directors' compensation charged to expense	-	-	-	108,384	-	-	-	108,384
Balances at December 31, 2017	16,863,004	$280,938	$2,186,538	$3,568,293	$125,767,547	(154,044)	$(2,620,643)	$129,182,673
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2018	2017
Operating Activities	(unaudited)
Net income (loss)	$12,735,940	$13,784,939

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,813,686	5,275,824
Provision for deferred income taxes	4,314,000	(12,738,000)
Gain from leasing fee mineral acreage	(514,557)	(96,843)
Proceeds from leasing fee mineral acreage	528,374	98,692
Net (gain) loss on sales of assets	(9,096,938)	272,236
Directors' deferred compensation expense	80,287	108,384
Fair value of derivative contracts	(6,206,181)	851,036
Restricted stock awards	159,469	194,050
Other	7,163	(3,237)
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	(77,414)	229,701
Other current assets	(261,308)	(59,253)
Accounts payable	(2,971)	(86,404)
Income taxes receivable	(754,153)	24,574
Other non-current assets	28,899	(79,552)
Accrued liabilities	(744,553)	(577,564)
Total adjustments	(8,726,197)	(6,586,356)
Net cash provided by operating activities	4,009,743	7,198,583

Investing Activities
Capital expenditures	(1,445,939)	(4,984,880)
Acquisition of minerals and overrides	(423,000)	-
Investments in partnerships	-	5,393
Proceeds from sales of assets	9,096,938	557,750
Net cash provided (used) by investing activities	7,227,999	(4,421,737)

Financing Activities
Borrowings under debt agreement	3,832,557	8,272,575
Payments of loan principal	(13,332,557)	(10,094,795)
Purchases of treasury stock	(1,140,559)	(272,100)
Payments of dividends	(673,892)	(671,890)
Net cash provided (used) by financing activities	(11,314,451)	(2,766,210)

Increase (decrease) in cash and cash equivalents	(76,709)	10,636
Cash and cash equivalents at beginning of period	532,502	557,791
Cash and cash equivalents at end of period	$455,793	$568,427

Supplemental Schedule of Noncash Investing and Financing Activities:
Dividends declared and unpaid	$673,897	$675,718
Additions to asset retirement obligations	$5,371	$12,026

Gross additions to properties and equipment	$1,894,741	$4,287,096

Net (increase) decrease in accounts payable for properties and equipment additions	(25,802)	697,784
Capital expenditures and acquisitions	$1,868,939	$4,984,880

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

Certain amounts (loss (gain) on asset sales and other in the Statements of Operations) in the prior years have been reclassified to conform to the current year presentation.

Adoption of New Accounting Pronouncements

Revenue recognition and presentation – In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all previously existing revenue recognition guidance under U.S. GAAP. Subsequently, the FASB issued additional guidance to assist entities with implementation efforts, including the issuance of ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This new guidance became effective for reporting periods beginning after December 15, 2017. The Company adopted the new revenue recognition and presentation guidance on October 1, 2018, as required. See Note 2: Revenues for discussion of the adoption impact and the applicable disclosures required by the new guidance.

New Accounting Pronouncements yet to be Adopted

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases pursuant to an optional election) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance changed the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The guidance is effective for us beginning October 1, 2019, including interim periods within the fiscal year. Early application is permitted for all public business entities upon issuance, but the Company has chosen not to early adopt. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are assessing the potential impact that this standard will have on our financial statements.

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

(5)

NOTE 2: Revenues

Adoption of new revenue recognition and disclosure guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which generally requires an entity to identify performance obligations in its contracts, estimate the amount of consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. Additionally, the standard requires expanded disclosures related to revenue recognition.

Subsequent to the issuance of ASU 2014-09, the FASB issued additional guidance to assist entities with implementation efforts, including the issuance of ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), pertaining to the presentation of revenues on a gross basis (revenues presented separately from associated expenses) versus a net basis. This guidance requires an entity to record revenue on a gross basis if it controls a promised good or service before transferring it to a customer, whereas an entity shall record revenue on a net basis if its role is to arrange for another entity to provide the goods or services to a customer.

The Company adopted the new revenue recognition and presentation guidance on October 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements and utilizes a cumulative effect adjustment to retained earnings in the period of adoption to account for prior period effects rather than restating previously reported results. The Company chose to use the modified retrospective method upon adoption and has applied the guidance only to contracts that are not complete at the date of initial application. Adoption of the new guidance had no cumulative effect impact on the Company's retained earnings at October 1, 2018.

The standard did not have a material effect on the timing or measurement of the Company's revenue recognition or its financial position, results of operations, net income and cash flows. Additionally, the application of ASU 2016-08’s gross versus net presentation guidance did not impact the Company’s presentation of revenues and expenses. As the Company’s interests in oil and natural gas properties are non-operated interests or royalty interests, the Company evaluated its agreements with operators in connection with the ASC 606 principal versus agent indicators. Consistent with previous conclusions under ASC 605, the Company concluded that the operators act as an agent in the transfer of commodities to third party customers. This determination required judgment in the application of the guidance for principal versus agent under ASC 606.

Revenues from Contracts with Customers

Oil, NGL and natural gas sales

Sales of oil, NGL and natural gas are recognized at the point in time that control of the product is transferred to the customer and collectability of the sales price is reasonably assured. Oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. The price the Company receives for natural gas and NGL is tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality and heat content of natural gas, and prevailing supply and demand conditions, so that the price of natural gas fluctuates to remain competitive with other available natural gas supplies. These market indices are determined on a monthly basis. Each unit of commodity is considered a separate performance obligation, however, as consideration is variable, the Company utilizes the variable consideration allocation exception permitted under the standard to allocate the variable consideration to the specific units of commodity to which they relate.

Lease bonus income

The Company also earns revenue from lease bonuses. The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any oil, NGL or natural gas discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932, and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as a gain. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rentals line item on the Company’s Statements of Operations.

Oil and natural gas derivative contracts – See Note 9 for discussion of the Company’s accounting for derivative contracts.

(6)

Disaggregation of oil, NGL and natural gas revenues

The following table presents the disaggregation of the Company's oil, NGL and natural gas revenues for the three months ended December 31, 2018.

Three Months Ended
December 31, 2018
Oil revenue	$4,478,980
NGL revenue	1,454,835
Natural gas revenue	6,276,904
Oil, NGL and natural gas sales	$12,210,719

Performance obligations

The Company satisfies the performance obligations under its oil and natural gas sales contracts upon delivery of its production and related transfer of title to purchasers. Upon delivery of production, the Company has a right to receive consideration from its purchasers in amounts that correspond with the value of the production transferred.

Allocation of transaction price to remaining performance obligations

Oil, NGL and natural gas sales

As the Company has determined that each unit of product generally represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. The Company has utilized the practical expedient in ASC 606 which permits the Company to allocate variable consideration to one or more but not all performance obligations in the contract if the terms of the variable payment relate specifically to the Company’s efforts to satisfy that performance obligation and allocating the variable amount to the performance obligation is consistent with the allocation objective under ASC 606. Additionally, the Company will not disclose variable consideration subject to this practical expedient.

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Oil, NGL and natural gas sales receivables line item in the accompanying balance sheets. The difference between the Company's estimates and the actual amounts received for oil, NGL and natural gas sales is recorded in the quarter that payment is received from the third party. For the three months ended December 31, 2018, and December 31, 2017, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods was immaterial and considered a change in estimate.

NOTE 3: Income Taxes

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from excess federal and Oklahoma percentage depletion, which are permanent tax benefits. Excess percentage depletion, both federal and Oklahoma, can only be taken in the amount that it exceeds cost depletion which is calculated on a unit-of-production basis. Excess tax benefits and deficiencies of stock-based compensation are recognized as income tax expense (benefit) in the statement of operations.

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the

(7)

proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarter ended December 31, 2018, was a 22% provision as compared to a 1182% benefit for the quarter ended December 31, 2017.

NOTE 4: Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 5: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2022. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties (wellbore only) with a net book value of $133,361,948 at December 31, 2018. The interest rate is based on BOK prime plus from 0.50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At December 31, 2018, the effective interest rate was 4.63%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. On January 3, 2019, the borrowing base was redetermined by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined by the bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from earnings) of no more than 4.0 to 1.0. At December 31, 2018, the Company was in compliance with the covenants of the loan agreement and has $38,500,000 of availability under its outstanding credit facility.

NOTE 6: Deferred Compensation Plan for Non-Employee Directors

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

NOTE 7: Restricted Stock Plan

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

(8)

pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Effective in May 2018, the board of directors approved an amendment to the Company’s existing stock repurchase program. As amended, the Repurchase Program will continue to allow the Company to repurchase up to $1.5 million of the Company’s common stock at management’s discretion. The Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of the Company’s common stock is authorized and approved whenever the previous amount is utilized. In addition, the number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

On December 11, 2018, the Company awarded 12,044 non-performance based shares and 36,131 performance based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a three-year period and contains non-forfeitable rights to receive dividends and voting rights during the vesting period. Upon vesting, the performance based shares that do not meet the performance criteria are forfeited. The non-performance and performance based shares had a fair value on their award date of $189,332 and $297,621, respectively. The fair value for the non-performance and the performance based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the performance based shares on their award date is calculated by simulating the Company’s stock prices as compared to the Dow Jones Select Oil Exploration and Production Index (DJSOEP) prices utilizing a Monte Carlo model covering the performance period (December 11, 2018, through December 11, 2021).

On December 31, 2018, the Company awarded 11,290 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly over one year starting on March 31, 2019. The restricted stock contains non-forfeitable rights to receive dividends and to vote the shares during the vesting period. These non-performance based shares had a fair value on their award date of $174,995.

The following table summarizes the Company’s pre-tax compensation expense for the three months ended December 31, 2018 and 2017, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended
	December 31,
	2018	2017
Performance based, restricted stock	$63,537	$96,665
Non-performance based, restricted stock	95,932	97,385
Total compensation expense	$159,469	$194,050

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of December 31, 2018
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$555,473	2.29
Non-performance based, restricted stock	543,061	1.86
Total	$1,098,534

NOTE 8: Properties and Equipment

Divestitures

During the first quarter of 2019, the Company sold 206 net mineral acres and producing oil and gas properties, primarily located in Lea and Eddy Counties, New Mexico, to a private buyer for total net consideration of $9,096,938 and recorded a gain on the sale of $9,096,938. The cash from the sale was used to reduce the Company’s outstanding bank debt.

(9)

Acquisitions

During the first quarter of 2019, the Company acquired 45 net mineral acres (which include producing oil and gas properties) in the STACK play in Blaine County, Oklahoma, with undeveloped locations identified in both the Woodford and Meramac Shales for $423,000.

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

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For both the three months ended December 31, 2018 and 2017, the assessment resulted in no impairment provisions on producing properties. A significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

(10)

NOTE 9: Derivatives

The Company has entered into commodity price derivative agreements including fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. The Company’s derivative contracts are currently with Bank of Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under its credit facility with Bank of Oklahoma. The derivative contracts with Koch are unsecured. The derivative instruments have settled or will settle based on the prices below.

Derivative contracts in place as of December 31, 2018

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas fixed price swaps
July 2018 - March 2019	50,000 Mmbtu	NYMEX Henry Hub	$3.065
January - March 2019	100,000 Mmbtu	NYMEX Henry Hub	$3.460
January - June 2019	150,000 Mmbtu	NYMEX Henry Hub	$2.981
January - June 2019	100,000 Mmbtu	NYMEX Henry Hub	$3.310
January - June 2019	50,000 Mmbtu	NYMEX Henry Hub	$3.303
January - July 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.867
Oil costless collars
January - June 2019	2,000 Bbls	NYMEX WTI	$55.00 floor / $63.45 ceiling
January - December 2019	1,000 Bbls	NYMEX WTI	$50.00 floor / $60.00 ceiling
January - December 2019	2,000 Bbls	NYMEX WTI	$60.00 floor / $69.25 ceiling
July - December 2019	3,000 Bbls	NYMEX WTI	$60.00 floor / $70.75 ceiling
July 2019- June 2020	2,000 Bbls	NYMEX WTI	$65.00 floor / $76.15 ceiling
January - June 2020	2,000 Bbls	NYMEX WTI	$60.00 floor / $67.00 ceiling
Oil fixed price swaps
January - June 2019	2,000 Bbls	NYMEX WTI	$59.69
January - June 2019	2,000 Bbls	NYMEX WTI	$57.15
January - June 2019	3,000 Bbls	NYMEX WTI	$58.02
January - December 2019	1,000 Bbls	NYMEX WTI	$56.15
January - December 2019	2,000 Bbls	NYMEX WTI	$56.71
January - December 2019	1,000 Bbls	NYMEX WTI	$58.56
July - December 2019	2,000 Bbls	NYMEX WTI	$56.85

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $2,792,165 as of December 31, 2018, and a net liability of $3,414,016 as of September 30, 2018. Net cash paid related to derivative contracts settled during the three-month period ended December 31, 2018, was $1,699,401 compared to net cash received of $357,184 in the same period in the prior year.

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at December 31, 2018, and September 30, 2018. The Company

(11)

has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at December 31, 2018, and September 30, 2018.

	December 31, 2018			September 30, 2018
	Fair Value (a)			Fair Value (a)
	Commodity Contracts			Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$2,502,245	$32,617	$322,537	$42,150	$3,106,196	$349,970
Offsetting adjustments	(32,617)	(32,617)	-	(42,150)	(42,150)	-
Net presentation on Condensed Balance Sheets	$2,469,628	$-	$322,537	$-	$3,064,046	$349,970

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

	Fair Value Measurement at December 31, 2018
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$1,558,346	$-	$1,558,346
Derivative Contracts - Collars	$-	$1,233,819	$-	$1,233,819

Level 2 – Market Approach - The fair values of the Company’s swaps and collars are based on a third-party pricing model which utilizes inputs that are either readily available in the public market, such as natural gas curves and volatility curves, or can be corroborated from active markets. These values are based upon future prices, time to maturity and other factors. These values are then compared to the values given by our counterparties for reasonableness.

At December 31, 2018, and September 30, 2018, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

(12)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Forward-Looking Statements for fiscal 2019 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil, NGL and natural gas reserves and other information currently available to management. The Company cautions that the Forward-Looking Statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil, NGL and natural gas reserves. Investors should also read the other information in this Form 10-Q and the Company’s 2018 Annual Report on Form 10-K where risk factors are presented and further discussed. For all the above reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2018 – COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2017

Overview:

The Company recorded a first quarter 2019 net income of $12,735,940, or $0.75 per share, as compared to net income of $13,784,939, or $0.81 per share, in the 2018 quarter. The change in net income (loss) was principally the result of gain on assets sales, gains on derivative contracts, increased lease bonuses and decreased LOE and DD&A; largely offset by changes in tax provision (benefit) and decreased oil, NGL and natural gas sales. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $676,700 or 5% for the 2019 quarter. Oil, NGL and natural gas sales were down due to decreased oil, NGL and gas sales volumes of 9%, 14% and 22%, respectively, and decreases in NGL prices of 10%, partially offset by increased natural gas prices of 32%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2019 and 2018:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
12/31/2018	82,828	$54.08	62,262	$23.37	1,893,990	$3.31	2,764,530	$4.42
12/31/2017	90,837	$53.83	72,401	$26.10	2,442,384	$2.50	3,421,812	$3.77

Overall production is down due to the natural decline of the production base and, to a lesser extent, the result of marginal property divestitures. This was partially offset by the production from new royalty and working interest wells. The oil production decrease is primarily from the Eagle Ford Shale properties; a result of naturally declining production, as well as downtime related to workovers and lateral cleanouts in the first quarter of 2019. This decrease was somewhat offset by the acquisition of Bakken producing properties in August of 2018 and new well drilling in the Permian Basin. The NGL production decrease was attributed to the natural decline in the liquid-rich production from the prior year’s drilling program in the Anadarko Basin Woodford Shale. The decrease was partially offset by new well drilling in Arkoma Woodford and STACK in Oklahoma and Permian Basin in New Mexico. Decreased gas production was due to naturally declining production in the Anadarko Woodford and Arkoma Woodford Shales, well workovers in the Arkoma Woodford Shale and, to a lesser extent, marginal property divestitures. These decreases were partially offset by new drilling in the STACK play in western Oklahoma.

Total production in the first quarter of 2018 saw significant increases due to our substantial 2017 drilling program in the Arkoma Woodford (8 wells), Anadarko Woodford (6 wells) and Eagle Ford (10 wells) shales, which began production just before or during the quarter. All of these wells had significantly higher than average NRI’s and were near their peak production rates during this time. Since the first quarter of 2018, the production from these wells has come down from their peak rates, as these wells have fairly steep initial decline curves. The Company’s total production has remained basically flat from the second quarter of 2018 through the end of fiscal 2018. The total production decline in the first quarter of 2019 is only around 6% when compared to the last three quarters of 2018. We believe that this is important to note, as it reflects the strength of the new royalty production on our mineral acreage during this period of significantly less capital expenditures to drill and complete wells as compared to our fiscal 2017 program.

(13)

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
12/31/2018	82,828	62,262	1,893,990	2,764,530
9/30/2018	83,118	58,886	2,088,258	2,940,282
6/30/2018	80,298	67,142	2,082,700	2,967,340
3/31/2018	82,312	56,747	2,107,920	2,942,274
12/31/2017	90,837	72,401	2,442,384	3,421,812

Lease Bonuses and Rental Income:

Lease bonuses and rental income increased $417,598 in the 2019 quarter. The increase was due to a higher level of leasing by the Company during the 2019 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $2,792,165 as of December 31, 2018, and a net liability of $334,877 as of December 31, 2017. We had a net gain on derivative contracts of $4,506,780 in the 2019 quarter as compared to a net loss of $493,852 in the 2018 quarter. The change is principally due to the oil collars and fixed price swaps being more favorable in the 2019 quarter, as NYMEX oil futures experienced a large decrease in price during the quarter in relation their previous position to the collars and the fixed prices of the swaps. During the 2018 quarter, the oil collars and fixed price swaps experienced an unfavorable change as the NYMEX futures prices (at that time) increased from where they were at the end of the fourth quarter in 2017. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Gain on Asset Sales:

Gain on asset sales was $9,096,938 in the 2019 quarter. In the 2019 quarter, the Company sold mineral acreage in Lea and Eddy Counties, New Mexico, for a gain of $9,096,938. In the 2018 quarter, the Company did not have a gain on asset sales.

Lease Operating Expenses (LOE):

Total LOE decreased $522,139 or 14% in the 2019 quarter. LOE per Mcfe increased in the 2019 quarter to $1.12 compared to $1.06 in the 2018 quarter. LOE related to field operating costs decreased $332,545 or 18% in the 2019 quarter compared to the 2018 quarter. Field operating costs were $.54 per Mcfe in both the 2019 and 2018 quarters.

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $189,594 in the 2019 quarter compared to the 2018 quarter. On a per Mcfe basis, these handling fees were $0.58 in the 2019 quarter as compared to $0.52 in the 2018 quarter. This increase in rate was mainly due to lower cost oil production declining 9%. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $1,462,138 or 28% in the 2019 quarter. DD&A in the 2019 quarter was $1.38 per Mcfe as compared to $1.54 per Mcfe in the 2018 quarter. DD&A decreased $448,726 as a result of this $.16 decrease in the DD&A rate per Mcfe. An additional decrease of $1,013,412 was the result of production decreasing 19% in the 2019 quarter compared to the 2018 quarter. The rate decrease is mainly due to new production from royalty interest only wells and wells with lower finding costs coming on since the 2018 quarter. This decrease was also coupled with the decline in production from the Eagle Ford Shale properties, which have higher finding costs. The Eagle Ford production was down due to natural production decline as well as some downtime related to workovers and lateral cleanouts in the 2019 quarter.

Interest Expense:

Interest expense increased $107,791 or 25% in the 2019 quarter. The increase was the result of a higher interest rates partially offset by a lower average outstanding debt balance during the 2019 quarter.

(14)

Loss on Asset Sales and Other Expense (Income):

Loss on asset sales and other expense (income) changed from an income of $295,658 in the 2018 quarter to a $16,637 expense in the 2019 quarter. This change was primarily due to the Company receiving higher miscellaneous income (which is included in this line item on the Statement of Operations) of $575,816 partially offset by a loss on sale of non-core assets of $272,236, in the 2018 quarter. The increased miscellaneous income in the 2018 quarter was primarily related to forfeited earnest money of $460,500 from a potential asset sale that did not close when the counterparty could not secure funding.

Income Taxes:

Income taxes changed $16,281,000, from a $12,710,000 benefit in the 2018 quarter to a $3,571,000 provision in the 2019 quarter. This was mainly the result of the Tax Cuts and Jobs Act enacted in December 2017 that reduced the US federal corporate tax rate from 35% to 21%. The $12,652,000 tax benefit of this law change on our existing deferred tax liabilities was recorded in the 2018 quarter and directly affected the effective tax rate for the 2018 quarter. The effective tax rate changed from a 1182% benefit in the 2018 quarter to a 22% provision in the 2019 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $9,104,804 at December 31, 2018, compared to positive working capital of $2,509,050 at September 30, 2018. The change in working capital was mainly due to the net change in receivables (payables) for derivative contracts as of December 31, 2018.

Liquidity:

Cash and cash equivalents were $455,793 as of December 31, 2018, compared to $532,502 at September 30, 2018, a decrease of $76,709. Cash flows for the three months ended December 31 are summarized as follows:

Net cash provided (used) by:

	2018	2017	Change

Operating activities	$4,009,743	$7,198,583	$(3,188,840)
Investing activities	7,227,999	(4,421,737)	11,649,736
Financing activities	(11,314,451)	(2,766,210)	(8,548,241)
Increase (decrease) in cash and cash equivalents	$(76,709)	$10,636	$(87,345)

Operating activities:

Net cash provided by operating activities decreased $3,188,840 during the 2019 period, as compared to the 2018 period, primarily the result of the following:

•	Increased net payments on derivative contracts of $2,056,585.
•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $1,119,180.
•	Increased receipts from leasing of fee mineral acreage of $429,682.
•	Increased payments for G&A and other expense of $321,832.
•	Increased interest payments of $104,356.

(15)

Investing activities:

Net cash provided by investing activities increased $11,649,736 during the 2019 period, as compared to the 2018 period, primarily due to lower payments of $3,538,941 for drilling and completion activity and higher net proceeds from the sale of assets of $8,539,188, partially offset by higher acquisition costs of $423,000 during 2019.

Financing activities:

Net cash used by financing activities increased $8,548,241 during the 2019 period, as compared to the 2018 period, primarily the result of higher net payments on long-term debt of $7,677,780 and increased stock repurchases of $868,459.

Capital Resources:

Capital expenditures to drill and complete wells decreased $3,538,941 (71%) from the 2018 to the 2019 period. The Company has working interest in seven Eagle Ford Shale wells currently being completed. The outstanding capital commitment on those wells, net of prepayments, is approximately $1.1 million.

On November 30, 2018, the Company closed on a transaction to sell certain mineral acreage and producing oil and gas properties, primarily located in Lea and Eddy Counties, New Mexico, to a private buyer for total net consideration of $9.1 million cash. The cash from the sale was used to reduce the Company’s outstanding bank debt. Like the vast majority of Panhandle’s mineral acreage, these minerals were purchased by Panhandle several years ago for a minimal cost. At the time of sale, the assets had been completely amortized and therefore had no net book value. The total value received was a gain on the sale of assets in the first quarter of 2019. The Company utilized a like-kind exchange under IRS Code 1031 to defer income tax on all of the sale price by offsetting it with the Bakken mineral acreage that was purchased on August 21, 2018, as well as some smaller acquisitions, using a qualified exchange accommodation agreement.

Since the Company is not the operator of any of its oil and natural gas properties, it is difficult for us to predict the level of future participation in and precise timing of the drilling and completion of new wells. Thus, capital expenditures for drilling and completion projects are difficult to forecast.

The Company received lease bonus payments during 2019 totaling $528,374. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of proactively leasing certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See NOTE 9– “Derivatives” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Three months ended
December 31, 2018
Cash provided by operating activities	$4,009,743
Cash provided (used) by:

Capital expenditures - acquisitions	(423,000)
Capital expenditures - drilling and completion of wells	(1,445,939)
Quarterly dividends of $.04 per share	(673,892)
Treasury stock purchases	(1,140,559)
Net borrowings (payments) on credit facility	(9,500,000)
Proceeds from sale of assets	9,096,938
Net cash used	(4,086,452)

Net increase (decrease) in cash	$(76,709)

(16)

Outstanding borrowings on the credit facility at December 31, 2018, were $41,500,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, acquisitions, treasury stock purchases, if any, and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. The Company intends to use any excess cash to reduce existing bank debt. The Company had availability of $38,500,000 at December 31, 2018, under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by bank agreement, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the credit facility was redetermined in January 2019 and left unchanged at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to execute its normal operating strategies. The next redetermination is scheduled for July 2019.

On November 6, 2017, the Company filed a shelf registration statement with the SEC on Form S-3. This filing gives us the authorization to sell up to $75 million in securities, including common stock, preferred stock, debt securities, warrants and units in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. The registration statement will expire on November 6, 2020. The Company currently has no plans to issue securities under the shelf registration statement.

Based on expected capital expenditure levels, anticipated cash provided by operating activities for 2019 and availability under its credit facility, the Company has sufficient liquidity to fund its ongoing operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of oil, NGL and natural gas price trends, and there remains a rather wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2019 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2019 derivative contracts, the price sensitivity in 2019 for each $1.00 per barrel change in wellhead oil price is $336,565 for operating revenue based on the Company’s prior year oil volumes. The price sensitivity in 2019 for each $0.10 per Mcf change in wellhead natural gas price is $872,126 for operating revenue based on the Company’s prior year natural gas volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. The Company’s derivative contracts are currently with Bank of Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under its credit facility with Bank of Oklahoma. The derivative contracts with Koch are unsecured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $111,600. For the Company’s oil collars, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $89,000. For the Company’s natural gas fixed price swaps, a change of $.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $292,300.

(17)

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At December 31, 2018, the Company had $41,500,000 outstanding under this facility and the effective interest rate was 4.63%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

PART II OTHER INFORMATION

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2018, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1 - 10/31/18	-	$-	-	$681,128
11/1 - 11/30/18	-	$-	-	$681,128
12/1 - 12/31/18	74,457	$15.32	74,457	$1,040,569
Total	74,457	$15.32	74,457

Upon approval by the shareholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in May 2018, the board of directors approved to continue to allow the Company to repurchase up to $1.5 million of the Company’s common stock at management’s discretion. The Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of the Company’s common stock is authorized and approved whenever the previous $1.5 million is utilized. In addition, the number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

(18)

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
Exhibit 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
(b)	Form 8-K	Dated (12/4/18), item 8.01 – Other Events
	Form 8-K	Dated (12/19/18), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

February 7, 2019	/s/ Paul F. Blanchard Jr.
Date	Paul F. Blanchard Jr., President and
Chief Executive Officer

February 7, 2019	/s/ Robb P. Winfield
Date	Robb P. Winfield, Vice President,
Chief Financial Officer and Controller

(19)