Form 10-Q
period 2019-03-31
PANHANDLE OIL & GAS INC
filed 2019-05-09
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  March 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-31759

PANHANDLE OIL AND GAS INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grand Centre, Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma  73112

(Address of principal executive offices)

Registrant's telephone number including area code (405) 948-1560

Securities registered pursuant in Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0166 par value	PHX	New York Stock Exchange

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

Outstanding shares of Class A Common stock (voting) at May 9, 2019: 16,568,241

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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	September 30, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$504,982	$532,502
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	6,385,694	7,101,629
Refundable income taxes	571,315	33,165
Derivative contracts, net	715,223	-
Other	751,525	578,880
Total current assets	8,928,739	8,246,176

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	432,969,755	427,448,584
Non-producing oil and natural gas properties	12,521,442	12,563,519
Other	1,686,490	1,529,770
	447,177,687	441,541,873
Less accumulated depreciation, depletion and amortization	(250,606,416)	(243,257,472)
Net properties and equipment	196,571,271	198,284,401

Investments	197,340	219,109

Derivative contracts, net	101,983	-

Total assets	$205,799,333	$206,749,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$487,756	$881,130
Derivative contracts, net	-	3,064,046
Accrued liabilities and other	1,451,427	1,791,950
Total current liabilities	1,939,183	5,737,126

Long-term debt	44,100,000	51,000,000
Deferred income taxes, net	22,030,007	18,088,007
Asset retirement obligations	2,897,354	2,809,378
Derivative contracts, net	-	349,970

Stockholders' equity:
Class A voting common stock, $0.0166 par value; 24,000,000 shares authorized, 16,897,306 issued at March 31, 2019, and 16,896,881 issued at September 30, 2018	281,509	281,502
Capital in excess of par value	2,830,224	2,824,691
Deferred directors' compensation	2,415,569	2,950,405
Retained earnings	134,723,381	125,266,945
	140,250,683	131,323,543
Less treasury stock, at cost; 329,065 shares at March 31, 2019, and 145,467 shares at September 30, 2018	(5,417,894)	(2,558,338)
Total stockholders' equity	134,832,789	128,765,205
Total liabilities and stockholders' equity	$205,799,333	$206,749,686

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$9,221,319	$12,266,036	$21,432,038	$25,153,455
Lease bonuses and rental income	208,746	499,198	723,303	596,157
Gains (losses) on derivative contracts	(1,793,852)	(1,343,976)	2,712,928	(1,837,828)
Gain on asset sales	-	-	9,096,938	-
	7,636,213	11,421,258	33,965,207	23,911,784
Costs and expenses:
Lease operating expenses	2,988,178	3,217,568	6,092,748	6,844,277
Production taxes	467,308	497,823	1,076,259	986,813
Depreciation, depletion and amortization	3,623,976	4,241,078	7,437,662	9,516,902
Interest expense	485,784	435,951	1,025,154	867,530
General and administrative	2,133,153	1,766,190	4,071,993	3,654,333
Loss on asset sales and other expense (income)	(852)	216,472	15,785	(79,186)
	9,697,547	10,375,082	19,719,601	21,790,669
Income (loss) before provision (benefit) for income taxes	(2,061,334)	1,046,176	14,245,606	2,121,115

Provision (benefit) for income taxes	(130,000)	(24,000)	3,441,000	(12,734,000)

Net income (loss)	$(1,931,334)	$1,070,176	$10,804,606	$14,855,115

Basic and diluted earnings (loss) per common share (Note 4)	$(0.11)	$0.06	$0.64	$0.87

Basic and diluted weighted average shares outstanding:
Common shares	16,679,187	16,766,010	16,712,493	16,725,076
Unissued, directors' deferred compensation shares	183,206	205,867	217,704	267,005
	16,862,393	16,971,877	16,930,197	16,992,081

Dividends declared per share of common stock and paid in period	$0.04	$0.04	$0.08	$0.08

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2019

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2018	16,896,881	$281,502	$2,824,691	$2,950,405	$125,266,945	(145,467)	$(2,558,338)	$128,765,205

Net income (loss)	-	-	-	-	12,735,940	-	-	12,735,940
Purchase of treasury stock	-	-	-	-	-	(74,457)	(1,140,559)	(1,140,559)
Restricted stock awards	-	-	159,469	-		-	-	159,469
Dividends ($0.08 per share)	-	-	-	-	(1,347,789)	-	-	(1,347,789)
Distribution of restricted stock to officers and directors	425	7	(159,869)	-	-	9,194	160,022	160
Distribution of deferred directors' compensation	-	-	(8)	8	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	80,287	-	-	-	80,287
Balances at December 31, 2018	16,897,306	$281,509	$2,824,283	$3,030,700	$136,655,096	(210,730)	$(3,538,875)	$139,252,713
Net income (loss)	-	-	-	-	(1,931,334)	-	-	(1,931,334)
Purchase of treasury stock	-	-	-	-	-	(175,175)	(2,827,126)	(2,827,126)
Restricted stock awards	-	-	286,852	-		-	-	286,852
Dividends	-	-	-	-	(381)	-	-	(381)
Distribution of restricted stock to officers and directors	-	-	(73,069)	-	-	4,441	73,144	75
Distribution of deferred directors' compensation	-	-	(207,842)	(667,124)	-	52,399	874,963	(3)
Increase in deferred directors' compensation charged to expense	-	-	-	51,993	-	-	-	51,993
Balances at March 31, 2019	16,897,306	$281,509	$2,830,224	$2,415,569	$134,723,381	(329,065)	$(5,417,894)	$134,832,789
(unaudited)

Six Months Ended March 31, 2018

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539

Net income (loss)	-	-	-	-	13,784,939	-	-	13,784,939
Purchase of treasury stock	-	-	-	-	-	(13,404)	(272,100)	(272,100)
Issuance of treasury shares to ESOP	-	-	2,009	-	-	283	4,726	6,735
Restricted stock awards	-	-	194,050	-	-	-	-	194,050
Dividends ($0.08 per share)	-	-	-	-	(1,347,608)	-	-	(1,347,608)
Distribution of restricted stock to officers and directors	-	-	(735,965)	-	-	44,065	736,699	734
Increase in deferred directors' compensation charged to expense	-	-	-	108,384	-	-	-	108,384
Balances at December 31, 2017	16,863,004	$280,938	$2,186,538	$3,568,293	$125,767,547	(154,044)	$(2,620,643)	$129,182,673
Net income (loss)	-	-	-	-	1,070,176	-	-	1,070,176
Restricted stock awards	-	-	153,788	-	-	-	-	153,788
Distribution of restricted stock to officers and directors	-	-	(43,435)	-	-	2,556	43,478	43
Distribution of deferred directors' compensation	32,599	543	269,112	(811,219)	-	31,838	541,564	-
Increase in deferred directors' compensation charged to expense	-	-	-	62,442	-	-	-	62,442
Balances at March 31, 2018	16,895,603	$281,481	$2,566,003	$2,819,516	$126,837,723	(119,650)	$(2,035,601)	$130,469,122
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2019	2018
Operating Activities	(unaudited)
Net income (loss)	$10,804,606	$14,855,115

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,437,662	9,516,902
Provision for deferred income taxes	3,942,000	(12,771,000)
Gain from leasing fee mineral acreage	(722,912)	(595,946)
Proceeds from leasing fee mineral acreage	737,812	610,552
Net (gain) loss on sales of assets	(9,096,938)	466,128
Directors' deferred compensation expense	132,280	170,826
Fair value of derivative contracts	(4,231,222)	2,486,518
Restricted stock awards	446,321	347,838
Other	9,326	(1,337)
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	715,935	1,110,368
Other current assets	(172,645)	(87,495)
Accounts payable	(77,977)	(73,066)
Income taxes receivable	(538,150)	(302,370)
Other non-current assets	17,317	(66,364)
Accrued liabilities	(342,361)	(306,687)
Total adjustments	(1,743,552)	504,867
Net cash provided by operating activities	9,061,054	15,359,982

Investing Activities
Capital expenditures	(4,159,683)	(6,544,481)
Acquisition of minerals and overrides	(1,809,775)	-
Investments in partnerships	(199)	7,493
Proceeds from sales of assets	9,096,938	1,129,705
Net cash provided (used) by investing activities	3,127,281	(5,407,283)

Financing Activities
Borrowings under debt agreement	8,686,270	10,596,451
Payments of loan principal	(15,586,270)	(19,318,671)
Purchases of treasury stock	(3,967,685)	(272,100)
Payments of dividends	(1,348,170)	(1,347,608)
Net cash provided (used) by financing activities	(12,215,855)	(10,341,928)

Increase (decrease) in cash and cash equivalents	(27,520)	(389,229)
Cash and cash equivalents at beginning of period	532,502	557,791
Cash and cash equivalents at end of period	$504,982	$168,562

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$27,562	$13,871

Gross additions to properties and equipment	$5,654,060	$5,556,196

Net (increase) decrease in accounts payable for properties and equipment additions	315,398	988,285
Capital expenditures and acquisitions	$5,969,458	$6,544,481

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

New Accounting Pronouncements yet to be Adopted

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases pursuant to an optional election) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance changed the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The guidance is effective for us beginning October 1, 2019, including interim periods within the fiscal year. Early application is permitted for all public business entities upon issuance, but the Company has chosen not to early adopt. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, unless they elect the practical expedient to apply the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the year of adoption. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are assessing the potential impact that this standard will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(5)

NOTE 2: Revenues

Adoption of new revenue recognition and disclosure guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which generally requires an entity to identify performance obligations in its contracts, estimate the amount of consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation and recognize revenue as obligations are satisfied. Additionally, the standard requires expanded disclosures related to revenue recognition.

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

The standard did not have a material effect on the timing or measurement of the Company's revenue recognition or its financial position, results of operations, net income and cash flows. Additionally, the application of ASU 2016-08’s gross versus net presentation guidance did not impact the Company’s presentation of revenues and expenses. As the Company’s interests in oil and natural gas properties are non-operated interests or royalty interests, the Company evaluated its agreements with operators in connection with the ASC 606 principal versus agent indicators. Consistent with previous conclusions under ASC 605, the Company concluded that the operators act as an agent in the transfer of commodities to third-party customers. This determination required judgment in the application of the guidance for principal versus agent under ASC 606.

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

Lease bonus income

The Company also earns revenue from lease bonuses. The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any oil, NGL or natural gas discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932, and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as a gain. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rental income line item on the Company’s Statements of Operations.

Oil and natural gas derivative contracts – See Note 9 for discussion of the Company’s accounting for derivative contracts.

(6)

Disaggregation of oil, NGL and natural gas revenues

The following table presents the disaggregation of the Company's oil, NGL and natural gas revenues for the three and six months ended March 31, 2019.

	Three Months Ended	Six Months Ended
	March 31, 2019	March 31, 2019
Oil revenue	$3,929,605	$8,408,585
NGL revenue	816,362	2,271,197
Natural gas revenue	4,475,352	10,752,256
Oil, NGL and natural gas sales	$9,221,319	$21,432,038

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

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Oil, NGL and natural gas sales receivables line item in the accompanying balance sheets. The difference between the Company's estimates and the actual amounts received for oil, NGL and natural gas sales is recorded in the quarter that payment is received from the third party. For the three and six months ended March 31, 2019, and March 31, 2018, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods was immaterial and considered a change in estimate.

NOTE 3: Income Taxes

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from excess federal and Oklahoma percentage depletion, which are permanent tax benefits. Excess percentage depletion, both federal and Oklahoma, can only be taken in the amount that it exceeds cost depletion which is calculated on a unit-of-production basis. Excess tax benefits and deficiencies of stock-based compensation are recognized as provision (benefit) for income taxes in the statements of operations.

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended

(7)

March 31, 2019, was a 24% provision as compared to a 600% benefit for the six months ended March 31, 2018. The effective tax rate for the quarter ended March 31, 2019, was a 6% benefit as compared to a 2% benefit for the quarter ended March 31, 2018.

NOTE 4: Basic and Diluted Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 5: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $80,000,000 and a maturity date of November 30, 2022. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties (wellbore only) with a net book value of $130,921,211 at March 31, 2019. The interest rate is based on BOK prime plus from 0.50% to 1.25%, or 30-day LIBOR plus from 2.00% to 2.75%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At March 31, 2019, the effective interest rate was 4.86%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. On January 3, 2019, the borrowing base was redetermined by the banks and left unchanged at $80,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined by the bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from earnings) of no more than 4.0 to 1.0. At March 31, 2019, the Company was in compliance with the covenants of the loan agreement and has $35,900,000 of availability under its outstanding credit facility.

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

Effective in May 2014, the board of directors adopted stock repurchase resolutions to allow management, at their discretion, to purchase the Company’s common stock as treasury shares up to an amount equal to the aggregate number of shares of common

(8)

stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Effective in May 2018, the board of directors approved an amendment to the Company’s existing stock repurchase program. As amended, the Repurchase Program will continue to allow the Company to repurchase up to $1.5 million of the Company’s common stock at management’s discretion. The Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of the Company’s common stock is authorized and approved whenever the previous amount is utilized. In addition, the number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. During the second quarter of 2019, the Company repurchased $2.9 million of the Company’s common stock.

On December 11, 2018, the Company awarded 14,430 non-performance based shares and 43,287 performance based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a three-year period and contains non-forfeitable rights to receive dividends and voting rights during the vesting period. Upon vesting, the performance based shares that do not meet the performance criteria are forfeited. The non-performance and performance based shares had a fair value on their award date of $226,840 and $356,567, respectively. The fair value for the non-performance and the performance based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the performance based shares on their award date is calculated by simulating the Company’s stock prices as compared to the Dow Jones Select Oil Exploration and Production Index (DJSOEP) prices utilizing a Monte Carlo model covering the performance period (December 11, 2018, through December 11, 2021).

On December 31, 2018, the Company awarded 13,548 non-performance based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests quarterly over one year starting on March 31, 2019. The restricted stock contains non-forfeitable rights to receive dividends and to vote the shares during the vesting period. These non-performance based shares had a fair value on their award date of $209,994.

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2019 and 2018, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Performance based, restricted stock	$182,742	$59,869	$246,279	$156,534
Non-performance based, restricted stock	104,110	93,919	200,042	191,304
Total compensation expense	$286,852	$153,788	$446,321	$347,838

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of March 31, 2019
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$431,677	2.16
Non-performance based, restricted stock	494,042	1.71
Total	$925,719

NOTE 8: Properties and Equipment

Divestitures

During the first quarter of 2019, the Company sold 206 net mineral acres and producing oil and gas properties, located in Lea and Eddy Counties, New Mexico, to a private buyer for total net consideration of $9,096,938 and recorded a gain on the sale of $9,096,938. The cash from the sale was used to reduce the Company’s outstanding bank debt.

(9)

During the second quarter of 2019, there were no assets sold.

Acquisitions

During the first quarter of 2019, the Company acquired 45 net mineral acres (which include producing oil and natural gas properties) in the STACK play in Blaine County, Oklahoma, with undeveloped locations identified in both the Woodford and Meramac Shales for $423,000.

During the second quarter of 2019, the Company acquired 329 net mineral acres (which include producing oil and natural gas properties) in the STACK play in Blaine and Caddo Counties, Oklahoma, for $1,386,775.

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

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For both the three months and six months ended March 31, 2019 and 2018, the assessment resulted in no impairment provisions on producing properties. A significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to impairment in future periods that may be material to the Company.

NOTE 9: Derivatives

The Company has entered into commodity price derivative agreements including fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. The Company’s derivative contracts are currently with Bank of Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under the credit facility with Bank of Oklahoma. The derivative contracts with Koch are unsecured. The derivative instruments have settled or will settle based on the prices below.

(10)

Derivative contracts in place as of March 31, 2019

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas fixed price swaps
January - June 2019	150,000 Mmbtu	NYMEX Henry Hub	$2.981
January - June 2019	100,000 Mmbtu	NYMEX Henry Hub	$3.310
January - June 2019	50,000 Mmbtu	NYMEX Henry Hub	$3.303
January - July 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.867
July - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.960
July - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.950
July - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.995
July 2019 - March 2020	100,000 Mmbtu	NYMEX Henry Hub	$2.982
August - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$3.004
January - December 2020	80,000 Mmbtu	NYMEX Henry Hub	$2.750
Oil costless collars
January - June 2019	2,000 Bbls	NYMEX WTI	$55.00 floor / $63.45 ceiling
January - December 2019	1,000 Bbls	NYMEX WTI	$50.00 floor / $60.00 ceiling
January - December 2019	2,000 Bbls	NYMEX WTI	$60.00 floor / $69.25 ceiling
July - December 2019	3,000 Bbls	NYMEX WTI	$60.00 floor / $70.75 ceiling
July 2019- June 2020	2,000 Bbls	NYMEX WTI	$65.00 floor / $76.15 ceiling
January - June 2020	2,000 Bbls	NYMEX WTI	$60.00 floor / $67.00 ceiling
January - December 2020	2,000 Bbls	NYMEX WTI	$55.00 floor / $62.00 ceiling
Oil fixed price swaps
January - June 2019	2,000 Bbls	NYMEX WTI	$59.69
January - June 2019	2,000 Bbls	NYMEX WTI	$57.15
January - June 2019	3,000 Bbls	NYMEX WTI	$58.02
January - December 2019	1,000 Bbls	NYMEX WTI	$56.15
January - December 2019	2,000 Bbls	NYMEX WTI	$56.71
January - December 2019	1,000 Bbls	NYMEX WTI	$58.56
July - December 2019	2,000 Bbls	NYMEX WTI	$56.85
July - December 2019	5,000 Bbls	NYMEX WTI	$58.50
January - December 2020	2,000 Bbls	NYMEX WTI	$55.28

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $817,206 as of March 31, 2019, and a net liability of $3,414,016 as of September 30, 2018. Net cash paid related to derivative contracts settled during the six-month period ended March 31, 2019, was $1,518,294 compared to net cash received of $648,690 in the same period in the prior year.

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

(11)

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at March 31, 2019, and September 30, 2018. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at March 31, 2019, and September 30, 2018.

	March 31, 2019				September 30, 2018
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$1,084,937	$369,714	$149,990	$48,007	$42,150	$3,106,196	$349,970
Offsetting adjustments	(369,714)	(369,714)	(48,007)	(48,007)	(42,150)	(42,150)	-
Net presentation on Condensed Balance Sheets	$715,223	$-	$101,983	$-	$-	$3,064,046	$349,970

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019.

	Fair Value Measurement at March 31, 2019
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$516,383	$-	$516,383
Derivative Contracts - Collars	$-	$300,823	$-	$300,823

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

At March 31, 2019, and September 30, 2018, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest

(12)

rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 – COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Overview:

The Company recorded a second quarter 2019 net loss of $1,931,334, or $0.11 per share, as compared to net income of $1,070,176, or $0.06 per share, in the 2018 quarter. The change in net income (loss) was principally the result of decreased oil, NGL and natural gas sales, increased losses on derivative contracts, decreased lease bonuses and increased G&A; partially offset by lower DD&A and LOE and changes in tax provision (benefit). These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $3,044,717 or 25% for the 2019 quarter. Oil, NGL and natural gas sales were down due to decreased oil, NGL and natural gas sales volumes of 10%, 16% and 20%, respectively, and decreases in oil, NGL and natural gas prices of 16%, 28% and 3%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2019 and 2018:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2019	74,372	$52.84	47,875	$17.05	1,688,043	$2.65	2,421,525	$3.81
3/31/2018	82,312	$63.20	56,747	$23.60	2,107,920	$2.72	2,942,274	$4.17

The oil production decrease is primarily from the Eagle Ford Shale properties, a result of naturally declining production and shut-in time for wells offsetting the newly completed (March 2019) seven-well program during stimulation and flowback. The STACK area is also experiencing natural declines and wellbore workovers of newer wells. The decrease is somewhat offset by the acquisition of Bakken producing properties in August 2018. The NGL production decrease is attributed to natural production decline and operators electing to remove less NGLs from the natural gas stream due to lower NGL prices.  These decreases in the liquid-rich production from the prior year’s drilling program in the Anadarko Basin Woodford Shale and Eagle Ford Shale, were partially offset by new well drilling in the Arkoma Woodford Shale and STACK in Oklahoma. The decrease is partially offset by liquid-rich gas production in the STACK and Arkoma Woodford Shale. Decreased gas production is due to naturally declining production in the Anadarko Woodford and Arkoma Woodford shales, workovers in the Arkoma Woodford Shale and, to a lesser extent, marginal property divestitures.

The total production in the second quarter of 2018 saw significant increases due to our substantial 2017 drilling program in the Arkoma Woodford (8 wells), Anadarko Woodford (6 wells) and Eagle Ford (10 wells) shales, which began production just before or during the quarter. All of these wells had significantly higher than average NRI’s and were producing at high rates during that time. As with virtually all horizontal wells, production from these wells experienced significant declines during their first year. This decline, along with materially lower capital expenditures during fiscal 2018 and the first half of fiscal 2019, accounted for a material portion of the Company’s production decline experienced in the 2019 quarter.

(13)

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2019	74,372	47,875	1,688,043	2,421,525
12/31/2018	82,828	62,262	1,893,990	2,764,530
9/30/2018	83,118	58,886	2,088,258	2,940,282
6/30/2018	80,298	67,142	2,082,700	2,967,340
3/31/2018	82,312	56,747	2,107,920	2,942,274

Lease Bonuses and Rental Income:

Lease bonuses and rental income decreased $290,452 in the 2019 quarter. The decrease was due to a lower level of leasing by the Company during the 2019 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $817,206 as of March 31, 2019, and a net liability of $1,970,359 as of March 31, 2018. We had a net loss on derivative contracts of $1,793,852 in the 2019 quarter as compared to a net loss of $1,343,976 in the 2018 quarter. During the 2019 quarter, the oil collars and fixed price swaps experienced an unfavorable change as NYMEX oil futures experienced a large increase in price during the quarter in relation their previous position to the collars and the fixed prices of the swaps at the beginning of the 2019 quarter. During the 2018 quarter, the oil and gas collars and fixed price swaps experienced an unfavorable change as the NYMEX futures prices (at that time) increased from where they were at the end of the first quarter in 2018. The Company utilizes derivative contracts for the purpose of protecting its return on investments and cash flow.

Lease Operating Expenses (LOE):

Total LOE decreased $229,390 or 7% in the 2019 quarter. LOE per Mcfe increased in the 2019 quarter to $1.23 compared to $1.09 in the 2018 quarter. LOE related to field operating costs decreased $130,936 or 8% in the 2019 quarter compared to the 2018 quarter. Field operating costs were $0.62 per Mcfe in the 2019 quarter as compared to $0.55 per Mcfe in the 2018 quarter. The increase in rate in the 2019 quarter is principally the result of production decline, somewhat offset by the Company selling marginal properties which had higher operating costs.

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $98,454 in the 2019 quarter compared to the 2018 quarter. On a per Mcfe basis, these handling fees were $0.61 in the 2019 quarter as compared to $0.54 in the 2018 quarter. This increase in rate was mainly due to lower cost oil production declining 10%. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $617,102 or 15% in the 2019 quarter. DD&A in the 2019 quarter was $1.50 per Mcfe as compared to $1.44 per Mcfe in the 2018 quarter. DD&A decreased $750,624 as a result of production decreasing 18% in the 2019 quarter compared to the 2018 quarter. An offsetting increase of $133,522 was the result of the $0.06 increase in the DD&A rate per Mcfe. The rate increase was mainly due to decreased production from wells with lower finding costs which had peak production in early 2018. This decrease was coupled with the Company selling some royalty interest only production in the first quarter of 2019.

General and Administrative Costs (G&A):

G&A increased $366,963 or 21% in the 2019 quarter. The increase was primarily the result of higher personnel expenses. The increase in personnel expenses was mainly due to increased restricted stock expenses as a retirement clause in the restricted stock agreements caused some of the grants to become fully expensed during the quarter. This was coupled with higher salary expenses due to the Company adding a new executive at the beginning of the quarter as well as other compensation increases compared to the 2018 quarter. Approximately $200,000 of these expenses are nonrecurring.

Income Taxes:

Income taxes changed $106,000, from a $24,000 benefit in the 2018 quarter to a $130,000 benefit in the 2019 quarter. The effective tax rate changed from a 2% benefit in the 2018 quarter to a 6% benefit in the 2019 quarter.

(14)

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

SIX MONTHS ENDED MARCH 31, 2019 – COMPARED TO SIX MONTHS ENDED MARCH 31, 2018

Overview:

The Company recorded a six-month net income of $10,804,606, or $0.64 per share, in the 2019 period, as compared to net income of $14,855,115, or $0.87 per share, in the 2018 period. The change in net income (loss) was principally the result of gain on assets sales, gains on derivative contracts, and decreased LOE and DD&A; partially offset by decreased oil, NGL and natural gas sales and increased G&A expenses. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $3,721,417 or 15% for the 2019 period. Oil, NGL and natural gas sales were down due to decreases in oil and NGL prices of 8% and 18%, respectively, and decreases in oil, NGL and natural gas sales volumes of 9%, 15% and 21%, respectively, slightly offset by an increase in natural gas sales prices of 15%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the six-month periods of fiscal 2019 and 2018:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2019	157,200	$53.49	110,137	$20.62	3,582,033	$3.00	5,186,055	$4.13
3/31/2018	173,149	$58.28	129,148	$25.00	4,550,305	$2.60	6,364,087	$3.95

The oil production decrease is primarily from the Eagle Ford Shale properties, a result of naturally declining production and shut-in time for wells offsetting the newly completed (March 2019) seven-well program during stimulation. The Anadarko Woodford Shale area is also experiencing natural declines in production from wells in the prior year’s drilling program. The decrease is somewhat offset by the acquisition of Bakken producing properties in August 2018 and, to a lesser extent, new royalty wells in Martin County, Texas. The NGL production decrease is attributed to natural production decline and operators electing to remove less NGLs from the natural gas stream due to lower NGL prices.  These decreases in the liquid-rich production from the prior year’s drilling program in the Anadarko Basin Woodford Shale and Eagle Ford Shale, were partially offset by new well drilling in the Arkoma Woodford Shale and STACK in Oklahoma. The decrease is partially offset by liquid-rich gas production in the STACK, Arkoma Woodford Shale and Permian Basin. Decreased gas production is due to naturally declining production in the Anadarko Woodford and Arkoma Woodford shales, workovers in the Arkoma Woodford Shale and, to a lesser extent, marginal property divestitures.

The total production in the 2018 period saw significant increases due to our substantial 2017 drilling program in the Arkoma Woodford (8 wells), Anadarko Woodford (6 wells) and Eagle Ford (10 wells) shales, which began production just before or during the period. All of these wells had significantly higher than average NRI’s and were producing at high rates during that time. As with virtually all horizontal wells, production from these wells experienced significant declines during their first year. This decline, along with materially lower capital expenditures during fiscal 2018 and the first half of fiscal 2019, accounted for a material portion of the Company’s production decline experienced in the 2019 period.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $817,206 as of March 31, 2019, and a net liability of $1,970,359 as of March 31, 2018. We had a net gain on derivative contracts of $2,712,928 in the 2019 period as compared to a net loss of $1,837,828 recorded in the 2018 period. The change was principally due to the oil collars and fixed price swaps being more favorable in the 2019 period, as NYMEX oil futures decreased (during the period) in relation to where they were at the beginning of the period. During the 2018 period, the loss was principally due to the oil collars and fixed price swaps being less favorable as NYMEX oil futures experienced large increases in price in relation to the collars and the fixed prices of the swaps. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Gain on Asset Sales:

Gain on asset sales was $9,096,938 in the 2019 period. During this period, the Company sold mineral acreage in Lea and Eddy Counties, New Mexico, for a gain of $9,096,938. In the 2018 period, the Company did not have a gain on asset sales.

(15)

Lease Operating Expenses (LOE):

LOE decreased $751,529 or 11% in the 2019 period. LOE per Mcfe increased in the 2019 period to $1.17 compared to $1.08 in the 2018 period. LOE related to field operating costs decreased $463,481 in the 2019 period compared to the 2018 period, a 13% decrease. Field operating costs were $0.58 per Mcfe in the 2019 period as compared to $0.55 per Mcfe in the 2018 period. The increase in rate in the 2019 period was principally the result of decreased production partially offset by the Company selling some marginal properties which had higher operating costs.

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $288,048 in the 2019 period compared to the 2018 period. On a per Mcfe basis, these handling fees were $0.59 in the 2019 period as compared to $0.53 in the 2018 period. The increase in rate was primarily due to lower cost oil production declining 9%. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $2,079,240 or 22% in the 2019 period. DD&A in the 2019 period was $1.43 per Mcfe as compared to $1.50 per Mcfe in the 2018 period. DD&A decreased $1,761,638 as a result of production decreasing 19% in the 2019 period compared to the 2018 period. An additional decrease of $317,602 was the result of a $0.07 decrease in the DD&A rate per Mcfe. The rate decrease is mainly due to higher oil prices utilized in the reserve calculations during the 2019 period, as compared to 2018 period, lengthening the economic life of wells thus resulting in higher projected remaining reserves on a significant number of oil wells. This was also coupled with positive performance revisions on some of our high-volume gas wells during the period.

General and Administrative Costs (G&A):

G&A increased $417,660 or 11% in the 2019 period. The increase was primarily the result of higher personnel expenses. The increase in personnel expenses was mainly due to increased restricted stock expenses as a retirement clause in the restricted stock agreements caused some of the grants to become fully expensed during the period. This was coupled with higher salary expenses due to employee retirements and changes; as well as other compensation increases compared to the 2018 period. Approximately $200,000 of these expenses are nonrecurring.

Income Taxes:

Income taxes changed $16,175,000, from a $12,734,000 benefit in the 2018 period to a $3,441,000 provision in the 2019 period. This was mostly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduced the US federal corporate tax rate from 35% to 21%. The $12,734,000 tax benefit of this law change on our existing deferred tax liabilities was recorded in the 2018 period and directly affected the effective tax rate for the 2018 period. The effective tax rate changed from a 600% benefit in the 2018 period to a 24% provision in the 2019 period.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $6,989,556 at March 31, 2019, compared to positive working capital of $2,509,050 at September 30, 2018. The change in working capital was mainly due to the net change in receivables (payables) for derivative contracts.

(16)

Liquidity:

Cash and cash equivalents were $504,982 as of March 31, 2019, compared to $532,502 at September 30, 2018, a decrease of $27,520. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:

	2019	2018	Change

Operating activities	$9,061,054	$15,359,982	$(6,298,928)
Investing activities	3,127,281	(5,407,283)	8,534,564
Financing activities	(12,215,855)	(10,341,928)	(1,873,927)
Increase (decrease) in cash and cash equivalents	$(27,520)	$(389,229)	$361,709

Operating activities:

Net cash provided by operating activities decreased $6,298,928 during the 2019 period, as compared to the 2018 period, primarily the result of the following:

•	Decreased net payments on derivative contracts of $2,166,984.
•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $4,483,087.
•	Increased receipts from leasing of fee mineral acreage of $225,952.
•	Increased payments for G&A and other expense of $318,394.
•	Decreased payments for income tax of $302,219.
•	Decreased field operating expenses of $287,560.
•	Increased interest payments of $146,194.

Investing activities:

Net cash provided by investing activities increased $8,534,564 during the 2019 period, as compared to the 2018 period, primarily due to higher net proceeds from the sale of assets of $7,967,233 and lower payments of $2,384,798 for drilling and completion activity, partially offset by higher acquisition costs of $1,809,775 during 2019.

Financing activities:

Net cash used by financing activities increased $1,873,927 during the 2019 period, as compared to the 2018 period, primarily the result of increased stock repurchases of $3,695,585, partially offset by lower net payments on long-term debt of $1,822,220.

Capital Resources:

Capital expenditures to drill and complete wells decreased $2,384,798 (36%) from the 2018 to the 2019 period. The Company has working interest in seven Eagle Ford Shale wells that started producing at the end of March 2019. The outstanding capital commitment on those wells, net of prepayments, was minimal as of March 31, 2019. The Company currently has no well proposals that would require significant capital commitments to drill and complete.

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

(17)

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

The Company received lease bonus payments during 2019 totaling $737,812. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of proactively leasing certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See Note 9: Derivatives for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Six months ended
March 31, 2019
Cash provided by operating activities	$9,061,054
Cash provided (used) by:

Capital expenditures - acquisitions	(1,809,775)
Capital expenditures - drilling and completion of wells	(4,159,683)
Quarterly dividends of $0.08 per share	(1,348,170)
Treasury stock purchases	(3,967,685)
Net borrowings (payments) on credit facility	(6,900,000)
Proceeds from sale of assets	9,096,938

Other investing and financing activities	(199)
Net cash used	(9,088,574)

Net increase (decrease) in cash	$(27,520)

Outstanding borrowings on the credit facility at March 31, 2019, were $44,100,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, acquisitions, treasury stock purchases and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. The Company intends to use any excess cash to reduce existing bank debt. The Company had availability of $35,900,000 at March 31, 2019, under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by bank agreement, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the credit facility was redetermined in January 2019 and left unchanged at $80 million, which is a level that is expected to provide ample liquidity for the Company to continue to execute its normal operating strategies. The next redetermination is scheduled for June 2019.

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

(18)

Based on expected capital expenditure levels, anticipated cash provided by operating activities for 2019 and availability under its credit facility, the Company has sufficient liquidity to fund its ongoing operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. Other than the adoption of ASC 606 on October 1, 2019, (see Note 2: Revenues) there have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

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

Commodity Price Risk

The Company utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. The Company’s derivative contracts are currently with Bank of Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under the credit facility with Bank of Oklahoma. The derivative contracts with Koch are unsecured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $131,000. For the Company’s oil collars, a change of $1.00 (below or above the collar) in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $112,000. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $533,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At March 31, 2019, the Company had $44,100,000 outstanding under this facility and the effective interest rate was 4.86%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

(19)

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

PART II OTHER INFORMATION

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/19	-	$-	-	$1,040,569
2/1- 2/28/19	39,764	$16.60	39,764	$380,470
3/1 - 3/31/19	135,411	$16.00	135,411	$1,213,443
Total	175,175	$16.14	175,175

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
Exhibit 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
(b)	Form 8-K	Dated (3/7/19), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
	Form 8-K	Dated (3/7/19), item 5.07 – Submission of Matters to a Vote of Security Holders
	Form 8-K	Dated (4/3/19), item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

(20)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

May 9, 2019	/s/ Paul F. Blanchard Jr.
Date	Paul F. Blanchard Jr., President and
Chief Executive Officer

May 9, 2019	/s/ Robb P. Winfield
Date	Robb P. Winfield, Vice President,
Chief Financial Officer and Controller

(21)