Form 10-Q
period 2019-06-30
PANHANDLE OIL & GAS INC
filed 2019-08-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  June 30, 2019

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

Outstanding shares of Class A Common stock (voting) at August 8, 2019: 16,388,724

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

“held by production” or “HBP” an oil and natural gas lease continued into effect into its secondary term for so long as a producing oil and/or natural gas well is located on any portion of the leased premises or lands pooled therewith.

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

“NRI” net revenue interest.

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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	September 30, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,530,477	$532,502
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	5,503,962	7,101,629
Refundable income taxes	510,011	33,165
Derivative contracts, net	2,489,373	-
Other	1,438,138	578,880
Total current assets	11,471,961	8,246,176

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	435,425,936	427,448,584
Non-producing oil and natural gas properties	12,518,885	12,563,519
Other	1,717,769	1,529,770
	449,662,590	441,541,873
Less accumulated depreciation, depletion and amortization	(254,954,381)	(243,257,472)
Net properties and equipment	194,708,209	198,284,401

Investments	207,225	219,109

Derivative contracts, net	222,136	-

Total assets	$206,609,531	$206,749,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$563,642	$881,130
Derivative contracts, net	-	3,064,046
Accrued liabilities and other	1,880,199	1,791,950
Total current liabilities	2,443,841	5,737,126

Long-term debt	41,500,000	51,000,000
Deferred income taxes, net	23,238,007	18,088,007
Asset retirement obligations	2,927,487	2,809,378
Derivative contracts, net	-	349,970

Stockholders' equity:
Class A voting common stock, $0.0166 par value; 24,000,000 shares authorized, 16,897,306 issued at June 30, 2019, and 16,896,881 issued at September 30, 2018	281,509	281,502
Capital in excess of par value	2,937,874	2,824,691
Deferred directors' compensation	2,481,109	2,950,405
Retained earnings	138,662,782	125,266,945
	144,363,274	131,323,543
Less treasury stock, at cost; 508,582 shares at June 30, 2019, and 145,467 shares at September 30, 2018	(7,863,078)	(2,558,338)
Total stockholders' equity	136,500,196	128,765,205
Total liabilities and stockholders' equity	$206,609,531	$206,749,686

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$9,782,337	$11,202,680	$31,214,375	$36,356,135
Lease bonuses and rental income	229,075	484,298	952,378	1,080,455
Gains (losses) on derivative contracts	2,313,195	(2,129,041)	5,026,123	(3,966,869)
Gain on asset sales	4,017,787	-	13,114,725	-
	16,342,394	9,557,937	50,307,601	33,469,721
Costs and expenses:
Lease operating expenses	3,148,960	3,233,172	9,241,708	10,077,449
Production taxes	488,779	485,157	1,565,038	1,471,970
Depreciation, depletion and amortization	4,383,043	4,619,509	11,820,705	14,136,411
Interest expense	526,677	420,896	1,551,831	1,288,426
General and administrative	1,809,439	1,593,251	5,881,432	5,247,584
Loss on asset sales and other expense (income)	66,260	190,045	82,045	110,859
	10,423,158	10,542,030	30,142,759	32,332,699
Income (loss) before provision (benefit) for income taxes	5,919,236	(984,093)	20,164,842	1,137,022

Provision (benefit) for income taxes	1,315,000	(209,000)	4,756,000	(12,943,000)

Net income (loss)	$4,604,236	$(775,093)	$15,408,842	$14,080,022

Basic and diluted earnings (loss) per common share (Note 4)	$0.28	$(0.05)	$0.92	$0.83

Basic and diluted weighted average shares outstanding:
Common shares	16,515,498	16,775,981	16,646,828	16,742,044
Unissued, directors' deferred compensation shares	170,066	206,202	183,206	205,867
	16,685,564	16,982,183	16,830,034	16,947,911

Dividends declared per share of common stock and paid in period	$0.04	$0.04	$0.12	$0.12

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2019

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2018	16,896,881	$281,502	$2,824,691	$2,950,405	$125,266,945	(145,467)	$(2,558,338)	$128,765,205

Net income (loss)	-	-	-	-	12,735,940	-	-	12,735,940
Purchase of treasury stock	-	-	-	-	-	(74,457)	(1,140,559)	(1,140,559)
Restricted stock awards	-	-	159,469	-		-	-	159,469
Dividends ($0.08 per share)	-	-	-	-	(1,347,789)	-	-	(1,347,789)
Distribution of restricted stock to officers and directors	425	7	(159,869)	-	-	9,194	160,022	160
Distribution of deferred directors' compensation	-	-	(8)	8	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	80,287	-	-	-	80,287
Balances at December 31, 2018	16,897,306	$281,509	$2,824,283	$3,030,700	$136,655,096	(210,730)	$(3,538,875)	$139,252,713
Net income (loss)	-	-	-	-	(1,931,334)	-	-	(1,931,334)
Purchase of treasury stock	-	-	-	-	-	(175,175)	(2,827,126)	(2,827,126)
Restricted stock awards	-	-	286,852	-		-	-	286,852
Dividends	-	-	-	-	(381)	-	-	(381)
Distribution of restricted stock to officers and directors	-	-	(73,069)	-	-	4,441	73,144	75
Distribution of deferred directors' compensation	-	-	(207,842)	(667,124)	-	52,399	874,963	(3)
Increase in deferred directors' compensation charged to expense	-	-	-	51,993	-	-	-	51,993
Balances at March 31, 2019	16,897,306	$281,509	$2,830,224	$2,415,569	$134,723,381	(329,065)	$(5,417,894)	$134,832,789
Net income (loss)	-	-	-	-	4,604,236	-	-	4,604,236
Purchase of treasury stock	-	-	-	-	-	(182,901)	(2,497,501)	(2,497,501)
Restricted stock awards	-	-	159,911	-		-	-	159,911
Dividends ($0.04 per share)	-	-	-	-	(664,835)	-	-	(664,835)
Distribution of restricted stock to officers and directors	-	-	(52,261)	-	-	3,384	52,317	56
Increase in deferred directors' compensation charged to expense	-	-	-	65,540	-	-	-	65,540
Balances at June 30, 2019	16,897,306	$281,509	$2,937,874	$2,481,109	$138,662,782	(508,582)	$(7,863,078)	$136,500,196
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Nine Months Ended June 30, 2018

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539

Net income (loss)	-	-	-	-	13,784,939	-	-	13,784,939
Purchase of treasury stock	-	-	-	-	-	(13,404)	(272,100)	(272,100)
Issuance of treasury shares to ESOP	-	-	2,009	-	-	283	4,726	6,735
Restricted stock awards	-	-	194,050	-	-	-	-	194,050
Dividends ($0.08 per share)	-	-	-	-	(1,347,608)	-	-	(1,347,608)
Distribution of restricted stock to officers and directors	-	-	(735,965)	-	-	44,065	736,699	734
Increase in deferred directors' compensation charged to expense	-	-	-	108,384	-	-	-	108,384
Balances at December 31, 2017	16,863,004	$280,938	$2,186,538	$3,568,293	$125,767,547	(154,044)	$(2,620,643)	$129,182,673
Net income (loss)	-	-	-	-	1,070,176	-	-	1,070,176
Restricted stock awards	-	-	153,788	-	-	-	-	153,788
Distribution of restricted stock to officers and directors	-	-	(43,435)	-	-	2,556	43,478	43
Distribution of deferred directors' compensation	32,599	543	269,112	(811,219)	-	31,838	541,564	-
Increase in deferred directors' compensation charged to expense	-	-	-	62,442	-	-	-	62,442
Balances at March 31, 2018	16,895,603	$281,481	$2,566,003	$2,819,516	$126,837,723	(119,650)	$(2,035,601)	$130,469,122
Net income (loss)	-	-	-	-	(775,093)	-	-	(775,093)
Restricted stock awards	-	-	153,788	-	-	-	-	153,788
Dividends ($0.04 per share)	-	-	-	-	(675,892)	-	-	(675,892)
Distribution of restricted stock to officers and directors	852	14	(28,957)	-	-	1,704	28,985	42
Increase in deferred directors' compensation charged to expense	-	-	-	62,747	-	-	-	62,747
Balances at June 30, 2018	16,896,455	$281,495	$2,690,834	$2,882,263	$125,386,738	(117,946)	$(2,006,616)	$129,234,714

(unaudited)

(See accompanying notes)

(4)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2019	2018
Operating Activities	(unaudited)
Net income (loss)	$15,408,842	$14,080,022

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,820,705	14,136,411
Provision for deferred income taxes	5,150,000	(12,947,000)
Gain from leasing fee mineral acreage	(951,832)	(1,079,803)
Proceeds from leasing fee mineral acreage	967,337	1,102,818
Net (gain) loss on sales of assets	(13,114,725)	660,597
Directors' deferred compensation expense	197,820	233,573
Fair value of derivative contracts	(6,125,525)	3,819,639
Restricted stock awards	606,232	501,626
Other	15,848	5,113
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	1,597,667	1,095,996
Other current assets	(859,258)	77,124
Accounts payable	3,270	(125,261)
Income taxes receivable	(476,846)	279,975
Other non-current assets	6,949	(52,644)
Accrued liabilities	86,467	(130,284)
Total adjustments	(1,075,891)	7,577,880
Net cash provided by operating activities	14,332,951	21,657,902

Investing Activities
Capital expenditures	(3,349,640)	(7,743,097)
Acquisition of minerals and overrides	(5,120,466)	(966,279)
Investments in partnerships	(1,648)	3,379
Proceeds from sales of assets	13,114,969	1,085,137
Net cash provided (used) by investing activities	4,643,215	(7,620,860)

Financing Activities
Borrowings under debt agreement	15,053,345	13,529,879
Payments of loan principal	(24,553,345)	(25,352,099)
Purchases of treasury stock	(6,465,186)	(272,100)
Payments of dividends	(2,013,005)	(2,023,500)
Net cash provided (used) by financing activities	(17,978,191)	(14,117,820)

Increase (decrease) in cash and cash equivalents	997,975	(80,778)
Cash and cash equivalents at beginning of period	532,502	557,791
Cash and cash equivalents at end of period	$1,530,477	$477,013

Supplemental Schedule of Noncash Investing and Financing Activities:

Additions to asset retirement obligations	$27,782	$15,452

Gross additions to properties and equipment	$8,149,347	$8,150,830

Net (increase) decrease in accounts payable for properties and equipment additions	320,759	558,546
Capital expenditures and acquisitions	$8,470,106	$8,709,376

(See accompanying notes)

(5)

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

New Accounting Pronouncements yet to be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede the lease requirements in Topic 840, Leases by requiring lessees to recognize lease assets and lease liabilities classified as operating leases on the balance sheet. The new lease standard will be effective for us beginning October 1, 2019, including interim periods within the fiscal year.

The FASB recently issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which would allow entities to apply the transition provisions of the new standard at the adoption date instead of at the earliest comparative period presented in the consolidated financial statements, and will also allow entities to continue to apply the legacy guidance in Topic 840, including disclosure requirements, in the comparative period presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any, rather than in the earliest period presented. The Company plans to use a modified retrospective transition method to apply the new standard to leases that exist as of the adoption date of October 1, 2019. The Company does not plan to early adopt.

Based on evaluations to-date, the new guidance will not have a material impact on the Company's consolidated financial statements and related disclosures as this guidance does not apply to leases to explore for or use minerals, oil, natural gas, and similar resources. The Company also plans to elect a policy to not recognize right-of-use assets and lease liabilities related to short-term leases.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(6)

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

(7)

Disaggregation of oil, NGL and natural gas revenues

The following table presents the disaggregation of the Company's oil, NGL and natural gas revenues for the three and nine months ended June 30, 2019.

	Three Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2019
Oil revenue	$5,523,467	$13,932,052
NGL revenue	826,282	3,097,479
Natural gas revenue	3,432,588	14,184,844
Oil, NGL and natural gas sales	$9,782,337	$31,214,375

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

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Oil, NGL and natural gas sales receivables line item in the accompanying balance sheets. The difference between the Company's estimates and the actual amounts received for oil, NGL and natural gas sales is recorded in the quarter that payment is received from the third party. For the three and nine months ended June 30, 2019, and June 30, 2018, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods was immaterial and considered a change in estimate.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30,

(8)

2019, was a 24% provision as compared to a 1138% benefit for the nine months ended June 30, 2018. The effective tax rate for the quarter ended June 30, 2019, was a 22% provision as compared to a 21% benefit for the quarter ended June 30, 2018.

NOTE 4: Basic and Diluted Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 5: Long-term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $70,000,000 and a maturity date of November 30, 2022. The credit facility is subject to a semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The facility is secured by certain of the Company’s properties (wellbore only) with a net book value of $128,427,806 at June 30, 2019. The interest rate is based on BOK prime plus from 0.50% to 1.25%, or 30-day LIBOR plus from 2.00% to 2.75%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At June 30, 2019, the effective interest rate was 4.76%.

The Company’s debt is recorded at the carrying amount on its balance sheet. The carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. On August 6, 2019, the borrowing base was redetermined by the banks and reduced from $80,000,000 to $70,000,000. The loan agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined by the bank agreement – current assets includes availability under outstanding credit facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (trailing twelve months as defined by the bank agreement – traditional EBITDA with the unrealized gain or loss on derivative contracts also removed from earnings) of no more than 4.0 to 1.0. At June 30, 2019, the Company was in compliance with the covenants of the loan agreement. Due to the redetermination, the availability under the facility has decreased from $38,500,000 at June 30, 2019, to $28,500,000 currently.

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

(9)

stock awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Effective in May 2018, the board of directors approved an amendment to the Company’s existing stock repurchase program. As amended, the Repurchase Program will continue to allow the Company to repurchase up to $1.5 million of the Company’s common stock at management’s discretion. The Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of the Company’s common stock is authorized and approved whenever the previous amount is utilized. In addition, the number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. During the third quarter of 2019, the Company repurchased $2.5 million of the Company’s common stock.

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

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2019 and 2018, related to the Company’s performance based and non-performance based restricted stock.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Performance based, restricted stock	$60,406	$59,869	$306,685	$216,403
Non-performance based, restricted stock	99,505	93,919	299,547	285,223
Total compensation expense	$159,911	$153,788	$606,232	$501,626

A summary of the Company’s unrecognized compensation cost for its unvested performance based and non-performance based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	As of June 30, 2019
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Performance based, restricted stock	$371,271	1.97
Non-performance based, restricted stock	394,537	1.58
Total	$765,808

NOTE 8: Properties and Equipment

Divestitures

During the first quarter of 2019, the Company sold 206 net mineral acres and producing oil and natural gas properties located in Lea and Eddy Counties, New Mexico, to a private buyer for total net consideration of $9,096,938 and recorded a gain on the sale of $9,096,938. The cash from the sale was used to reduce the Company’s outstanding bank debt.

(10)

During the second quarter of 2019, there were no assets sold.

During the third quarter of 2019, the Company sold 166 net mineral acres and producing oil and natural gas properties located in Martin County, Texas, to private buyers for total net consideration of $4,018,031 and recorded a gain on the sale of $4,017,787. The cash from the sale was used to purchase minerals and reduce the Company’s outstanding bank debt.

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

During the third quarter of 2019, the Company acquired 313 net mineral acres (which include producing oil and natural gas properties) in the Bakken/Three Forks play in North Dakota and in the STACK play in Blaine County, Oklahoma, for $3,310,691.

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

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For both the three months and nine months ended June 30, 2019 and 2018, the assessment resulted in no impairment provisions on producing properties. A significant reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to impairment in future periods that may be material to the Company.

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

(11)

Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under the credit facility with Bank of Oklahoma. The derivative contracts with Koch are unsecured. The derivative instruments have settled or will settle based on the prices below.

Derivative contracts in place as of June 30, 2019

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas fixed price swaps
January - July 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.867
July - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.960
July - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.950
July - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$2.995
July 2019 - March 2020	100,000 Mmbtu	NYMEX Henry Hub	$2.982
August - December 2019	100,000 Mmbtu	NYMEX Henry Hub	$3.004
January - December 2020	80,000 Mmbtu	NYMEX Henry Hub	$2.750
Oil costless collars
January - December 2019	1,000 Bbls	NYMEX WTI	$50.00 floor / $60.00 ceiling
January - December 2019	2,000 Bbls	NYMEX WTI	$60.00 floor / $69.25 ceiling
July - December 2019	3,000 Bbls	NYMEX WTI	$60.00 floor / $70.75 ceiling
July 2019- June 2020	2,000 Bbls	NYMEX WTI	$65.00 floor / $76.15 ceiling
January - June 2020	2,000 Bbls	NYMEX WTI	$60.00 floor / $67.00 ceiling
January - December 2020	2,000 Bbls	NYMEX WTI	$55.00 floor / $62.00 ceiling
Oil fixed price swaps
January - December 2019	1,000 Bbls	NYMEX WTI	$56.15
January - December 2019	2,000 Bbls	NYMEX WTI	$56.71
January - December 2019	1,000 Bbls	NYMEX WTI	$58.56
July - December 2019	2,000 Bbls	NYMEX WTI	$56.85
July - December 2019	5,000 Bbls	NYMEX WTI	$58.50
July - December 2019	1,000 Bbls	NYMEX WTI	$60.60
January - December 2020	2,000 Bbls	NYMEX WTI	$55.28
January - December 2020	2,000 Bbls	NYMEX WTI	$58.65
January - December 2020	2,000 Bbls	NYMEX WTI	$60.00

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $2,711,509 as of June 30, 2019, and a net liability of $3,414,016 as of September 30, 2018. Net cash paid related to derivative contracts settled during the nine-month period ended June 30, 2019, was $1,099,402 compared to net cash paid of $147,230 in the same period in the prior year.

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

(12)

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Condensed Balance Sheets at June 30, 2019, and September 30, 2018. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Balance Sheets at June 30, 2019, and September 30, 2018.

	June 30, 2019			September 30, 2018
	Fair Value (a)			Fair Value (a)
	Commodity Contracts			Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$2,552,237	$62,864	$222,136	$42,150	$3,106,196	$349,970
Offsetting adjustments	(62,864)	(62,864)	-	(42,150)	(42,150)	-
Net presentation on Condensed Balance Sheets	$2,489,373	$-	$222,136	$-	$3,064,046	$349,970

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019.

	Fair Value Measurement at June 30, 2019
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$2,281,860	$-	$2,281,860
Derivative Contracts - Collars	$-	$429,650	$-	$429,650

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

At June 30, 2019, and September 30, 2018, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest

(13)

rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 11: Subsequent Events

Subsequent to June 30, 2019, the Company sold an additional 383 net mineral and royalty acres in the Permian Basin in Texas for $4,954,832. These proceeds added to our cash position and will be used to finance future acquisitions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 – COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Overview:

The Company recorded a third quarter 2019 net income of $4,604,236, or $0.28 per share, as compared to net loss of $775,093, or $0.05 per share, in the 2018 quarter. The change in net income (loss) was principally the result of gain on assets sales, gains on derivative contracts, and decreased LOE and DD&A; partially offset by decreased oil, NGL and natural gas sales, increased interest and G&A expenses and changes in tax provision (benefit). These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $1,420,343 or 13% for the 2019 quarter. Oil, NGL and natural gas sales were down due to decreased NGL and natural gas sales volumes of 20% and 17%, respectively, and decreases in oil, NGL and natural gas prices of 13%, 20% and 10%, respectively, slightly offset by an increase in oil volumes of 20%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2019 and 2018:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2019	96,065	$57.50	53,903	$15.33	1,718,561	$2.00	2,618,369	$3.74
6/30/2018	80,298	$66.15	67,142	$19.20	2,082,700	$2.21	2,967,340	$3.78

The oil production increase is a result of a seven-well drilling program in the Eagle Ford Shale that came on line in March 2019 and a mineral acquisition of producing properties in the Bakken in August 2018. The increase is slightly offset by natural production decline in the Anadarko Woodford Shale. The NGL production decrease is attributed to natural production decline and operators electing to remove less NGL from the natural gas stream due to lower NGL prices. These decreases in the liquid-rich production from the prior year’s drilling program in the Anadarko Basin Woodford Shale and Eagle Ford Shale, were partially offset by a mineral acquisition of producing properties in the Bakken. Decreased natural gas production is due to naturally declining production in the Anadarko Woodford, Arkoma Woodford and Fayetteville shales. This decrease was slightly offset by natural gas production from the mineral acquisition in the Bakken.

The total production in the third quarter of 2018 was significantly higher due to our substantial 2017 drilling program in the Arkoma Woodford (8 wells), Anadarko Woodford (6 wells) and Eagle Ford (10 wells) shales, which began production in early 2018. All of these wells had significantly higher than average NRI’s and were producing at high rates during that time. As with virtually all horizontal wells, production from these wells experienced significant declines during their first year. This decline, along with

(14)

materially lower capital expenditures during fiscal 2018 and fiscal 2019, accounted for a material portion of the Company’s production decline experienced in the 2019 quarter.

Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
6/30/2019	96,065	53,903	1,718,561	2,618,369
3/31/2019	74,372	47,875	1,688,043	2,421,525
12/31/2018	82,828	62,262	1,893,990	2,764,530
9/30/2018	83,118	58,886	2,088,258	2,940,282
6/30/2018	80,298	67,142	2,082,700	2,967,340

Lease Bonuses and Rental Income:

Lease bonuses and rental income decreased $255,223 in the 2019 quarter. The decrease was due to a lower level of leasing by the Company during the 2019 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $2,711,509 as of June 30, 2019, and a net liability of $3,303,480 as of June 30, 2018. We had a net gain on derivative contracts of $2,313,195 in the 2019 quarter as compared to a net loss of $2,129,041 in the 2018 quarter. During the 2019 quarter, the oil and natural gas collars and fixed price swaps experienced a favorable change as NYMEX oil and natural gas futures experienced a decrease in price during the quarter in relation to their previous position to the collars and the fixed prices of the swaps at the beginning of the 2019 quarter. During the 2018 quarter, the oil and natural gas collars and fixed price swaps experienced an unfavorable change as the NYMEX futures prices (at that time) increased from where they were at the end of the previous quarter in 2018. The Company utilizes derivative contracts for the purpose of protecting its return on investments and cash flow.

Gain on Asset Sales:

Gain on asset sales was $4,017,787 in the 2019 quarter. During this quarter, the Company sold 166 net mineral acres in Martin County, Texas. In the 2018 quarter, the Company did not have a gain on asset sales.

Lease Operating Expenses (LOE):

Total LOE decreased $84,212 or 3% in the 2019 quarter. LOE per Mcfe increased in the 2019 quarter to $1.20 compared to $1.09 in the 2018 quarter. LOE related to field operating costs increased $59,803 or 4% in the 2019 quarter compared to the 2018 quarter. Field operating costs were $0.62 per Mcfe in the 2019 quarter as compared to $0.53 per Mcfe in the 2018 quarter. The increase in rate in the 2019 quarter was principally the result of production decline.

The increase in LOE related to field operating costs was offset by a decrease in handling fees (primarily gathering, transportation and marketing costs) of $144,015 in the 2019 quarter compared to the 2018 quarter. On a per Mcfe basis, these handling fees were $0.58 in the 2019 quarter as compared to $0.56 in the 2018 quarter. The increase in rate was primarily due to natural gas production (with lower handling fees) declining from peak rates noted in 2018, partially offset by oil production (with lower handling fees) increasing in the 2019 quarter. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $236,466 or 5% in the 2019 quarter. DD&A in the 2019 quarter was $1.67 per Mcfe as compared to $1.56 per Mcfe in the 2018 quarter. DD&A decreased $543,273 as a result of production decreasing 12% in the 2019 quarter compared to the 2018 quarter. An offsetting increase of $306,807 was the result of the $0.11 increase in the DD&A rate per Mcfe. The rate increase was mainly due to decreased production from wells with lower finding costs which had peak production in early 2018 and new production coming on in the Eagle Ford (higher DD&A) during the 2019 quarter.

(15)

Interest Expense:

Interest expense increased $105,781 or 25% in the 2019 quarter. The increase was the result of a higher average interest rate of 4.80% during the 2019 quarter as compared to 4.08% in the 2018 quarter. This was partially offset by lower average outstanding debt balances during the 2019 quarter.

General and Administrative Costs (G&A):

G&A increased $216,188 or 14% in the 2019 quarter. The increase was primarily the result of higher personnel expenses and timing of billings of work performed by outside firms.

Income Taxes:

Income taxes changed $1,524,000, from a $209,000 benefit in the 2018 quarter to a $1,315,000 provision in the 2019 quarter. The effective tax rate changed from a 21% benefit in the 2018 quarter to a 22% provision in the 2019 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

NINE MONTHS ENDED JUNE 30, 2019 – COMPARED TO NINE MONTHS ENDED JUNE 30, 2018

Overview:

The Company recorded a nine-month net income of $15,408,842, or $0.92 per share, in the 2019 period, as compared to net income of $14,080,022, or $0.83 per share, in the 2018 period. The change in net income (loss) was principally the result of gain on assets sales, gains on derivative contracts and decreased LOE and DD&A; partially offset by decreased tax benefits (due to new federal tax law change in 2018), decreased oil, NGL and natural gas sales and increased interest and G&A expenses. These items are further discussed below.

Oil, NGL and Natural Gas Sales:

Oil, NGL and natural gas sales decreased $5,141,760 or 14% for the 2019 period. Oil, NGL and natural gas sales were down due to decreases in oil and NGL prices of 9% and 18%, respectively, and decreases in NGL and natural gas sales volumes of 16% and 20%, respectively, slightly offset by an increase in natural gas sales prices of 8%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the nine-month periods of fiscal 2019 and 2018:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2019	253,265	$55.01	164,040	$18.88	5,300,594	$2.68	7,804,424	$4.00
6/30/2018	253,447	$60.77	196,290	$23.02	6,633,005	$2.48	9,331,427	$3.90

Oil production was basically flat, a combined result of naturally declining production from the 2017 drilling program in the Eagle Ford and Anadarko Woodford shales, offset by the 2018 seven-well drilling program in the Eagle Ford Shale that came on line in March 2019 and a mineral acquisition of Bakken producing properties in August 2018. The NGL production decrease is attributed to natural production decline and operators electing to remove less NGL from the natural gas stream due to lower NGL prices. These decreases in the liquid-rich production from the prior year’s drilling program in the Anadarko Basin Woodford Shale and Eagle Ford Shale were slightly offset by a mineral acquisition of producing properties in the Bakken. Decreased natural gas production is due to naturally declining production in the Anadarko Woodford and Arkoma Woodford shales and, to a lesser extent, the Fayetteville Shale.

The total production in the 2018 period saw significant increases due to our substantial 2017 drilling program in the Arkoma Woodford (8 wells), Anadarko Woodford (6 wells) and Eagle Ford (10 wells) shales, which began production just before or during the period. All of these wells had significantly higher than average NRI’s and were producing at high rates during that time. As with virtually all horizontal wells, production from these wells experienced significant declines during their first year. This decline, along with materially lower capital expenditures during fiscal 2018 and fiscal 2019, accounted for a material portion of the Company’s production decline experienced in the 2019 period.

(16)

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $2,711,509 as of June 30, 2019, and a net liability of $3,303,480 as of June 30, 2018. We had a net gain on derivative contracts of $5,026,123 in the 2019 period as compared to a net loss of $3,966,869 recorded in the 2018 period. The change was principally due to the oil and natural gas collars and fixed price swaps being more favorable in the 2019 period, as NYMEX oil and natural gas futures decreased (during the period) in relation to where they were at the beginning of the period. During the 2018 period, the loss was principally due to the oil collars and fixed price swaps being less favorable as NYMEX oil futures experienced large increases in price in relation to the collars and the fixed prices of the swaps. The Company utilizes derivative contracts for the purpose of protecting its return on investments.

Gain on Asset Sales:

Gain on asset sales was $13,114,725 in the 2019 period. During this period, the Company sold mineral acreage in Lea and Eddy Counties, New Mexico, for a gain of $9,096,938 and Martin County, Texas, for a gain of $4,017,787. In the 2018 period, the Company did not have a gain on asset sales.

Lease Operating Expenses (LOE):

LOE decreased $835,741 or 8% in the 2019 period. LOE per Mcfe increased in the 2019 period to $1.18 compared to $1.08 in the 2018 period. LOE related to field operating costs decreased $403,677 in the 2019 period compared to the 2018 period, an 8% decrease. Field operating costs were $0.59 per Mcfe in the 2019 period as compared to $0.54 per Mcfe in the 2018 period. The increase in rate in the 2019 period was principally the result of decreased production partially offset by the Company selling some marginal properties which had higher operating costs.

The decrease in LOE related to field operating costs was coupled with a decrease in handling fees (primarily gathering, transportation and marketing costs) of $432,064 in the 2019 period compared to the 2018 period. On a per Mcfe basis, these handling fees were $0.59 in the 2019 period as compared to $0.54 in the 2018 period. The increase in rate was primarily due to natural gas production (with lower handling fees) declining from peak rates noted in 2018 and oil production (with lower handling fees) declining. Natural gas sales bear the large majority of the handling fees while oil sales incur a much smaller amount. Handling fees are charged either as a percent of sales or based on production volumes.

Depreciation, Depletion and Amortization (DD&A):

DD&A decreased $2,315,706 or 16% in the 2019 period. The DD&A rate in both the 2019 and 2018 periods was $1.51 per Mcfe. DD&A decreased primarily as a result of production decreasing 16% in the 2019 period compared to the 2018 period.

Interest Expense:

Interest expense increased $263,405 or 20% in the 2019 period. The increase was the result of a higher average interest rate of 4.70% during the 2019 period as compared to 3.79% in the 2018 period.

General and Administrative Costs (G&A):

G&A increased $633,848 or 12% in the 2019 period. The increase was primarily the result of higher personnel expenses. The increase in personnel expenses was mainly due to increased restricted stock expenses as a retirement clause in the restricted stock agreements caused some of the grants to become fully expensed during the period. This was coupled with higher salary expenses due to employee retirements and changes; as well as other compensation increases compared to the 2018 period. Approximately $200,000 of these expenses are nonrecurring.

Income Taxes:

Income taxes changed $17,699,000, from a $12,943,000 benefit in the 2018 period to a $4,756,000 provision in the 2019 period. This was mostly the result of the new Tax Cuts and Jobs Act enacted in December 2017 that reduced the US federal corporate tax rate from 35% to 21%. The $12,777,000 tax benefit of this law change on our existing deferred tax liabilities was recorded in the 2018 period and directly affected the effective tax rate for the 2018 period. The effective tax rate changed from a 1138% benefit in the 2018 period to a 24% provision in the 2019 period.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

(17)

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $9,028,120 at June 30, 2019, compared to positive working capital of $2,509,050 at September 30, 2018. The change in working capital was mainly due to the net change in receivables (payables) for derivative contracts.

Liquidity:

Cash and cash equivalents were $1,530,477 as of June 30, 2019, compared to $532,502 at September 30, 2018, an increase of $997,975. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:

	2019	2018	Change

Operating activities	$14,332,951	$21,657,902	$(7,324,951)
Investing activities	4,643,215	(7,620,860)	12,264,075
Financing activities	(17,978,191)	(14,117,820)	(3,860,371)
Increase (decrease) in cash and cash equivalents	$997,975	$(80,778)	$1,078,753

Operating activities:

Net cash provided by operating activities decreased $7,324,951 during the 2019 period, as compared to the 2018 period, primarily the result of the following:

•	Increased net payments on derivative contracts of $952,172.
•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $5,422,970.
•	Decreased receipts from leasing of fee mineral acreage of $134,934.
•	Increased payments for G&A and other expense of $599,211.
•	Increased net payments for income tax of $358,823.
•	Decreased field operating expenses of $390,706.
•	Increased interest payments of $247,548.

Investing activities:

Net cash provided by investing activities increased $12,264,075 during the 2019 period, as compared to the 2018 period, primarily due to higher net proceeds from the sale of assets of $12,029,832 and lower payments of $4,393,457 for drilling and completion activity, partially offset by higher acquisition costs of $4,154,187 during 2019.

Financing activities:

Net cash used by financing activities increased $3,860,371 during the 2019 period, as compared to the 2018 period, primarily the result of increased stock repurchases of $6,193,086, partially offset by lower net payments on long-term debt of $2,322,220.

Capital Resources:

Capital expenditures to drill and complete wells decreased $4,393,457 (57%) from the 2018 to the 2019 period. The Company has a working interest in seven Eagle Ford Shale wells that started producing at the end of March 2019. The outstanding capital commitment on those wells, net of prepayments, was minimal as of June 30, 2019. The Company currently has no well proposals that would require significant capital commitments to drill and complete.

(18)

On November 30, 2018, the Company closed on a transaction to sell certain mineral acreage and producing oil and natural gas properties, primarily located in Lea and Eddy Counties, New Mexico, to a private buyer for total net consideration of $9.1 million cash. Near the end of June 2019, the Company closed on two additional mineral sales transactions in Martin County, Texas, to private buyers for $4.0 million of cash consideration. Like the vast majority of Panhandle’s mineral acreage, these minerals were purchased by Panhandle several years ago for a minimal cost. At the time of sale, the assets were almost completely amortized and therefore had minimal net book value. Almost all of the value received was a gain on the sale of assets in the first and third quarters of 2019. The Company utilized like-kind exchanges under IRS Code 1031 to defer income tax on most of the gains by offsetting it with the Bakken and STACK/SCOOP mineral acreage acquisitions that have been purchased throughout the year using qualified exchange accommodation agreements.

Since the Company is not the operator of any of its oil and natural gas properties, it is difficult for us to predict the level of future participation in and precise timing of the drilling and completion of new wells. Thus, capital expenditures for drilling and completion projects are difficult to forecast. The Company has not elected to participate in any working interest drilling proposals during the current fiscal year.

The Company received lease bonus payments during 2019 totaling $967,337. The Company began actively marketing its open acreage in STACK/SCOOP to lease in the third quarter of 2019. Looking forward, the cash flow benefit from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is very difficult to project as the Company’s mineral acreage position is so diverse and spread across several states. However, management will continue to strategically evaluate the merit of proactively leasing certain of the Company’s mineral acres.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See Note 9: Derivatives for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine months ended
June 30, 2019
Cash provided by operating activities	$14,332,951
Cash provided (used) by:

Capital expenditures - acquisitions	(5,120,466)
Capital expenditures - drilling and completion of wells	(3,349,640)
Quarterly dividends of $0.12 per share	(2,013,005)
Treasury stock purchases	(6,465,186)
Net borrowings (payments) on credit facility	(9,500,000)
Proceeds from sale of assets	13,114,969
Other investing and financing activities	(1,648)
Net cash used	(13,334,976)

Net increase (decrease) in cash	$997,975

Outstanding borrowings on the credit facility at June 30, 2019, were $41,500,000.

Looking forward, the Company expects to fund overhead costs, capital additions related to the drilling and completion of wells, acquisitions, treasury stock purchases and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our bank credit facility. The Company intends to use any excess cash to reduce existing bank debt. The Company had availability of $38,500,000 at June 30, 2019, under its revolving credit facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by bank agreement, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the credit facility was redetermined in August 2019 and reduced from $80 million to $70 million, which is a level that is expected to provide ample liquidity for the Company to continue to execute its normal operating strategies (current availability of $28,500,000). Even though the borrowing base was reduced, the Company has approximately the same availability now that it did at the beginning of the 2019 fiscal year. The next redetermination is scheduled for December 2019.

(19)

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

Commodity Price Risk

The Company utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. The Company’s derivative contracts are currently with Bank of Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under the credit facility with Bank of Oklahoma. The derivative contracts with Koch are unsecured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $155,000. For the Company’s oil collars, a change of $1.00 (below or above the collar) in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $98,000. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $417,900.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facilities. The revolving loan bears interest at the BOK prime rate plus from 0.50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At June 30, 2019, the Company had $41,500,000 outstanding under this facility and the effective interest rate was 4.76%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

(20)

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

PART II OTHER INFORMATION

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, the Company repurchased shares of the Company’s common stock as summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/19	-	$-	-	$1,213,443
5/1- 5/31/19	79,574	$14.12	79,574	$89,749
6/1 - 6/30/19	103,327	$13.30	103,327	$215,942
Total	182,901	$13.65	182,901

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

ITEM 6	EXHIBITS

(a)	EXHIBITS	Exhibit 10 - Sixth Amendment to Amended and Restated Credit Agreement and Joinder dated August 6, 2019
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

(21)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

August 8, 2019	/s/ Paul F. Blanchard Jr.
Date	Paul F. Blanchard Jr., President and
Chief Executive Officer

August 8, 2019	/s/ Robb P. Winfield
Date	Robb P. Winfield, Vice President,
Chief Financial Officer and Controller

(22)