Form 10-Q
period 2020-03-31
PANHANDLE OIL & GAS INC
filed 2020-05-07
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑

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

Outstanding shares of Class A Common stock (voting) at May 7, 2020: 16,392,054

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements may include, but are not limited to statements relating to: our ability to execute our business strategies; the volatility of realized oil and natural gas prices; the level of production on our properties; estimates of quantities of oil, NGL and natural gas reserves and their values; general economic or industry conditions; public health crises, such as the COVID-19 pandemic, and any related actions taken by businesses and governments; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; title defects in the properties in which we invest; and other economic, competitive, governmental, regulatory or technical factors affecting our properties, operations or prices.

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil, natural gas liquids and natural gas. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“Annual Report”), and all quarterly reports on Form 10-Q filed subsequently hereto, including the risks described in Item 1A of this Form 10-Q. Investors should also read the other information in this Form 10-Q and the Company’s Annual Report where risk factors are presented and further discussed.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Any forward-looking statement speaks only as of the date of which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except required by applicable law.

Except as required by applicable law, all forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Glossary of Certain Terms

The following is a glossary of certain accounting, oil and natural gas industry and other defined terms used in this Form 10-Q:

Bbl	barrel.
Board	board of directors of the Company.
BTU	British Thermal Units.
completion	the process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and/or natural gas.
DD&A	depreciation, depletion and amortization.
EBITDA	earnings before interest, taxes, depreciation and amortization (including impairment). This is a Non-GAAP measure.
ESOP	the Panhandle Oil and Gas Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan.
FASB	the Financial Accounting Standards Board.
field

an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

G&A	general and administrative costs.
GAAP	generally accepted accounting principles.
Independent Consulting Petroleum Engineer(s)	DeGolyer and MacNaughton of Dallas, Texas.
LOE	lease operating expense.
Mcf	thousand cubic feet.
Mcfe

natural gas stated on an Mcf basis and crude oil and natural gas liquids converted to a thousand cubic feet of natural gas equivalent by using the ratio of one Bbl of crude oil or natural gas liquids to six Mcf of natural gas.

Mmbtu	million BTU.
minerals, mineral acres or mineral interests	fee mineral acreage owned in perpetuity by the Company.
NGL	natural gas liquids.
NYMEX	New York Mercantile Exchange.
play	term applied to identified areas with potential oil and/or natural gas reserves.
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

Fiscal year references

All references to years in this Form 10-Q, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2020 mean the fiscal year ended September 30, 2020.

Fiscal quarter references

All references to quarters in this Form 10-Q, unless otherwise noted, refer to the Company’s fiscal quarter based on a fiscal year end of September 30. For example, references to first quarter mean the quarter of October 1 through December 31.

References to oil and natural gas properties

References to oil and natural gas properties in this Form 10-Q inherently include natural gas liquids associated with such properties.

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	September 30, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$498,777	$6,160,691
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	3,913,347	4,377,646
Refundable income taxes	3,401,870	1,505,442
Derivative contracts, net	4,216,915	2,256,639
Other	601,412	177,037
Total current assets	12,632,321	14,477,455

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	326,766,558	354,718,398
Non-producing oil and natural gas properties	19,030,785	14,599,023
Other	1,782,063	1,722,080
	347,579,406	371,039,501
Less accumulated depreciation, depletion and amortization	(261,599,529)	(259,314,590)
Net properties and equipment	85,979,877	111,724,911

Investments	151,752	205,076

Derivative contracts, net	-	237,505

Total assets	$98,763,950	$126,644,947

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$810,095	$665,160
Accrued liabilities and other	1,246,544	2,433,466
Total current liabilities	2,056,639	3,098,626

Long-term debt	32,000,000	35,425,000
Deferred income taxes, net	1,312,007	5,976,007
Asset retirement obligations	2,862,523	2,835,781

Stockholders' equity:
Class A voting common stock, $0.01666 par value; 24,000,500 shares authorized; 16,897,306 issued at March 31, 2020, and Class A voting common stock, $0.01666 par value; 24,000,000 shares authorized; 16,897,306 issued at September 30, 2019	281,509	281,509
Capital in excess of par value	3,264,383	2,967,984
Deferred directors' compensation	2,092,426	2,555,781
Retained earnings	62,447,346	81,848,301
	68,085,664	87,653,575
Less treasury stock, at cost; 505,252 shares at March 31, 2020, and 558,051 shares at September 30, 2019	(7,552,883)	(8,344,042)
Total stockholders' equity	60,532,781	79,309,533
Total liabilities and stockholders' equity	$98,763,950	$126,644,947

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$7,982,905	$9,221,319	$15,576,743	$21,432,038
Lease bonuses and rental income	22,092	208,746	549,791	723,303
Gains (losses) on derivative contracts	4,071,577	(1,793,852)	3,253,683	2,712,928
Gain on asset sales	-	-	3,272,888	9,096,938
	12,076,574	7,636,213	22,653,105	33,965,207
Costs and expenses:
Lease operating expenses	1,542,199	1,505,507	2,723,870	3,020,061
Transportation, gathering and marketing	1,386,297	1,482,671	2,769,298	3,072,687
Production taxes	404,728	467,308	732,009	1,076,259
Depreciation, depletion and amortization	3,373,518	3,623,976	6,329,219	7,437,662
Provision for impairment	29,545,702	-	29,545,702	-
Interest expense	346,573	485,784	717,238	1,025,154
General and administrative	2,174,661	2,133,153	4,397,689	4,071,993
Loss on asset sales and other expense (income)	40,066	(852)	29,136	15,785
	38,813,744	9,697,547	47,244,161	19,719,601
Income (loss) before provision (benefit) for income taxes	(26,737,170)	(2,061,334)	(24,591,056)	14,245,606

Provision (benefit) for income taxes	(6,764,000)	(130,000)	(6,510,000)	3,441,000

Net income (loss)	$(19,973,170)	$(1,931,334)	$(18,081,056)	$10,804,606

Basic and diluted earnings (loss) per common share (Note 5)	$(1.21)	$(0.11)	$(1.09)	$0.64

Basic and diluted weighted average shares outstanding:
Common shares	16,384,687	16,679,187	16,362,057	16,712,493
Unissued, directors' deferred compensation shares	139,390	183,206	186,443	217,704
	16,524,077	16,862,393	16,548,500	16,930,197

Dividends declared per share of common stock and paid in period	$0.04	$0.04	$0.08	$0.08

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2020

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2019	16,897,306	$281,509	$2,967,984	$2,555,781	$81,848,301	(558,051)	$(8,344,042)	$79,309,533

Net income (loss)	-	-	-	-	1,892,114	-	-	1,892,114
Purchase of treasury stock	-	-	-	-	-	(632)	(7,635)	(7,635)
Restricted stock awards	-	-	148,515	-	-	-	-	148,515
Dividends ($0.08 per share)	-	-	-	-	(1,319,899)	-	-	(1,319,899)
Distribution of restricted stock to officers and directors	-	-	(82,821)	-	-	5,546	82,914	93
Increase in deferred directors' compensation charged to expense	-	-	-	86,212	-	-	-	86,212
Balances at December 31, 2019	16,897,306	$281,509	$3,033,678	$2,641,993	$82,420,516	(553,137)	$(8,268,763)	$80,108,933
Net income (loss)	-	-	-	-	(19,973,170)	-	-	(19,973,170)
Restricted stock awards	-	-	343,101	-	-	-	-	343,101
Distribution of deferred directors' compensation	-	-	(112,396)	(603,485)	-	47,885	715,880	(1)
Increase in deferred directors' compensation charged to expense	-	-	-	53,918	-	-	-	53,918
Balances at March 31, 2020	16,897,306	$281,509	$3,264,383	$2,092,426	$62,447,346	(505,252)	$(7,552,883)	$60,532,781
(unaudited)

Six Months Ended March 31, 2019

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2018	16,896,881	$281,502	$2,824,691	$2,950,405	$125,266,945	(145,467)	$(2,558,338)	128,765,205

Net income (loss)	-	-	-	-	12,735,940	-	-	12,735,940
Purchase of treasury stock	-	-	-	-	-	(74,457)	(1,140,559)	(1,140,559)
Restricted stock awards	-	-	159,469	-	-	-	-	159,469
Dividends ($0.08 per share)	-	-	-	-	(1,347,789)	-	-	(1,347,789)
Distribution of restricted stock to officers and directors	425	7	(159,869)	-	-	9,194	160,022	160
Distribution of deferred directors' compensation	-	-	(8)	8	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	80,287	-	-	-	80,287
Balances at December 31, 2018	16,897,306	$281,509	$2,824,283	$3,030,700	$136,655,096	(210,730)	$(3,538,875)	$139,252,713
Net income (loss)	-	-	-	-	(1,931,334)	-	-	(1,931,334)
Purchase of treasury stock	-	-	-	-	-	(175,175)	(2,827,126)	(2,827,126)
Restricted stock awards	-	-	286,852	-	-	-	-	286,852
Dividends	-	-	-	-	(381)	-	-	(381)
Distribution of restricted stock to officers and directors	-	-	(73,069)	-	-	4,441	73,144	75
Distribution of deferred directors' compensation	-	-	(207,842)	(667,124)	-	52,399	874,963	(3)
Increase in deferred directors' compensation charged to expense	-	-	-	51,993	-	-	-	51,993
Balances at March 31, 2019	16,897,306	$281,509	$2,830,224	$2,415,569	$134,723,381	(329,065)	$(5,417,894)	$134,832,789
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2020	2019
Operating Activities	(unaudited)
Net income (loss)	$(18,081,056)	$10,804,606

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	6,329,219	7,437,662
Impairment of producing properties	29,545,702	-
Provision for deferred income taxes	(4,664,000)	3,942,000
Gain from leasing fee mineral acreage	(544,979)	(722,912)
Proceeds from leasing fee mineral acreage	559,462	737,812
Net (gain) loss on sales of assets	(3,265,449)	(9,096,938)
Directors' deferred compensation expense	140,130	132,280
Fair value of derivative contracts	(1,722,771)	(4,231,222)
Restricted stock awards	491,616	446,321
Other	7,225	9,326
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	464,299	715,935
Other current assets	(232,349)	(172,645)
Accounts payable	117,561	(77,977)
Income taxes receivable	(1,896,428)	(538,150)
Other non-current assets	50,010	17,317
Accrued liabilities	(1,189,850)	(342,361)
Total adjustments	24,189,398	(1,743,552)
Net cash provided by operating activities	6,108,342	9,061,054

Investing Activities
Capital expenditures	(139,755)	(4,159,683)
Acquisition of minerals and overrides	(10,254,016)	(1,809,775)
Investments in partnerships	-	(199)
Proceeds from sales of assets	3,376,049	9,096,938
Net cash provided (used) by investing activities	(7,017,722)	3,127,281

Financing Activities
Borrowings under Credit Facility	5,561,725	8,686,270
Payments of loan principal	(8,986,725)	(15,586,270)
Purchases of treasury stock	(7,635)	(3,967,685)
Payments of dividends	(1,319,899)	(1,348,170)
Net cash provided (used) by financing activities	(4,752,534)	(12,215,855)

Increase (decrease) in cash and cash equivalents	(5,661,914)	(27,520)
Cash and cash equivalents at beginning of period	6,160,691	532,502
Cash and cash equivalents at end of period	$498,777	$504,982

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$4	$27,562

Gross additions to properties and equipment	$10,229,121	$5,654,060

Net (increase) decrease in accounts payable for properties and equipment additions	164,650	315,398
Capital expenditures and acquisitions	$10,393,771	$5,969,458

(See accompanying notes)

(4)

PANHANDLE OIL AND GAS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Basis of Presentation and Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of Panhandle Oil and Gas Inc. have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC. Management believes that all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the periods have been included. All such adjustments are of a normal recurring nature. The results are not necessarily indicative of those to be expected for the full year. The Company’s fiscal year runs from October 1 through September 30.

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Panhandle” or “Company” refer to Panhandle Oil and Gas Inc.

Adoption of New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which will supersede the lease requirements in Topic 840, Leases by requiring lessees to recognize lease assets and lease liabilities classified as operating leases on the balance sheet. See Note 2: Leases for further details related the Company’s adoption of this standard.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which would allow entities to apply the transition provisions of the new standard at the adoption date instead of at the earliest comparative period presented in the financial statements, and will allow entities to continue to apply the legacy guidance in Topic 840, including disclosure requirements, in the comparative period presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any, rather than in the earliest period presented. See Note 2: Leases for further discussion.

New Accounting Pronouncements yet to be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019, and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. This standard will be effective for Panhandle starting October 1, 2020. The Company is evaluating the new standard and is currently in the process of estimating its financial statement impact; however, the impact is not expected to be material. Historically, the Company's credit losses on oil, NGL and natural gas sales receivables have been immaterial.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(5)

NOTE 2: Leases

Impact of ASC 842 Adoption

On October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method. This ASU, as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20, requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. The Company elected the adoption practical expedient under ASU 2018-11, and used October 1, 2019, the beginning of the period of adoption, as its date of initial application. The Company elected the set of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of the standard.

The Company’s operating lease right-of-use (“ROU”) assets and operating lease obligations were less than 1% of the Company's total assets as of December 31, 2019, had remaining terms of less than 12 months and were not considered material to the Company; and therefore, the adoption of the standard had no related impact on the Company’s Balance Sheets as of October 1, 2019. Additionally, there was no related impact on the Company’s Statements of Operations, and the standard had no impact on the Company’s debt covenant compliance under existing agreements.

Assessment of Leases

The Company determines if an arrangement is a lease at inception by considering whether (i) explicitly or implicitly identified assets have been deployed in the agreement and (ii) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. As of March 31, 2020, none of the Company’s leases were classified as financing leases. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company signed a new lease for office space during the quarter ended March 31, 2020, with an anticipated commencement date during the fourth quarter of 2020. The associated lease liability will be recognized at that time and is estimated to be approximately $1 million.

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

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option. Lease expense for lease payments will be recognized on a straight-line basis over the lease term. The Company made an accounting policy election to not recognize leases with terms, including applicable options, of less than twelve months on the Company’s Balance Sheets and recognize those lease payments in the Company’s Statements of Operations on a straight-line basis over the lease term. In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.

NOTE 3: Revenues

Lease bonus income

The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any oil, NGL or natural gas discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) 932, and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as a gain. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rental income line item on the Company’s Statements of Operations.

(6)

Oil and natural gas derivative contracts

See Note 10 for discussion of the Company’s accounting for derivative contracts.

Revenues from Contracts with Customers

Oil, NGL and natural gas sales

Sales of oil, NGL and natural gas are recognized when production is sold to a purchaser and control has transferred. Oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. The price the Company receives for natural gas and NGL is tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality and heat content of natural gas, and prevailing supply and demand conditions, so that the price of natural gas fluctuates to remain competitive with other available natural gas supplies. These market indices are determined on a monthly basis. Each unit of commodity is considered a separate performance obligation; however, as consideration is variable, the Company utilizes the variable consideration allocation exception permitted under the standard to allocate the variable consideration to the specific units of commodity to which they relate.

Disaggregation of oil, NGL and natural gas revenues

The following table presents the disaggregation of the Company's oil, NGL and natural gas revenues for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Oil revenue	$3,126,132	$1,641,643	$4,767,775	$4,539,343	$3,693,944	$8,233,287
NGL revenue	196,311	328,430	524,741	419,088	720,536	1,139,624
Natural gas revenue	1,245,413	1,444,976	2,690,389	2,518,527	3,685,305	6,203,832
Oil, NGL and natural gas sales	$4,567,856	$3,415,049	$7,982,905	$7,476,958	$8,099,785	$15,576,743

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Oil revenue	$1,552,380	$2,377,225	$3,929,605	$3,856,185	$4,552,400	$8,408,585
NGL revenue	186,884	629,478	816,362	628,111	1,643,086	2,271,197
Natural gas revenue	1,411,154	3,064,198	4,475,352	3,442,266	7,309,990	10,752,256
Oil, NGL and natural gas sales	$3,150,418	$6,070,901	$9,221,319	$7,926,562	$13,505,476	$21,432,038

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Oil, NGL and natural gas sales receivables line item on the Company’s Balance Sheets. The difference between the Company's estimates and the actual amounts received for oil, NGL and natural gas sales is recorded in the quarter that payment is received from the third party. For the three and six months ended March 31, 2019,  revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods for existing wells was immaterial and considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to us. Through the use of new technological platforms as well as cash received on new wells, in the 2020 second quarter, the Company identified several producing properties on our minerals that had production dates prior to the 2020 second quarter. Estimates of the oil and natural gas sales related to those properties were made and are reflected in the second quarter Oil, NGL and natural gas sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in Oil, NGL and natural gas sales receivables. In connection with obtaining more relevant information identifying additional new wells on Panhandle acreage, we have recorded a change in estimate for new wells to Oil, NGL and natural gas sales totaling $1,871,245 of which $1,322,115 related to the production periods before October 1, 2019, and $549,130 related to first quarter of 2020. This reduced loss before benefit for income taxes by

(7)

$1,717,948 in the three and six months ended March 31, 2020. This resulted in decreases in both net loss of $1,283,339 and $0.08 loss per common share for the three months ended March 31, 2020, and decreases in both net loss of $1,263,155 and $0.08 loss per common share for the six months ended March 31, 2020.

NOTE 4: Income Taxes

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from excess federal and Oklahoma percentage depletion, which are permanent tax benefits. Excess percentage depletion, both federal and Oklahoma, can only be taken in the amount that it exceeds cost depletion which is calculated on a unit-of-production basis. Excess tax benefits and deficiencies of stock-based compensation are recognized as provision (benefit) for income taxes in the Company’s Statements of Operations.

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended March 31, 2020, was a 26% benefit as compared a 24% provision for the six months ended March 31, 2019. The effective tax rate for the quarter ended March 31, 2020, was a 25% benefit as compared to a 6% benefit for the quarter ended March 31, 2019.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the quarter ended March 31, 2020, the receipt of the refundable tax credit due to AMT credits totaling $1.4 million was accelerated due to the CARES Act. In addition to the acceleration of the AMT refund, an additional $203 thousand was recognized as an income tax benefit as a result of the NOL carryback provision allowing the Company to use the previously enacted tax rate of 34% rather than the current tax rate of 21%.

NOTE 5: Basic and Diluted Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 6: Long-Term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a borrowing base of $45,000,000 as of March 31, 2020, and a maturity date of November 30, 2022 (as amended, the “Credit Facility”). The Credit Facility is subject to a semi-annual borrowing base determination, wherein BOK applies its commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The Credit Facility is secured by certain of the Company’s properties (wellbore only) with a net book value of $42,020,263 at March 31, 2020. The interest rate is based on BOK prime plus from 0.50% to 1.25%, or 30-day LIBOR plus from 2.00% to 2.75%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At March 31, 2020, the effective interest rate was 3.89%.

The Company’s debt is recorded at the carrying amount on its Balance Sheets. The carrying amount of the Credit Facility approximates fair value because the interest rates are reflective of market rates.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. The next redetermination is expected to occur in June 2020. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (as defined in the Credit Facility) of no more than 4.0 to 1.0 based on

(8)

the trailing twelve months. At March 31, 2020, the Company was in compliance with the covenants of the Credit Facility, had $32,000,000 outstanding and had $13,000,000 of borrowing base availability under the Credit Facility.

NOTE 7: Deferred Compensation Plan for Non-Employee Directors

Annually, non-employee directors may elect to be included in the Deferred Compensation Plan for Non-Employee Directors. This plan provides that each outside director may individually elect to be credited with future unissued shares of Company common stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers. Only upon a director’s retirement, termination, death or a change-in-control of the Company will the shares recorded for such director be issued under this plan. Directors may elect to receive shares, when issued, over annual time periods up to ten years. The promise to issue such shares in the future is an unsecured obligation of the Company.

NOTE 8: Restricted Stock Plan

In March 2010, shareholders approved the Panhandle Oil and Gas Inc. 2010 Restricted Stock Plan (the “2010 Stock Plan”), which made available 200,000 shares of common stock to provide a long-term component to the Company’s total compensation package for its officers and to further align the interest of its officers with those of its shareholders. In March 2014, shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 200,000 shares to 500,000 shares and to allow the grant of shares of restricted stock to our directors. In March 2020, shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 2010 Stock Plan to 750,000 shares. The 2010 Stock Plan, as amended (the “Amended 2010 Stock Plan”), is designed to provide as much flexibility as possible for future grants of restricted stock so that the Company can respond as necessary to provide competitive compensation in order to attract, retain and motivate directors and officers of the Company and to align their interests with those of the Company’s shareholders.

Effective in May 2014, the Board adopted stock repurchase resolutions to allow management, at its discretion, to purchase the Company’s common stock as treasury shares up to an amount equal to the aggregate number of shares of common stock awarded pursuant to the Amended 2010 Restricted Stock Plan, contributed by the Company to its ESOP and credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Effective in May 2018, the Board of directors approved an amendment to the Company’s existing stock repurchase program (the “Repurchase Program”). As amended, the Repurchase Program continues to allow the Company to repurchase up to $1.5 million of the Company’s common stock at management’s discretion. The Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of the Company’s common stock is authorized and approved whenever the previous amount is utilized. In addition, the number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Amended 2010 Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

On December 11, 2019, the Company awarded 10,038 time-based shares and 15,058 market-based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a three-year period and contains non-forfeitable rights to receive dividends and voting rights during the vesting period. Upon vesting, the market-based shares that do not meet certain market performance criteria are forfeited. The time-based and market-based shares had fair values on their award date of $122,062 and $160,401, respectively. The fair values for the time-based and the market-based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the market-based shares on their award date is calculated by simulating the Company’s stock prices as compared to the S&P Oil & Gas Exploration & Production ETF (XOP) prices utilizing a Monte Carlo model covering the market performance period (December 11, 2019, through December 11, 2022).

On January 2, 2020, the Company awarded 22,300 time-based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock vests on December 31, 2020. The restricted stock contains non-forfeitable rights to receive dividends and to vote the shares during the vesting period. These time-based shares had a fair value on their award date of $246,640.

On January 16, 2020, upon naming a new Chief Executive Officer, the Company awarded 53,476 time-based shares and 21,988 market-based shares of the Company’s common stock as restricted stock, with the same vesting criteria as the December 11, 2019 awards discussed above. The time-based and market-based shares had fair values on their award date of $500,000 and $179,334,

(9)

respectively. An additional 37,045 of performance-based shares were awarded to the Company’s officers at that time with a nominal value at their award date.

On March 9, 2020, upon naming a new Chief Financial Officer, the Company awarded 16,340 time-based shares, 2,534 market-based shares and 2,534 performance-based shares of the Company’s common stock as restricted stock, with the same vesting criteria as the December 11, 2019, and January 16, 2020, awards discussed above. The time-based and market-based shares had fair values on their award date of $72,550 and $9,814, respectively. The performance-based shares had a nominal value at their award date.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The dilutive impact of all restricted stock plans is immaterial for all periods presented.

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2020 and 2019, related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Market-based, restricted stock	$200,761	$182,742	$274,903	$246,279
Time-based, restricted stock	142,340	104,110	216,713	200,042
Performance-based, restricted stock	-	-	-	-
Total compensation expense	$343,101	$286,852	$491,616	$446,321

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table:

	As of March 31, 2020
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$88,147	2.30
Time-based, restricted stock	827,501	2.19
Performance-based, restricted stock	-
Total	$915,648

NOTE 9: Properties and Equipment

Divestitures

During the second quarter of 2020, the Company had no significant divestitures.

During the first quarter of 2020, Panhandle closed on the sale of 530 net mineral acres in Eddy County, New Mexico, for $3.4 million. At the time of sale, the assets were mostly amortized and therefore had minimal net book value. Almost all of the value received was a gain on the sale of assets, $3.3 million, in the first quarter of 2020. The Company utilized a like-kind exchange under Internal Revenue Code Section 1031 to defer income tax on all of the gain by offsetting it with the STACK/SCOOP mineral acreage acquisition that was purchased during the quarter using qualified exchange accommodation agreements.

During the second quarter of 2019, the Company had no divestitures.

During the first quarter of 2019, the Company sold 206 net mineral acres and producing oil and natural gas properties located in Lea and Eddy Counties, New Mexico, to a private buyer for total net consideration of $9.1 million and recorded a gain on the sale of $9.1 million. The cash from the sale was used to reduce the Company’s outstanding debt under the Credit Facility.

Acquisitions

During the second quarter of 2020, the Company had no significant acquisitions.

(10)

During the first quarter of 2020, Panhandle closed on the purchase of 700 net mineral acres in Kingfisher, Canadian and Garvin Counties, Oklahoma, for a purchase price of $9.3 million (after customary closing adjustments).

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

Oil, NGL and Natural Gas Reserves

Management considers the estimation of the Company’s crude oil, NGL and natural gas reserves to be the most significant of its judgments and estimates. Changes in crude oil, NGL and natural gas reserve estimates affect the Company’s calculation of DD&A, provision for retirement of assets and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of crude oil, NGL and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geologic and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing appropriate prices for the current period. The estimated oil, NGL and natural gas reserves were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month oil, NGL and natural gas price for each month within the 12-month period prior to the balance sheet date, held flat over the life of the properties. However, projected future crude oil, NGL and natural gas pricing assumptions are used by management to prepare estimates of crude oil, NGL and natural gas reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions. Crude oil, NGL and natural gas prices are volatile and affected by worldwide production and consumption and are outside the control of management (see Item 1A: Risk Factors for a further discussion of price volatility).

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three and six months ended March 31, 2020, the assessment resulted in an impairment provision on producing properties of $29,545,702, primarily due to the decline in commodity prices caused by the ongoing COVID-19 pandemic and the early March 2020 failure by a group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts (see Item 1A: Risk Factors). For the three and six months ended March 31, 2019, the assessment resulted in no impairment provisions on producing properties.

During the quarter ended March 31, 2020, impairment of $19.3 million and $7.3 million was recorded on our Fayetteville Shale and Eagle Ford fields, respectively. The remaining $2.9 million of impairment was taken on other producing assets. The discounted cash flows of the properties were prepared using NYMEX strip pricing as of March 31, 2020, using a discount rate of 10% for proved developed and assigning no value to undeveloped locations. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, are the primary reason for impairment in this field. The Company recognized an impairment related to the Eagle Ford at September 30, 2019, of $76.6 million primarily due to the removal of working interest PUDs from the Company’s reserve report. The further impairment of the Eagle Ford assets at March 31, 2020, is due to the decline in commodity prices over fiscal 2020.

A further reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

(11)

NOTE 10: Derivatives

The Company has entered into commodity price derivative agreements, including fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. These derivative instruments may expose the Company to risk of financial loss and limit the benefit of future increases in prices. The Company’s derivative contracts are currently with Bank of Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under the Credit Facility with Bank of Oklahoma (see Note 6: Long-Term Debt). The derivative contracts with Koch Supply and Trading LP are unsecured. The derivative instruments have settled or will settle based on the prices below:

Derivative contracts in place as of March 31, 2020

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
April - October 2020	10,000 Mmbtu	NYMEX Henry Hub	$2.20 floor / $2.59 ceiling
Natural gas fixed price swaps
January - December 2020	80,000 Mmbtu	NYMEX Henry Hub	$2.750
April - October 2020	10,000 Mmbtu	NYMEX Henry Hub	$2.405
November 2020 - March 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.661
Oil costless collars
July 2019 - June 2020	2,000 Bbls	NYMEX WTI	$65.00 floor / $76.15 ceiling
January - June 2020	2,000 Bbls	NYMEX WTI	$60.00 floor / $67.00 ceiling
January - December 2020	2,000 Bbls	NYMEX WTI	$55.00 floor / $62.00 ceiling
Oil fixed price swaps
January - December 2020	2,000 Bbls	NYMEX WTI	$55.28
January - December 2020	2,000 Bbls	NYMEX WTI	$58.65
January - December 2020	2,000 Bbls	NYMEX WTI	$60.00
January - December 2020	2,000 Bbls	NYMEX WTI	$58.05
July - December 2020	2,000 Bbls	NYMEX WTI	$58.10

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $4,216,915 as of March 31, 2020, and a net asset of $2,494,144 as of September 30, 2019. Net cash received related to derivative contracts settled during the six-month period ended March 31, 2020, was $1,530,912 compared to net cash paid of $1,518,294 in the same period in the prior year. Net cash received related to derivative contracts settled during the three months ended March 31, 2020, was $629,139 compared to net cash received of $181,107 in the same period in the prior year.

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice of whether or not to offset, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Company’s Balance Sheets.

(12)

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Balance Sheets at March 31, 2020, and September 30, 2019. The Company has offset all amounts subject to master netting agreements in the Company's Balance Sheets at March 31, 2020, and September 30, 2019.

	March 31, 2020		September 30, 2019
	Fair Value (a)		Fair Value (a)
	Commodity Contracts		Commodity Contracts
	Current Assets	Non-Current Assets	Current Assets	Non-Current Assets
Gross amounts recognized	$4,216,915	$-	$2,256,639	$237,505
Offsetting adjustments	-	-	-	-
Net presentation on Condensed Balance Sheets	$4,216,915	$-	$2,256,639	$237,505

(a) See Note 11: Fair Value Measurements for further disclosures regarding fair value of financial instruments.

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Fair Value Measurement at March 31, 2020
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$3,114,037	$-	$3,114,037
Derivative Contracts - Collars	$-	$1,102,878	$-	$1,102,878

Level 2 – Market Approach - The fair values of the Company’s swaps and collars are based on a third-party pricing model, which utilizes inputs that are either readily available in the public market, such as natural gas curves and volatility curves, or can be corroborated from active markets. These values are based upon future prices, time to maturity and other factors. These values are then compared to the values given by our counterparties for reasonableness.

(13)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy:

	Quarter Ended March 31,
	2020		2019
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$5,288,710	$29,545,702	$-	$-

	Six Months Ended March 31,
	2020		2019
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$5,288,710	$29,545,702	$-	$-

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

At March 31, 2020, and September 30, 2019, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 12: Subsequent Events

Derivative Contracts

Subsequent to March 31, 2020, the Company entered into new derivative contracts as summarized in the table below:

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
November 2020 - December 2021	50,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.90 ceiling
November 2020 - December 2021	40,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
Natural gas fixed price swaps
January 2021 - February 2022	50,000 Mmbtu	NYMEX Henry Hub	$2.729
Oil fixed price swaps
January - December 2021	8,000 Bbls	NYMEX WTI	$37.00

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Panhandle is an owner and manager of perpetual oil and natural gas mineral interests in resource plays in the United States. Our principal business is maximizing the value of our existing mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests.

We currently own interests in leasehold acreage and non-operated working interests in oil and natural gas properties. Exploration and development of our oil and natural gas properties are conducted by third-party oil and natural gas exploration and production companies (primarily larger independent operating companies). We do not operate any of our oil and natural gas

(14)

properties. While we previously have been an active working interest participant in wells drilled on our mineral and leasehold acreage, our current focus is on growth through mineral acquisitions and development of our significant mineral acreage inventory in our core areas of focus, which include the SCOOP/STACK and Arkoma Stack plays in Oklahoma, the Permian Basin in Texas and New Mexico, the Eagle Ford play in Texas, the Fayetteville play in Arkansas, and the Bakken/Three Forks play in North Dakota. We have ceased taking any working interest positions on our mineral and leasehold acreage and do not plan to take any going forward.

RESULTS OF OPERATIONS

Our results of operations are dependent primarily upon our: existing reserve quantities; costs associated with acquiring new reserves; production quantities and related production costs; and oil, NGL and natural gas sales prices. Although a significant amount of our revenue is currently derived from the production and sale of oil, NGL and natural gas on our working interests, a growing portion of our revenue is derived from royalties received from the production and sale of oil, NGL and natural gas.

THREE MONTHS ENDED MARCH 31, 2020, COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Overview:

The Company recorded a second quarter 2020 net loss of $19,973,170, or $1.21 per share, as compared to a net loss of $1,931,334, or $0.11 per share, in the 2019 quarter. The change in net income (loss) was principally the result of an increase in provision for impairment (non-cash) and a decrease in oil, NGL and natural gas sales, partially offset by an increased gain on derivative contracts and changes in tax provision (benefit). These items are further discussed below.

Revenue:

Oil, NGL and Natural Gas Sales:

Revenue from oil, NGL and natural gas sales decreased $1,238,414 or 13% for the 2020 quarter. Oil, NGL and natural gas sales were down due to decreases in oil, NGL and natural gas prices of 13%, 35% and 37%, respectively, and decreases in NGL and natural gas sales volumes of 1% and 5%, respectively, slightly offset by an increase in oil sales volumes of 39%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2020 and 2019:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2020	103,215	$46.19	47,487	$11.05	1,607,442	$1.67	2,511,654	$3.18
3/31/2019	74,372	$52.84	47,875	$17.05	1,688,043	$2.65	2,421,525	$3.81

The oil production increase is attributable to producing property royalty acquisitions in the Bakken in North Dakota and Anadarko STACK in Oklahoma, as well as new well drilling on legacy Panhandle mineral acreage in the SCOOP and STACK in Oklahoma. NGL production is relatively flat as naturally declining production in liquid-rich gas areas of the Anadarko Basin and Arkoma Stack are offset by additional production related to royalty acquisition volumes in the STACK and Bakken, new royalty wells in the SCOOP and Bakken, and operators removing more NGL from the natural gas stream. Natural gas volumes are slightly down as a result of naturally declining production in the STACK, Arkoma Stack and Fayetteville Shale, partially offset by royalty acquisition volumes in the STACK and Bakken and volumes identified in new royalty wells in the SCOOP and Bakken.

Total Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2020	103,215	47,487	1,607,442	2,511,654
12/31/2019	65,880	39,230	1,647,827	2,278,487
9/30/2019	75,934	52,219	1,786,167	2,555,085
6/30/2019	96,065	53,903	1,718,561	2,618,369
3/31/2019	74,372	47,875	1,688,043	2,421,525

(15)

Royalty Interest Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2020	64,151	16,188	628,074	1,110,108
12/31/2019	25,701	11,402	562,813	785,431
9/30/2019	28,411	16,323	591,773	860,177
6/30/2019	27,895	15,797	526,138	788,290
3/31/2019	30,587	11,959	515,179	770,455

Working Interest Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2020	39,064	31,299	979,368	1,401,546
12/31/2019	40,179	27,828	1,085,014	1,493,056
9/30/2019	47,523	35,896	1,194,394	1,694,908
6/30/2019	68,170	38,106	1,192,423	1,830,079
3/31/2019	43,785	35,916	1,172,864	1,651,070

Lease Bonuses and Rental Income:

When the Company leases its mineral interests, an upfront cash payment, or lease bonus, is generally received. Lease bonuses and rental income decreased $186,654 in the 2020 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $4,216,915 as of March 31, 2020, and a net asset of $817,206 as of March 31, 2019. The Company had a net gain on derivative contracts of $4,071,577 in the 2020 quarter as compared to a net loss of $1,793,852 in the 2019 quarter. During the 2020 quarter, oil and natural gas collars and fixed price swaps experienced a favorable change as NYMEX futures experienced a significant decrease in price during the quarter in relation to their previous position to the collars and the fixed prices of the swaps at the beginning of the 2020 quarter. During the 2019 quarter, the oil collars and fixed price swaps experienced an unfavorable change as NYMEX oil futures experienced a significant increase in price during the quarter in relation their previous position to the collars and the fixed prices of the swaps at the beginning of the 2019 quarter. The Company utilizes derivative contracts for the purpose of protecting its return on investments and cash flow. Net cash received related to derivative contracts settled during the quarter ended March 31, 2020, was $629,139 compared to net cash received of $181,107 in the same period in the prior year.

Costs and Expenses:

Lease Operating Expenses (LOE):

The Company is responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normally recurring expenses associated with our working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Total LOE related to field operating costs increased $36,692 or 2% in the 2020 quarter compared to 2019 quarter. LOE per Mcfe decreased in the 2020 quarter to $0.61 compared to $0.62 in the 2019 quarter. The decrease in LOE per Mcfe is the result of production increasing 4%, partially offset by a 2% increase in LOE expenses. This decrease in rate is a reflection of the Company’s strategic decision at the end of fiscal 2019 to cease participating with a working interest on its mineral and leasehold acreage and to focus solely on growth through mineral acquisitions going forward. As royalty interest production increases in relation to total company production, LOE per Mcfe is anticipated to be lower.

Transportation, Gathering and Marketing:

Transportation, gathering and marketing decreased $96,374 or 7% in the 2020 quarter. This decrease in costs was primarily driven by lower natural gas production in the 2020 quarter compared to the 2019 quarter. Natural gas sales bear the large majority of our transportation, gathering and marketing fees. On a per Mcfe basis, these handling fees were $0.55 in the 2020 quarter as compared to $0.61 in the 2019 quarter. The decrease in rate was principally due to increased oil sales as they made up a larger percentage of our total production in the 2020 quarter compared to the 2019 quarter. Oil sales incur much smaller transportation, gathering and marketing fees than NGL and natural gas.

(16)

Depreciation, Depletion and Amortization (DD&A):

DD&A is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $250,458 or 7% in the 2020 quarter. DD&A in the 2020 quarter was $1.34 per Mcfe as compared to $1.50 per Mcfe in the 2019 quarter. DD&A decreased $385,342 as a result of a $0.16 decrease in the DD&A rate per Mcfe. DD&A increased $134,884 as a result of production increasing 4% in the 2020 quarter. The rate decrease was mainly due to the impairment taken on the Eagle Ford at the end of fiscal 2019, which lowered the basis of the assets. The rate decrease was partially offset by lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2020 quarter, as compared to the 2019 quarter, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A. Taking into consideration the impairment of our assets in the 2020 quarter, we expect our DD&A rate going forward to be significantly lower.

Provision for Impairment:

Provision for impairment was $29,545,702 in the 2020 quarter as compared to no provision for impairment in the 2019 quarter. During the 2020 quarter, impairment of $29,315,807 was recorded on seven different fields including the Fayetteville and Eagle Ford shales, which represent 90% of our total impairment. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, are the primary reason for impairment in this field. The Company recognized an impairment related to the Eagle Ford at September 30, 2019, of $76.6 million primarily due to the removal of working interest PUDs from the Company’s reserve report. The further impairment of the Eagle Ford assets at March 31, 2020, is due to the decline in commodity prices over fiscal 2020. The remaining $229,895 of impairment was recorded on other assets. The impairment on assets in these seven fields was caused by lower futures prices associated with our products. Futures prices experienced downward pressure resulting in low pricing as of the end of the 2020 quarter. The reduced future net value associated with these fields caused the assets to fail the step one test for impairment as their undiscounted cash flows were not high enough to cover the book basis of the assets. These assets were written down to their fair market value as required by GAAP. No impairment was recorded during the 2019 quarter.

Income Taxes:

Income taxes changed $6,634,000, from a $130,000 benefit in the 2019 quarter to a $6,764,000 benefit in the 2020 quarter. The effective tax rate changed from a 6% benefit in the 2019 quarter to a 25% benefit in the 2020 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

SIX MONTHS ENDED MARCH 31, 2020, COMPARED TO SIX MONTHS ENDED MARCH 31, 2019

Overview:

The Company recorded a six-month net loss of $18,081,056, or $1.09 per share, in the 2020 period, as compared to net income of $10,804,606, or $0.64 per share, in the 2019 period. The change in net income (loss) was principally the result of increase in provision for impairment (non-cash), by decreases in oil and gas sales and gain on assets sales, offset by decreased DD&A and changes in our tax provision (benefit).

Revenue:

Oil, NGL and Natural Gas Sales:

Revenue from oil, NGL and natural gas sales decreased $5,855,295 or 27% for the 2020 period. Oil, NGL and natural gas sales were down due to decreases in oil, NGL and natural gas prices of 9%, 36% and 36%, respectively, and decreases in NGL and natural gas sales volumes of 21% and 9%, respectively, slightly offset by an increase in oil sales volumes of 8%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the six-month periods of fiscal 2020 and 2019:

(17)

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2020	169,095	$48.69	86,717	$13.14	3,255,269	$1.91	4,790,141	$3.25
3/31/2019	157,200	$53.49	110,137	$20.62	3,582,033	$3.00	5,186,055	$4.13

The oil production increase is attributable to producing property royalty acquisitions in the Bakken in North Dakota and Anadarko STACK in Oklahoma, as well as new well drilling on legacy Panhandle mineral acreage. New oil production is offset by naturally declining production and, to a lesser extent, divestitures in the Permian Basin. The NGL production decrease is predominately attributed to naturally declining production in high-interest wells in the Anadarko STACK. Additional decline in NGL production is attributed to divestitures in the Permian Basin and naturally declining production in the Arkoma Stack, Eagle Ford Shale, and Anadarko Basin Granite Wash. The natural gas production decrease is due to naturally declining production in the Anadarko STACK, Arkoma Stack and Fayetteville Shale. This natural gas decrease is offset by royalty acquisition volumes in the STACK and Bakken and volumes identified in new royalty interest wells in the SCOOP and Bakken.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $4,216,915 as of March 31, 2020, and a net asset of $817,206 as of March 31, 2019. The Company had a net gain on derivative contracts of $3,253,683 in the 2020 period as compared to a net gain of $2,712,928 recorded in the 2019 period. The change was principally due to the oil and natural gas collars and fixed price swaps being more favorable in the 2020 period, as NYMEX futures prices decreased, during the period, in relation to where they were at the beginning of the period. During the 2019 period, the gain was principally due to the oil collars and fixed price swaps being more favorable in the 2019 period, as NYMEX oil futures decreased, during the period, in relation to where they were at the beginning of the period. The Company utilizes derivative contracts for the purpose of protecting its return on investments. Net cash received related to derivative contracts settled during the six-month period ended March 31, 2020, was $1,530,912 compared to net cash paid of $1,518,294 in the same period in the prior year.

Gain on Asset Sales:

Gain on asset sales was $3,272,888 in the 2020 period. The Company sold 530 net mineral acres in Eddy County, New Mexico, for a gain of $3,272,888. During the 2019 period, the Company sold mineral acreage in Lea and Eddy Counties, New Mexico, for a gain of $9,096,938.

Costs and Expenses:

Lease Operating Expenses (LOE):

The Company is responsible for a portion of LOE relating to a well as a non-operated working interest holder. LOE includes normally recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. LOE decreased $296,191 or 10% in the 2020 period. This decrease was principally the result of the Company selling some marginal properties in fiscal 2019 which had higher operating costs. LOE per Mcfe decreased in the 2020 period to $0.57 compared to $0.58 in the 2019 period. This decrease in rate is a reflection of the Company’s strategic decision at the end of fiscal 2019 to cease participating with a working interest on its mineral and leasehold acreage and to focus solely on growth through mineral acquisitions going forward. As royalty interest production increases in relation to total company production, LOE per Mcfe is anticipated to be lower.

Transportation, Gathering and Marketing:

Transportation, gathering and marketing decreased $303,389 or 10% in the 2020 period. This decrease in costs was primarily driven by lower natural gas production in the 2020 period compared to the 2019 period. Natural gas sales bear the large majority of our transportation, gathering and marketing fees. On a per Mcfe basis, these handling fees were $0.58 in the 2020 period as compared to $0.59 in the 2019 period. The decrease in rate was principally due to increased oil sales as they made up a larger percentage of our total production in the 2020 period compared to the 2019 period. Oil sales incur much smaller transportation, gathering and marketing fees than NGL and natural gas.

(18)

Production taxes:

Production taxes decreased $344,250 in the 2020 period. The decrease in amount was primarily the result of decreased oil, NGL and natural gas sales of $5,855,295 in the 2020 period as compared to the 2019 period. Production taxes as a percentage of oil, NGL and natural gas sales decreased from 5.0% in the 2019 period to 4.7% in the 2020 period.

Depreciation, Depletion and Amortization (DD&A):

DD&A is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $1,108,443 or 15% in the 2020 period. DD&A in the 2020 period was $1.32 per Mcfe as compared to $1.43 per Mcfe in the 2019 period. DD&A decreased $567,806 as a result of production decreasing 8% in the 2020 period compared to the 2019 period. An additional decrease of $540,637 was the result of the $0.11 decrease in the DD&A rate per Mcfe. The rate decrease was mainly due to the impairment taken on the Eagle Ford at the end of fiscal 2019, which lowered the basis of the assets. The rate decrease was partially offset by lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2020 quarter, as compared to 2019 quarter, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Provision for Impairment:

Provision for impairment was $29,545,702 for the 2020 period as compared to no provision for impairment in the 2019 period. During the 2020 period, impairment of $29,315,807 was recorded on seven different fields including the Fayetteville and Eagle Ford shales, which represent 90% of our total impairment. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, are the primary reason for impairment in this field. The Company recognized an impairment related to the Eagle Ford at September 30, 2019, of $76.6 million primarily due to the removal of working interest PUDs from the Company’s reserve report. The further impairment of the Eagle Ford assets at March 31, 2020, is due to the decline in commodity prices over fiscal 2020. The remaining $229,895 of impairment was recorded on other assets. The impairment on assets in these seven fields was caused by lower futures prices associated with our products. Futures prices experienced downward pressure resulting in low pricing as of the end of the 2020 period. The reduced future net value associated with these fields caused the assets to fail the step one test for impairment as their undiscounted cash flows were not high enough to cover the book basis of the assets. These assets were written down to their fair market value as required by GAAP. No impairment was recorded during the 2019 period.

Interest expense:

Interest expense decreased $307,916 or 30% in the 2020 period. This decrease was mainly due to lower outstanding debt balances ($32.0 million at March 31, 2020, as compared to $44.1 million at March 31, 2019).

General and Administrative Costs (G&A):

G&A expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. G&A increased $325,696 or 8% in the 2020 period. The increase was primarily the result of higher technical consulting and legal expenses, partially offset by lower personnel expenses. The increase in technical consulting was due to increased cost for our then interim (now current) CEO, geologic and engineering fees. The increase in legal expenses was primarily due to additional work provided pertaining to the Company’s proxy statement. We expect our G&A to decrease going forward as a result of the personnel reduction and other G&A reduction efforts.

Income Taxes:

Income taxes changed $9,951,000, from a $3,441,000 provision in the 2019 period to a $6,510,000 benefit in the 2020 period. The effective tax rate changed from a 24% provision in the 2019 period to a 26% benefit in the 2020 period.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $10,575,682 at March 31, 2020, compared to positive working capital of $11,378,829 at September 30, 2019.

(19)

Liquidity:

Cash and cash equivalents were $498,777 as of March 31, 2020, compared to $6,160,691 at September 30, 2019, a decrease of $5,661,914. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:

	2020	2019	Change

Operating activities	$6,108,342	$9,061,054	$(2,952,712)
Investing activities	(7,017,722)	3,127,281	(10,145,003)
Financing activities	(4,752,534)	(12,215,855)	7,463,321
Increase (decrease) in cash and cash equivalents	$(5,661,914)	$(27,520)	$(5,634,394)

The Company has started to implement a G&A reduction plan that is expected, when fully implemented, to reduce G&A by between $1 to $2 million annually. This effort includes a reduction in Company personnel which occurred on April 2, 2020, ongoing renegotiations of vendor contracts and other cost-savings measures in areas that are not deemed to be mission critical.

Operating activities:

Net cash provided by operating activities decreased $2,952,712 during the 2020 period, as compared to the 2019 period, primarily the result of the following:

•	Increased net receipts on derivative contracts of $3,049,206.
•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $5,306,215.
•	Increased payments for G&A and other expense of $1,162,760 (includes severance to former CEO).
•	Decreased field operating expenses of $376,337.
•	Decreased interest payments of $292,481.
•	Decreased lease bonus receipts of $178,350.

Investing activities:

Net cash used by investing activities increased $10,145,003 during the 2020 period, as compared to the 2019 period, primarily due to higher acquisition costs of $8,444,241 and lower net proceeds from the sale of assets of $5,720,889, partially offset by lower payments of $4,019,928 for drilling and completion activity during 2020.

Financing activities:

Net cash used by financing activities decreased $7,463,321 during the 2020 period, as compared to the 2019 period, primarily the result of lower net payments on long-term debt of $3,475,000 and decreased stock repurchases of $3,960,050.

Capital Resources:

Capital expenditures to drill and complete wells decreased $4,019,928 (97%) from the 2019 to the 2020 period as a result of the Company’s strategy to cease participating in any new wells with a working interest at the end of fiscal 2019. The Company currently has no remaining commitments that would require significant capital to drill and complete wells.

Since the Company has decided to cease any further participation in wells with a working interest on its mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal going forward, as the expenditures will be limited to capital workovers to enhance existing wells.

(20)

On November 14, 2019, Panhandle closed on the sale of 530 net mineral acres in Eddy County, New Mexico, for $3.4 million. At the time of sale, the assets were mostly amortized and therefore had minimal net book value. Almost all of the value received was a gain on the sale of assets of $3.3 million in the first quarter of 2020. The Company utilized a like-kind exchange under Internal Revenue Code Section 1031 to defer income tax on all of the gain by offsetting it with the STACK/SCOOP mineral acreage acquisition that was purchased during the quarter using qualified exchange accommodation agreements.

On December 18, 2019, Panhandle closed on the purchase of 700 net mineral acres in Kingfisher, Canadian and Garvin Counties, Oklahoma, for a purchase price of $9.3 million (after customary closing adjustments). This purchase was mostly funded with cash from our like-kind exchange sales.

The Company received lease bonus payments during fiscal 2020 totaling $559,462. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is difficult to project as the Company’s mineral acreage position is diverse. However, management plans to continue to actively pursue leasing opportunities.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See Note 10: Derivatives for a complete list of the Company’s outstanding derivative contracts at March 31, 2020, and Note 12: Subsequent Events for a listing of additional contracts entered into through May 1, 2020.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Six months ended
March 31, 2020
Cash provided by operating activities	$6,108,342
Cash provided (used) by:

Capital expenditures - acquisitions	(10,254,016)
Capital expenditures - drilling and completion of wells	(139,755)
Quarterly dividends of $0.08 per share	(1,319,899)
Treasury stock purchases	(7,635)
Net borrowings (payments) on credit facility	(3,425,000)
Proceeds from sale of assets	3,376,049
Net cash used	(11,770,256)

Net increase (decrease) in cash	$(5,661,914)

Outstanding borrowings on the credit facility at March 31, 2020, were $32,000,000.

Looking forward, the Company expects to fund overhead costs and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our Credit Facility. The Company intends to use any excess cash to strengthen the Company’s Balance Sheets. The Company had availability of $13 million at March 31, 2020, under its Credit Facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by the Credit Facility, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the Credit Facility was redetermined on January 31, 2020, and reduced from $70 million to $45 million. The decrease in the borrowing base was primarily due to the continued decline in oil and natural gas futures prices and, to a lesser extent, the Company’s strategic decision to cease participating with a working interest going forward and the corresponding removal of all working interest PUDs as of September 30, 2019. Despite the reduction in the borrowing base, we do not expect it will impact the liquidity needed to maintain our normal operating strategies. The next expected redetermination will occur in June 2020. Current liquidity as of May 1, 2020, is $15,708,558 inclusive of $2,708,558 cash and cash equivalents and $13,000,000 borrowing base availability.

On November 6, 2017, the Company filed a shelf registration statement with the SEC on Form S-3. This filing authorizes the Company to sell up to $75 million in securities, including common stock, preferred stock, debt securities, warrants and units in amounts to be determined at the time of an offering. Any such offering, if it does occur, may take place in one or more transactions.

(21)

The specific terms of any securities to be sold will be described in supplemental filings with the SEC. The registration statement will expire on November 6, 2020.

Going forward, we expect that capital expenditures to drill and complete wells will be immaterial. Anticipated cash provided by operating activities may be reduced due to more frequent production stoppages, as it is currently not economic for some operators to produce. For example, Oklahoma, Texas and North Dakota are considering output restrictions/waiver programs. Based on anticipated cash provided by operating activities for 2020 and availability under the Credit Facility, the Company has sufficient liquidity to fund its ongoing operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. Other than the adoption of ASC 842 on October 1, 2019, (see Note 2: Leases) there have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Oil, NGL and natural gas prices historically have been volatile, and this volatility is expected to continue, especially in light of the ongoing COVID-19 pandemic and related economic repercussions. The financial condition, liquidity and results of operations of the Company may be adversely impacted by precipitous changes in oil and natural gas prices. The market price of oil, NGL and natural gas in 2020 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2020 derivative contracts, the price sensitivity in 2020 for each $1.00 per barrel change in wellhead oil price is $329,199 for operating revenue based on the Company’s prior year oil volumes. The price sensitivity in 2020 for each $0.10 per Mcf change in wellhead natural gas price is $708,676 for operating revenue based on the Company’s prior year natural gas volumes.

Commodity Price Risk

The Company utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. The Company’s derivative contracts are currently with Bank of Oklahoma and Koch Supply and Trading LP. The derivative contracts with Bank of Oklahoma are secured under the Credit Facility with Bank of Oklahoma. The derivative contracts with Koch Supply and Trading LP are unsecured. These arrangements cover only a portion of the Company’s production and provide only partial price protection against declines in oil and natural gas prices. These derivative contracts expose the Company to risk of financial loss and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $92,000. For the Company’s oil collars, a change of $1.00 (below or above the collar) in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $36,000. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $84,000. For the Company’s natural gas collars, a change of $.10 (below or above the collar) in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $70,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Credit Facility. Borrowings under the Credit Facility bear interest at the BOK prime rate plus from 0.50% to 1.25%, or 30 day LIBOR plus from 2.00% to 2.75%. At March 31, 2020, the Company had $32,000,000 outstanding under the Credit Facility and the effective interest rate was 3.89%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate

(22)

uncertainties noted in the last few years and the Company does not believe that its liquidity to fund its ongoing operations will be significantly impacted in the near future.

ITEM 4	CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s disclosure controls and procedures have been designed to meet, and management believes they do meet, reasonable assurance standards. Based on their evaluation as of the end of the fiscal period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure material information relating to the Company is made known to them. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter or subsequent to the date the assessment was completed. During the quarter, there were changes to the Company’s key control owners. However, no changes to the control operating effectiveness is expected as the key controls are still in place.

PART II OTHER INFORMATION

ITEM 1A   RISK FACTORS

Please refer to Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, other than as detailed below.

The ongoing COVID-19 pandemic and the recent OPEC+ price war could disrupt our operations and adversely impact our business and financial results.

The COVID-19 pandemic has resulted in a significant decline in worldwide economic activity, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the early March 2020 failure by OPEC+ to reach an agreement over proposed oil production cuts and global storage considerations. Oil and natural gas prices are expected to continue to be volatile as a result of these events and the COVID-19 outbreak, and as changes in oil and natural gas inventories, oil demand and economic performance are reported. The COVID-19 pandemic is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, and the duration, timing and severity of the impact on domestic and global oil demand.

In the event oil prices remain low, there is a risk that, among other things:

•

the Company’s revenues, cash flows and profitability may decline substantially, which could also indirectly impact expected production by reducing the amount of funds available to acquire future mineral and royalty interests;

•	the Company’s access to capital sources could be restricted, which could lead to reduced liquidity;

•	reserves relating to the Company’s producing properties may become uneconomic to produce resulting in impairment of producing properties; and

•	operators and other working interest owners may be unable to execute their drilling and exploration programs resulting in lower production or inability to prove reserves on nonproducing properties.

(23)

The occurrence of certain of these events could have a material adverse effect on the Company’s business and financial results. We cannot predict when prices will improve or stabilize. The COVID-19 pandemic may also intensify the risks described in other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company did not repurchase any shares of the Company’s common stock.

Upon approval by the shareholders of the 2010 Stock Plan in March 2010, as amended in May 2018, the Board approved to continue to allow the Company to repurchase up to $1.5 million of the Company’s common stock at management’s discretion. The Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of the Company’s common stock is authorized and approved whenever the previous $1.5 million is utilized. In addition, the number of shares allowed to be purchased by the Company under the Repurchase Program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

May 7, 2020	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

May 7, 2020	/s/ Ralph D’Amico
Date	Ralph D’Amico, Vice President,
Chief Financial Officer

(24)