Form 10-Q/A
period 2020-03-31
PANHANDLE OIL & GAS INC
filed 2020-07-30
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  March 31, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-31759

PANHANDLE OIL AND GAS INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Valliance Bank Tower, Suite 1100, 1601 NW Expressway, Oklahoma City, Oklahoma  73118

(Address of principal executive offices)

Grand Centre, Suite 300, 5400 N Grand Blvd., Oklahoma City, Oklahoma  73112

(Former address of principal executive offices, if changed since last report)

Registrant's telephone number including area code (405) 948-1560

Securities registered pursuant in Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01666 par value	PHX	New York Stock Exchange

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

Outstanding shares of Class A Common stock (voting) at May 7, 2020: 16,392,054

Explanatory Note

On July 23, 2020, management of Panhandle Oil and Gas Inc. (the “Company”) concluded, and the Audit Committee of the Board of Directors concurred, that the Company's previously-issued unaudited financial statements as of and for the three- and six- month periods ended March 31, 2020, which were included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the "SEC") on May 7, 2020 (the “Original Filing”), should no longer be relied upon and should be restated to correct the errors discussed below. The Company is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”), which sets forth the information in the Original Filing in its entirety, as adjusted for the effects of the restatement described below.

During the process of collecting receivables recorded in the oil, NGL and natural gas revenue accrual as of March 31, 2020, the Company identified a misstatement of approximately $705,000 attributable to errors in identifying ownership interests in wells, resulting in an overstatement of the Company’s net revenue interest in three wells. As a result of the overstatement in revenue, refundable income taxes and deferred income taxes were misstated by approximately $176,000 and $47,000, respectively. Oil, NGL and natural gas sales, transportation, gathering and marketing, production taxes and benefit for income taxes were misstated by approximately $765,000, $30,000, $31,000 and $223,000, respectively, for the three and six months ended March 31, 2020. The misstatements were related to the non-recurring revenue accruals discussed in the quarter ended March 31, 2020 and do not affect cash flow from operations, debt and cash balances for the three- and six-month periods ended March 31, 2020.

This Amendment is being filed to (i) restate the unaudited financial statements to correct the misstatements described above (and to reflect corresponding changes to the Risk Factors in Part II, Item 1A, and to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2), and (ii) amend Part 1, Item 4 (Controls and Procedures) to address the material weakness in internal control that caused the misstatements.

To reflect the restatement of items described above, this Amendment revises the following sections of the Original Filing:

•Part I - Item 1. Condensed Financial Statements;

•Part I - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations;

•Part I - Item 4. Controls and Procedures;

•Part II - Item 1A. Risk Factors; and

•Part II - Item 6. Exhibits

The misstatements giving rise to this Amendment resulted from a material weakness in internal control over financial reporting. As such, Item 4 of Part I has been amended to include our assessment of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. This Amendment includes new certifications from the Company’s Chief Executive Officer and President and Chief Financial Officer dated as of the date of the filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are filed with this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  This Amendment does not reflect events occurring after, nor does it modify or update any disclosures that may have been affected by events occurring subsequent to, the date of the filing of the Original Filing.

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
	(unaudited)
	As Restated
Assets
Current assets:
Cash and cash equivalents	$498,777	$6,160,691
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	3,208,703	4,377,646
Refundable income taxes	3,577,870	1,505,442
Derivative contracts, net	4,216,915	2,256,639
Other	601,412	177,037
Total current assets	12,103,677	14,477,455

Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	326,766,558	354,718,398
Non-producing oil and natural gas properties	19,030,785	14,599,023
Other	1,782,063	1,722,080
	347,579,406	371,039,501
Less accumulated depreciation, depletion and amortization	(261,599,529)	(259,314,590)
Net properties and equipment	85,979,877	111,724,911

Investments	151,752	205,076

Derivative contracts, net	-	237,505

Total assets	$98,235,306	$126,644,947

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$810,095	$665,160
Accrued liabilities and other	1,246,544	2,433,466
Total current liabilities	2,056,639	3,098,626

Long-term debt	32,000,000	35,425,000
Deferred income taxes, net	1,265,007	5,976,007
Asset retirement obligations	2,862,523	2,835,781

Stockholders' equity:
Class A voting common stock, $0.01666 par value; 24,000,500 shares authorized; 16,897,306 issued at March 31, 2020, and Class A voting common stock, $0.01666 par value; 24,000,000 shares authorized; 16,897,306 issued at September 30, 2019	281,509	281,509
Capital in excess of par value	3,264,383	2,967,984
Deferred directors' compensation	2,092,426	2,555,781
Retained earnings	61,965,702	81,848,301
	67,604,020	87,653,575
Less treasury stock, at cost; 505,252 shares at March 31, 2020, and 558,051 shares at September 30, 2019	(7,552,883)	(8,344,042)
Total stockholders' equity	60,051,137	79,309,533
Total liabilities and stockholders' equity	$98,235,306	$126,644,947

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	As Restated		As Restated
Revenues:
Oil, NGL and natural gas sales	$7,217,618	$9,221,319	$14,811,456	$21,432,038
Lease bonuses and rental income	22,092	208,746	549,791	723,303
Gains (losses) on derivative contracts	4,071,577	(1,793,852)	3,253,683	2,712,928
Gain on asset sales	-	-	3,272,888	9,096,938
	11,311,287	7,636,213	21,887,818	33,965,207
Costs and expenses:
Lease operating expenses	1,542,199	1,505,507	2,723,870	3,020,061
Transportation, gathering and marketing	1,356,628	1,482,671	2,739,629	3,072,687
Production taxes	373,754	467,308	701,035	1,076,259
Depreciation, depletion and amortization	3,373,518	3,623,976	6,329,219	7,437,662
Provision for impairment	29,545,702	-	29,545,702	-
Interest expense	346,573	485,784	717,238	1,025,154
General and administrative	2,174,661	2,133,153	4,397,689	4,071,993
Loss on asset sales and other expense (income)	40,066	(852)	29,136	15,785
	38,753,101	9,697,547	47,183,518	19,719,601
Income (loss) before provision (benefit) for income taxes	(27,441,814)	(2,061,334)	(25,295,700)	14,245,606

Provision (benefit) for income taxes	(6,987,000)	(130,000)	(6,733,000)	3,441,000

Net income (loss)	$(20,454,814)	$(1,931,334)	$(18,562,700)	$10,804,606

Basic and diluted earnings (loss) per common share (Note 5)	$(1.24)	$(0.11)	$(1.12)	$0.64

Basic and diluted weighted average shares outstanding:
Common shares	16,384,687	16,679,187	16,362,057	16,712,493
Unissued, directors' deferred compensation shares	139,390	183,206	186,443	217,704
	16,524,077	16,862,393	16,548,500	16,930,197

Dividends declared per share of common stock and paid in period	$0.04	$0.04	$0.08	$0.08

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2020

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2019	16,897,306	$281,509	$2,967,984	$2,555,781	$81,848,301	(558,051)	$(8,344,042)	$79,309,533

Net income (loss)	-	-	-	-	1,892,114	-	-	1,892,114
Purchase of treasury stock	-	-	-	-	-	(632)	(7,635)	(7,635)
Restricted stock awards	-	-	148,515	-	-	-	-	148,515
Dividends ($0.08 per share)	-	-	-	-	(1,319,899)	-	-	(1,319,899)
Distribution of restricted stock to officers and directors	-	-	(82,821)	-	-	5,546	82,914	93
Increase in deferred directors' compensation charged to expense	-	-	-	86,212	-	-	-	86,212
Balances at December 31, 2019	16,897,306	$281,509	$3,033,678	$2,641,993	$82,420,516	(553,137)	$(8,268,763)	$80,108,933
Net income (loss) (As Restated)	-	-	-	-	(20,454,814)	-	-	(20,454,814)
Restricted stock awards	-	-	343,101	-	-	-	-	343,101
Distribution of deferred directors' compensation	-	-	(112,396)	(603,485)	-	47,885	715,880	(1)
Increase in deferred directors' compensation charged to expense	-	-	-	53,918	-	-	-	53,918
Balances at March 31, 2020 (As Restated)	16,897,306	$281,509	$3,264,383	$2,092,426	$61,965,702	(505,252)	$(7,552,883)	$60,051,137
(unaudited)

Six Months Ended March 31, 2019

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2018	16,896,881	$281,502	$2,824,691	$2,950,405	$125,266,945	(145,467)	$(2,558,338)	128,765,205

Net income (loss)	-	-	-	-	12,735,940	-	-	12,735,940
Purchase of treasury stock	-	-	-	-	-	(74,457)	(1,140,559)	(1,140,559)
Restricted stock awards	-	-	159,469	-	-	-	-	159,469
Dividends ($0.08 per share)	-	-	-	-	(1,347,789)	-	-	(1,347,789)
Distribution of restricted stock to officers and directors	425	7	(159,869)	-	-	9,194	160,022	160
Distribution of deferred directors' compensation	-	-	(8)	8	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	80,287	-	-	-	80,287
Balances at December 31, 2018	16,897,306	$281,509	$2,824,283	$3,030,700	$136,655,096	(210,730)	$(3,538,875)	$139,252,713
Net income (loss)	-	-	-	-	(1,931,334)	-	-	(1,931,334)
Purchase of treasury stock	-	-	-	-	-	(175,175)	(2,827,126)	(2,827,126)
Restricted stock awards	-	-	286,852	-	-	-	-	286,852
Dividends	-	-	-	-	(381)	-	-	(381)
Distribution of restricted stock to officers and directors	-	-	(73,069)	-	-	4,441	73,144	75
Distribution of deferred directors' compensation	-	-	(207,842)	(667,124)	-	52,399	874,963	(3)
Increase in deferred directors' compensation charged to expense	-	-	-	51,993	-	-	-	51,993
Balances at March 31, 2019	16,897,306	$281,509	$2,830,224	$2,415,569	$134,723,381	(329,065)	$(5,417,894)	$134,832,789
(unaudited)

(See accompanying notes)

(3)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2020	2019
	(unaudited)
	As Restated
Operating Activities
Net income (loss)	$(18,562,700)	$10,804,606
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	6,329,219	7,437,662
Impairment of producing properties	29,545,702	-
Provision for deferred income taxes	(4,711,000)	3,942,000
Gain from leasing fee mineral acreage	(544,979)	(722,912)
Proceeds from leasing fee mineral acreage	559,462	737,812
Net (gain) loss on sales of assets	(3,265,449)	(9,096,938)
Directors' deferred compensation expense	140,130	132,280
Fair value of derivative contracts	(1,722,771)	(4,231,222)
Restricted stock awards	491,616	446,321
Other	7,225	9,326
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	1,168,943	715,935
Other current assets	(232,349)	(172,645)
Accounts payable	117,561	(77,977)
Income taxes receivable	(2,072,428)	(538,150)
Other non-current assets	50,010	17,317
Accrued liabilities	(1,189,850)	(342,361)
Total adjustments	24,671,042	(1,743,552)
Net cash provided by operating activities	6,108,342	9,061,054

Investing Activities
Capital expenditures	(139,755)	(4,159,683)
Acquisition of minerals and overrides	(10,254,016)	(1,809,775)
Investments in partnerships	-	(199)
Proceeds from sales of assets	3,376,049	9,096,938
Net cash provided (used) by investing activities	(7,017,722)	3,127,281

Financing Activities
Borrowings under Credit Facility	5,561,725	8,686,270
Payments of loan principal	(8,986,725)	(15,586,270)
Purchases of treasury stock	(7,635)	(3,967,685)
Payments of dividends	(1,319,899)	(1,348,170)
Net cash provided (used) by financing activities	(4,752,534)	(12,215,855)

Increase (decrease) in cash and cash equivalents	(5,661,914)	(27,520)
Cash and cash equivalents at beginning of period	6,160,691	532,502
Cash and cash equivalents at end of period	$498,777	$504,982

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$4	$27,562

Gross additions to properties and equipment	$10,229,121	$5,654,060

Net (increase) decrease in accounts payable for properties and equipment additions	164,650	315,398
Capital expenditures and acquisitions	$10,393,771	$5,969,458

(See accompanying notes)

(4)

PANHANDLE OIL AND GAS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Basis of Presentation, Restatement of Financials and Accounting Principles

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

Restatement of Previously-Issued Unaudited Financial Statements

The Company has restated its unaudited financial statements to correct an error in its oil, NGL and natural gas revenue accrual, which impacted oil, NGL and natural gas receivables and oil, NGL and natural gas sales. This error was identified during the process of collecting receivables recorded in the oil, NGL and natural gas sales receivable balance as of March 31, 2020.

The following tables illustrate the effect of the error correction on all affected line items of our previously-issued Balance Sheets as of March 31, 2020; Statements of Operations for the three and six months ended March 31, 2020; Statements of Stockholders' Equity for the three months ended March 31, 2020; and Statements of Cash Flows for the six months ended March 31, 2020.

Balance Sheets

	March 31, 2020
	As Reported	Adjustments	As Restated
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	3,913,347	(704,644)	3,208,703
Refundable income taxes	3,401,870	176,000	3,577,870
Total current assets	12,632,321	(528,644)	12,103,677
Total assets	$98,763,950	(528,644)	$98,235,306

Deferred income taxes, net	1,312,007	(47,000)	1,265,007

Retained earnings	62,447,346	(481,644)	61,965,702
	68,085,664	(481,644)	67,604,020
Total stockholders' equity	60,532,781	(481,644)	60,051,137
Total liabilities and stockholders' equity	$98,763,950	(528,644)	$98,235,306

(5)

Statements of Operations

	Three Months Ended March 31, 2020
	As Reported	Adjustments	As Restated
Oil, NGL and natural gas sales	$7,982,905	(765,287)	$7,217,618
Total revenues	12,076,574	(765,287)	11,311,287

Transportation, gathering and marketing	1,386,297	(29,669)	1,356,628
Production taxes	404,728	(30,974)	373,754
Total cost and expenses	38,813,744	(60,643)	38,753,101
Income (loss) before provision (benefit) for income taxes	(26,737,170)	(704,644)	(27,441,814)
Provision (benefit) for income taxes	(6,764,000)	(223,000)	(6,987,000)
Net income (loss)	$(19,973,170)	(481,644)	$(20,454,814)
Basic and diluted earnings (loss) per common share (Note 5)	$(1.21)	$(0.03)	$(1.24)

	Six Months Ended March 31, 2020
	As Reported	Adjustments	As Restated
Oil, NGL and natural gas sales	$15,576,743	(765,287)	$14,811,456
Total revenues	22,653,105	(765,287)	21,887,818

Transportation, gathering and marketing	2,769,298	(29,669)	2,739,629
Production taxes	732,009	(30,974)	701,035
Total cost and expenses	47,244,161	(60,643)	47,183,518
Income (loss) before provision (benefit) for income taxes	(24,591,056)	(704,644)	(25,295,700)
Provision (benefit) for income taxes	(6,510,000)	(223,000)	(6,733,000)
Net income (loss)	$(18,081,056)	(481,644)	$(18,562,700)
Basic and diluted earnings (loss) per common share (Note 5)	$(1.09)	$(0.03)	$(1.12)

Statements of Stockholders’ Equity

	Retained Earnings
	As Reported	Adjustments	As Restated
Net income (loss)	(19,973,170)	(481,644)	(20,454,814)
Balances at March 31, 2020	$62,447,346	(481,644)	$61,965,702

	Total Stockholders' Equity
	As Reported	Adjustments	As Restated
Net income (loss)	(19,973,170)	(481,644)	(20,454,814)
Balances at March 31, 2020	$60,532,781	(481,644)	$60,051,137

Statements of Cash Flows

	Six Months Ended March 31, 2020
	As Reported	Adjustments	As Restated
Operating Activities
Net income (loss)	$(18,081,056)	(481,644)	$(18,562,700)
Provision for deferred income taxes	(4,664,000)	(47,000)	(4,711,000)
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	464,299	704,644	1,168,943
Income taxes receivable	(1,896,428)	(176,000)	(2,072,428)
Total adjustments	24,189,398	481,644	24,671,042

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

(6)

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

(7)

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

Disaggregation of oil, NGL and natural gas revenues

The following table presents the disaggregation of the Company's oil, NGL and natural gas revenues for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
Oil revenue	$2,548,648	$1,641,643	$4,190,291	$3,961,859	$3,693,944	$7,655,803
NGL revenue	196,311	328,430	524,741	419,088	720,536	1,139,624
Natural gas revenue	1,057,610	1,444,976	2,502,586	2,330,724	3,685,305	6,016,029
Oil, NGL and natural gas sales	$3,802,569	$3,415,049	$7,217,618	$6,711,671	$8,099,785	$14,811,456

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Oil revenue	$1,552,380	$2,377,225	$3,929,605	$3,856,185	$4,552,400	$8,408,585
NGL revenue	186,884	629,478	816,362	628,111	1,643,086	2,271,197
Natural gas revenue	1,411,154	3,064,198	4,475,352	3,442,266	7,309,990	10,752,256
Oil, NGL and natural gas sales	$3,150,418	$6,070,901	$9,221,319	$7,926,562	$13,505,476	$21,432,038

(8)

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

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to us. Through the use of new technological platforms as well as cash received on new wells, in the 2020 second quarter, the Company identified several producing properties on our minerals that had production dates prior to the 2020 second quarter. Estimates of the oil and natural gas sales related to those properties were made and are reflected in the second quarter Oil, NGL and natural gas sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in Oil, NGL and natural gas sales receivables. In connection with obtaining more relevant information identifying additional new wells on Panhandle acreage, we have recorded a change in estimate for new wells to Oil, NGL and natural gas sales totaling $1,140,171 of which $651,681 related to the production periods before October 1, 2019, and $488,490 related to first quarter of 2020. This reduced loss before benefit for income taxes by $1,044,297 in the three and six months ended March 31, 2020. This resulted in decreases in both net loss of $778,407 and $0.05 loss per common share for the three months ended March 31, 2020, and decreases in both net loss of $766,335 and $0.05 loss per common share for the six months ended March 31, 2020.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended March 31, 2020, was a 27% benefit as compared a 24% provision for the six months ended March 31, 2019. The effective tax rate for the quarter ended March 31, 2020, was a 25% benefit as compared to a 6% benefit for the quarter ended March 31, 2019.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the quarter ended March 31, 2020, the receipt of the refundable tax credit due to AMT credits totaling $1.4 million was accelerated due to the CARES Act. In addition to the acceleration of the AMT refund, an additional $295,544 was recognized as an income tax benefit as a result of the NOL carryback provision allowing the Company to use the previously enacted tax rate of 34% rather than the current tax rate of 21%.

NOTE 5: Basic and Diluted Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

(9)

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

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. The next redetermination is expected to occur in June 2020. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (as defined in the Credit Facility) of no more than 4.0 to 1.0 based on the trailing twelve months. At March 31, 2020, the Company was in compliance with the covenants of the Credit Facility, had $32,000,000 outstanding and had $13,000,000 of borrowing base availability under the Credit Facility.

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

(10)

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

On January 16, 2020, upon naming a new Chief Executive Officer, the Company awarded 53,476 time-based shares and 21,988 market-based shares of the Company’s common stock as restricted stock, with the same vesting criteria as the December 11, 2019 awards discussed above. The time-based and market-based shares had fair values on their award date of $500,000 and $179,334, respectively. An additional 37,045 of performance-based shares were awarded to the Company’s officers at that time with a nominal value at their award date.

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

(11)

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

(12)

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

(13)

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

(14)

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

(15)

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

THREE MONTHS ENDED MARCH 31, 2020, COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Overview:

The Company recorded a second quarter 2020 net loss of $20,454,814, or $1.24 per share, as compared to a net loss of $1,931,334, or $0.11 per share, in the 2019 quarter. The change in net income (loss) was principally the result of an increase in provision for impairment (non-cash) and a decrease in oil, NGL and natural gas sales, partially offset by an increased gain on derivative contracts and changes in tax provision (benefit). These items are further discussed below.

Revenue:

Oil, NGL and Natural Gas Sales:

Revenue from oil, NGL and natural gas sales decreased $2,003,701 or 22% for the 2020 quarter. Oil, NGL and natural gas sales were down due to decreases in oil, NGL and natural gas prices of 15%, 35% and 38%, respectively, and decreases in NGL and natural gas sales volumes of 1% and 9%, respectively, slightly offset by an increase in oil sales volumes of 25%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2020 and 2019:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2020 (As Restated)	93,141	$44.99	47,487	$11.05	1,529,367	$1.64	2,373,135	$3.04
3/31/2019	74,372	$52.84	47,875	$17.05	1,688,043	$2.65	2,421,525	$3.81

(16)

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

Total Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2020 (As Restated)	93,141	47,487	1,529,367	2,373,135
12/31/2019	65,880	39,230	1,647,827	2,278,487
9/30/2019	75,934	52,219	1,786,167	2,555,085
6/30/2019	96,065	53,903	1,718,561	2,618,369
3/31/2019	74,372	47,875	1,688,043	2,421,525

Royalty Interest Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2020 (As Restated)	54,077	16,188	549,999	971,589
12/31/2019	25,701	11,402	562,813	785,431
9/30/2019	28,411	16,323	591,773	860,177
6/30/2019	27,895	15,797	526,138	788,290
3/31/2019	30,587	11,959	515,179	770,455

Working Interest Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
3/31/2020	39,064	31,299	979,368	1,401,546
12/31/2019	40,179	27,828	1,085,014	1,493,056
9/30/2019	47,523	35,896	1,194,394	1,694,908
6/30/2019	68,170	38,106	1,192,423	1,830,079
3/31/2019	43,785	35,916	1,172,864	1,651,070

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

(17)

Costs and Expenses:

Lease Operating Expenses (LOE):

The Company is responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normally recurring expenses associated with our working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Total LOE related to field operating costs increased $36,692 or 2% in the 2020 quarter compared to 2019 quarter. LOE per Mcfe increased in the 2020 quarter to $0.65 compared to $0.62 in the 2019 quarter. The increase in LOE per Mcfe is the result of LOE costs increasing 2% while total production declined 2% related to declining natural gas production. This decrease in production is a reflection of the Company’s strategic decision at the end of fiscal 2019 to cease participating with a working interest on its mineral and leasehold acreage and to focus solely on growth through mineral acquisitions going forward. As royalty interest production increases in relation to total company production, LOE per Mcfe is anticipated to be lower.

Transportation, Gathering and Marketing:

Transportation, gathering and marketing decreased $126,043 or 9% in the 2020 quarter. This decrease in costs was primarily driven by lower natural gas production in the 2020 quarter compared to the 2019 quarter. Natural gas sales bear the large majority of our transportation, gathering and marketing fees. On a per Mcfe basis, these handling fees were $0.57 in the 2020 quarter as compared to $0.61 in the 2019 quarter. The decrease in rate was principally due to increased oil sales as they made up a larger percentage of our total production in the 2020 quarter compared to the 2019 quarter. Oil sales incur much smaller transportation, gathering and marketing fees than NGL and natural gas.

Production taxes:

Production taxes decreased $93,554 in the 2020 quarter. The decrease in amount was primarily the result of decreased oil, NGL and natural gas sales of $2,003,701 in the 2020 quarter as compared to the 2019 quarter. Production taxes as a percentage of oil, NGL and natural gas sales increased from 5.1% in the 2019 quarter to 5.2% in the 2020 quarter.

Depreciation, Depletion and Amortization (DD&A):

DD&A is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $250,458 or 7% in the 2020 quarter. DD&A in the 2020 quarter was $1.42 per Mcfe as compared to $1.50 per Mcfe in the 2019 quarter. DD&A decreased $178,039 as a result of an $0.08 decrease in the DD&A rate per Mcfe. DD&A decreased $72,419 as a result of production decreasing 2% in the 2020 quarter. The rate decrease was mainly due to the impairment taken on the Eagle Ford at the end of fiscal 2019, which lowered the basis of the assets. The rate decrease was partially offset by lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2020 quarter, as compared to the 2019 quarter, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A. Taking into consideration the impairment of our assets in the 2020 quarter, we expect our DD&A rate going forward to be significantly lower.

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

(18)

Income Taxes:

Income taxes changed $6,857,000, from a $130,000 benefit in the 2019 quarter to a $6,987,000 benefit in the 2020 quarter. The effective tax rate changed from a 6% benefit in the 2019 quarter to a 25% benefit in the 2020 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

SIX MONTHS ENDED MARCH 31, 2020, COMPARED TO SIX MONTHS ENDED MARCH 31, 2019

Overview:

The Company recorded a six-month net loss of $18,562,700, or $1.12 per share, in the 2020 period, as compared to net income of $10,804,606, or $0.64 per share, in the 2019 period. The change in net income (loss) was principally the result of increase in provision for impairment (non-cash), by decreases in oil and gas sales and gain on assets sales, offset by decreased DD&A and changes in our tax provision (benefit).

Revenue:

Oil, NGL and Natural Gas Sales:

Revenue from oil, NGL and natural gas sales decreased $6,620,582 or 31% for the 2020 period. Oil, NGL and natural gas sales were down due to decreases in oil, NGL and natural gas prices of 10%, 36% and 37%, respectively, and decreases in NGL and natural gas sales volumes of 21% and 11%, respectively, slightly offset by an increase in oil sales volumes of 1%. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the six-month periods of fiscal 2020 and 2019:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2020 (As Restated)	159,021	$48.14	86,717	$13.14	3,177,194	$1.89	4,651,622	$3.18
3/31/2019	157,200	$53.49	110,137	$20.62	3,582,033	$3.00	5,186,055	$4.13

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

(19)

Gain on Asset Sales:

Gain on asset sales was $3,272,888 in the 2020 period. The Company sold 530 net mineral acres in Eddy County, New Mexico, for a gain of $3,272,888. During the 2019 period, the Company sold mineral acreage in Lea and Eddy Counties, New Mexico, for a gain of $9,096,938.

Costs and Expenses:

Lease Operating Expenses (LOE):

The Company is responsible for a portion of LOE relating to a well as a non-operated working interest holder. LOE includes normally recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. LOE decreased $296,191 or 10% in the 2020 period. This decrease was principally the result of the Company selling some marginal properties in fiscal 2019 which had higher operating costs. LOE per Mcfe increased in the 2020 period to $0.59 compared to $0.58 in the 2019 period.

Transportation, Gathering and Marketing:

Transportation, gathering and marketing decreased $333,058 or 11% in the 2020 period. This decrease in costs was primarily driven by lower natural gas production in the 2020 period compared to the 2019 period. Natural gas sales bear the large majority of our transportation, gathering and marketing fees. On a per Mcfe basis, these handling fees were $0.59 in the 2020 period as compared to $0.59 in the 2019 period. Natural gas handling fees per Mcfe were $0.74 in the 2020 period as compared to $0.73 in the 2019 period. The increase in natural gas handling fees was offset by increased oil sales as they made up a larger percentage of our total production in the 2020 period compared to the 2019 period. Oil sales incur much smaller transportation, gathering and marketing fees than NGL and natural gas.

Production taxes:

Production taxes decreased $375,224 in the 2020 period. The decrease in amount was primarily the result of decreased oil, NGL and natural gas sales of $6,620,582 in the 2020 period as compared to the 2019 period. Production taxes as a percentage of oil, NGL and natural gas sales decreased from 5.0% in the 2019 period to 4.7% in the 2020 period.

Depreciation, Depletion and Amortization (DD&A):

DD&A is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $1,108,443 or 15% in the 2020 period. DD&A in the 2020 period was $1.36 per Mcfe as compared to $1.43 per Mcfe in the 2019 period. DD&A decreased $766,465 as a result of production decreasing 10% in the 2020 period compared to the 2019 period. An additional decrease of $341,978 was the result of the $0.07 decrease in the DD&A rate per Mcfe. The rate decrease was mainly due to the impairment taken on the Eagle Ford at the end of fiscal 2019, which lowered the basis of the assets. The rate decrease was partially offset by lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2020 quarter, as compared to 2019 quarter, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

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

(20)

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

Income Taxes:

Income taxes changed $10,174,000, from a $3,441,000 provision in the 2019 period to a $6,733,000 benefit in the 2020 period. The effective tax rate changed from a 24% provision in the 2019 period to a 27% benefit in the 2020 period.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $10,047,038 at March 31, 2020, compared to positive working capital of $11,378,829 at September 30, 2019.

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

(21)

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

(22)

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

(23)

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

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Based on their original evaluation as of the end of the fiscal period covered by the Original Filing, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the Company’s disclosure controls and procedures were effective to ensure material information relating to the Company was made known to them. Subsequent to the Original Filing, a material weakness was identified in the design of the Company’s internal controls, and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls could no longer be relied upon as of and for the three- and six-month periods ending March 31, 2020.

(24)

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

Material Weakness in Internal Control Over Financial Reporting

In the course of the Company’s evaluation of the material misstatements contained in the Original Filing, management determined that the Company’s internal controls had not been effectively designed to ensure the completeness and accuracy of the oil, NGL and natural gas sales receivable and of oil, NGL and natural gas sales recorded for the three and six months ended March 31, 2020. Specifically, the Company determined that it did not have adequate controls for validating revenue interests in new wells which led to the misstatement of oil, NGL and natural gas sales for the three and six months ended March 31, 2020.

In light of the misstatements described above, the Company has reassessed its conclusions regarding its disclosure controls and procedures as of March 31, 2020. As a result, the Company has determined that a material weakness in internal control over financial reporting existed as of March 31, 2020, and consequently that the Company’s disclosure controls and procedures as of March 31, 2020, were not effective. The Company’s previous evaluation of its disclosure controls and procedures as of March 31, 2020, should no longer be relied upon.

To address the material weakness described above, the Company is assessing potential remedial actions relating to the Company’s internal controls, as well as additional procedures and process improvements, relating to the oil, NGL and natural gas revenue accrual process, and plans to implement such remedial actions prior to the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

(25)

PART II OTHER INFORMATION

ITEM 1A   RISK FACTORS

Please refer to Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, other than as detailed below.

Management has identified a material weakness in internal controls over financial reporting. Failure to remediate this material weakness or to develop, implement and maintain effective internal controls in future periods could impact the Company’s ability to report accurately and on a timely basis our financial condition and results of operations.

Management has identified a material weakness in the Company’s internal controls over the completeness and accuracy of the Company’s oil, NGL and natural gas sales revenue accrual. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, management concluded that our internal control over financial reporting was not effective as of March 31, 2020.

Management is in the process of remediating the identified material weakness in our internal controls. However, there is the potential that our efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company. Any failure to effect or maintain new or improved controls, or any difficulties encountered in the implementation thereof, could result in additional material weaknesses or material misstatements in our financial statements. These misstatements could necessitate restatements of our financial statements in the future, cause us to fail to meet our reporting obligations, cause investors to lose confidence in or their ability to rely on the Company’s reported financial information, harm our ability to obtain financing, increase the costs associated with future financing transactions and/or increase remediation costs relating to any such misstatements and any weaknesses underlying the same.

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

(26)

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

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

July 29, 2020	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

July 29, 2020	/s/ Ralph D’Amico
Date	Ralph D’Amico, Vice President,
Chief Financial Officer

(27)