Form 10-Q
period 2020-06-30
PANHANDLE OIL & GAS INC
filed 2020-08-13
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  June 30, 2020

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

Outstanding shares of Class A Common stock (voting) at August 13, 2020: 16,413,718

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

Glossary of Certain Terms

The following is a glossary of certain accounting, oil and natural gas industry and other defined terms used in this Form 10-Q:

ASU	Accounting Standards Update.
Bbl	barrel.
Board	board of directors of the Company.
BTU	British Thermal Units.
completion	the process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and/or natural gas.
DD&A	depreciation, depletion and amortization.
EBITDA	earnings before interest, taxes, depreciation and amortization (including impairment). This is a Non-GAAP measure.
ESOP	the Panhandle Oil and Gas Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan.
FASB	the Financial Accounting Standards Board.
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

PART 1. FINANCIAL INFORMATION

PANHANDLE OIL AND GAS INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	September 30, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,025,081	$6,160,691
Oil, NGL and natural gas sales receivables (net of allowance for uncollectable accounts)	2,183,216	4,377,646
Refundable income taxes	1,640,350	1,505,442
Derivative contracts, net	1,819,977	2,256,639
Other	490,697	177,037
Total current assets	8,159,321	14,477,455

Net properties and equipment, based on successful efforts method of accounting	83,038,001	111,427,021
Investments	113,408	205,076
Derivative contracts, net	-	237,505
Deferred income taxes, net	181,993	-
Other, net	231,387	297,890

Total assets	$91,724,110	$126,644,947

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$724,289	$665,160
Accrued liabilities and other	1,485,708	2,433,466
Short-term debt	2,000,000	-
Total current liabilities	$4,209,997	$3,098,626

Long-term debt	28,000,000	35,425,000
Deferred income taxes, net	-	5,976,007
Asset retirement obligations	2,871,603	2,835,781
Derivative contracts, net	140,466	-

Stockholders' equity:
Class A voting common stock, $0.01666 par value; 24,000,500 shares authorized; 16,897,306 issued at June 30, 2020, and Class A voting common stock, $0.01666 par value; 24,000,000 shares authorized; 16,897,306 issued at September 30, 2019	281,509	281,509
Capital in excess of par value	3,375,400	2,967,984
Deferred directors' compensation	1,829,786	2,555,781
Retained earnings	58,244,355	81,848,301
	63,731,050	87,653,575
Less treasury stock, at cost; 483,588 shares at June 30, 2020, and 558,051 shares at September 30, 2019	(7,229,006)	(8,344,042)
Total stockholders' equity	56,502,044	79,309,533
Total liabilities and stockholders' equity	$91,724,110	$126,644,947

(See accompanying notes)

(1)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues:	(unaudited)		(unaudited)
Oil, NGL and natural gas sales	$3,517,561	$9,782,337	$18,329,017	$31,214,375
Lease bonuses and rental income	22,996	229,075	572,787	952,378
Gains (losses) on derivative contracts	(838,282)	2,313,195	2,415,401	5,026,123
Gain on asset sales	3,108	4,017,787	3,275,996	13,114,725
	2,705,383	16,342,394	24,593,201	50,307,601
Costs and expenses:
Lease operating expenses	1,147,948	1,619,690	3,871,818	4,639,749
Transportation, gathering and marketing	956,653	1,529,270	3,696,282	4,601,959
Production taxes	134,249	488,779	835,284	1,565,038
Depreciation, depletion and amortization	2,464,568	4,383,043	8,793,787	11,820,705
Provision for impairment	358,826	-	29,904,528	-
Interest expense	241,191	526,677	958,429	1,551,831
General and administrative	1,908,790	1,809,439	6,306,479	5,881,432
Other expense (income)	(73,687)	66,260	(44,551)	82,045
	7,138,538	10,423,158	54,322,056	30,142,759
Income (loss) before provision (benefit) for income taxes	(4,433,155)	5,919,236	(29,728,855)	20,164,842

Provision (benefit) for income taxes	(877,940)	1,315,000	(7,610,940)	4,756,000

Net income (loss)	$(3,555,215)	$4,604,236	$(22,117,915)	$15,408,842

Basic and diluted earnings (loss) per common share (Note 5)	$(0.21)	$0.28	$(1.34)	$0.92

Basic and diluted weighted average shares outstanding:
Common shares	16,403,243	16,515,498	16,375,736	16,646,828
Unissued, directors' deferred compensation shares	141,799	170,066	152,500	183,206
	16,545,042	16,685,564	16,528,236	16,830,034

Dividends declared per share of common stock and paid in period	$0.01	$0.04	$0.09	$0.12

(See accompanying notes)

(2)

PANHANDLE OIL AND GAS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2020

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2019	16,897,306	$281,509	$2,967,984	$2,555,781	$81,848,301	(558,051)	$(8,344,042)	$79,309,533

Net income (loss)	-	-	-	-	1,892,114	-	-	1,892,114
Purchase of treasury stock	-	-	-	-	-	(632)	(7,635)	(7,635)
Restricted stock awards	-	-	148,515	-	-	-	-	148,515
Dividends ($0.08 per share)	-	-	-	-	(1,319,899)	-	-	(1,319,899)
Distribution of restricted stock to officers and directors	-	-	(82,821)	-	-	5,546	82,914	93
Increase in deferred directors' compensation charged to expense	-	-	-	86,212	-	-	-	86,212
Balances at December 31, 2019	16,897,306	$281,509	$3,033,678	$2,641,993	$82,420,516	(553,137)	$(8,268,763)	$80,108,933
Net income (loss)	-	-	-	-	(20,454,814)	-	-	(20,454,814)
Restricted stock awards	-	-	343,101	-	-	-	-	343,101
Distribution of deferred directors' compensation	-	-	(112,396)	(603,485)	-	47,885	715,880	(1)
Increase in deferred directors' compensation charged to expense	-	-	-	53,918	-	-	-	53,918
Balances at March 31, 2020	16,897,306	$281,509	$3,264,383	$2,092,426	$61,965,702	(505,252)	$(7,552,883)	$60,051,137
Net income (loss)	-	-	-	-	(3,555,215)	-	-	(3,555,215)
Restricted stock awards	-	-	128,196	-	-	-	-	128,196
Dividends ($0.01 per share)	-	-	-	-	(166,132)	-	-	(166,132)
Distribution of deferred directors' compensation	-	-	(17,179)	(306,698)	-	21,664	323,877	-
Increase in deferred directors' compensation charged to expense	-	-	-	44,058	-	-	-	44,058
Balances at June 30, 2020	16,897,306	$281,509	$3,375,400	$1,829,786	$58,244,355	(483,588)	$(7,229,006)	$56,502,044
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
(unaudited)

(See accompanying notes)

(4)

PANHANDLE OIL AND GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2020	2019
Operating Activities	(unaudited)
Net income (loss)	$(22,117,915)	$15,408,842

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,793,787	11,820,705
Impairment of producing properties	29,904,528	-
Provision for deferred income taxes	(6,158,000)	5,150,000
Gain from leasing fee mineral acreage	(567,975)	(951,832)
Proceeds from leasing fee mineral acreage	582,458	967,337
Net (gain) loss on sales of assets	(3,258,994)	(13,114,725)
Directors' deferred compensation expense	184,188	197,820
Total (gain) loss on derivative contracts	(2,415,401)	(5,026,123)
Cash receipts (payments) on settled derivative contracts	3,230,034	(1,099,402)
Restricted stock awards	619,812	606,232
Other	3,718	15,848
Cash provided (used) by changes in assets and liabilities:
Oil, NGL and natural gas sales receivables	2,194,430	1,597,667
Other current assets	(121,635)	(859,258)
Accounts payable	31,755	3,270
Income taxes receivable	(134,908)	(476,846)
Other non-current assets	6,544	6,949
Accrued liabilities	(950,686)	86,467
Total adjustments	31,943,655	(1,075,891)
Net cash provided by operating activities	9,825,740	14,332,951

Investing Activities
Capital expenditures	(196,168)	(3,349,640)
Acquisition of minerals and overrides	(10,304,016)	(5,120,466)
Investments in partnerships	-	(1,648)
Proceeds from sales of assets	3,457,500	13,114,969
Net cash provided (used) by investing activities	(7,042,684)	4,643,215

Financing Activities
Borrowings under Credit Facility	6,061,725	15,053,345
Payments of loan principal	(11,486,725)	(24,553,345)
Purchases of treasury stock	(7,635)	(6,465,186)
Payments of dividends	(1,486,031)	(2,013,005)
Net cash provided (used) by financing activities	(6,918,666)	(17,978,191)

Increase (decrease) in cash and cash equivalents	(4,135,610)	997,975
Cash and cash equivalents at beginning of period	6,160,691	532,502
Cash and cash equivalents at end of period	$2,025,081	$1,530,477

Supplemental Schedule of Noncash Investing and Financing Activities:
Additions to asset retirement obligations	$4	$27,782

Gross additions to properties and equipment	$10,335,534	$8,149,347

Net (increase) decrease in accounts payable for properties and equipment additions	164,650	320,759
Capital expenditures and acquisitions	$10,500,184	$8,470,106

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

Recent Accounting Pronouncements

Standard	Description	Date of Adoption	Impact on Financial Statements or Other Significant Matters
Adoption of New Accounting Pronouncements
ASU 2016-02, Leases (Topic 842)	This update will supersede the lease requirements in Topic 840, Leases, by requiring lessees to recognize lease assets and lease liabilities classified as operating leases on the balance sheet.	Q1 2020	See Note 2: Leases for further details related the Company’s adoption of this standard.
ASU 2018-11, Leases (Topic 842), Targeted Improvements and ASC 842

This update will allow entities to apply the transition provisions of the new standard at the adoption date instead of at the earliest comparative period presented in the financial statements, and will allow entities to continue to apply the legacy guidance in Topic 840, including disclosure requirements, in the comparative period presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any, rather than in the earliest period presented.

		Q1 2020	See Note 2: Leases for further details related the Company’s adoption of this standard.
New Accounting Pronouncements yet to be Adopted
ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

This standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost.

Q1 2021

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

(6)

NOTE 2: Leases

Impact of ASC 842 Adoption

On October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method. This ASU, as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20, requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. The Company elected the practical expedient under ASU 2018-11, and used October 1, 2019, the beginning of the period of adoption, as its date of initial application. The Company elected the set of practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of the standard.

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

Assessment of Leases

The Company determines if an arrangement is a lease at inception by considering whether (i) explicitly or implicitly identified assets have been deployed in the agreement and (ii) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. As of June 30, 2020, none of the Company’s leases were classified as financing leases. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company signed a new lease for office space during the quarter ended March 31, 2020, with a commencement date in the fourth quarter of 2020. The associated lease liability and ROU asset will be recognized at that time and is estimated to be approximately $1 million.

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

(7)

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

Disaggregation of oil, NGL and natural gas revenues

The following table presents the disaggregation of the Company's oil, NGL and natural gas revenues for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Nine Months Ended June 30, 2020
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Oil revenue	$719,012	$711,005	$1,430,017	$4,680,871	$4,404,949	$9,085,820
NGL revenue	129,833	103,023	232,856	548,921	823,559	1,372,480
Natural gas revenue	792,227	1,062,461	1,854,688	3,122,951	4,747,766	7,870,717
Oil, NGL and natural gas sales	$1,641,072	$1,876,489	$3,517,561	$8,352,743	$9,976,274	$18,329,017

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Oil revenue	$1,640,247	$3,883,220	$5,523,467	$5,496,433	$8,435,619	$13,932,052
NGL revenue	310,581	515,701	826,282	938,692	2,158,787	3,097,479
Natural gas revenue	1,172,272	2,260,316	3,432,588	4,614,537	9,570,307	14,184,844
Oil, NGL and natural gas sales	$3,123,100	$6,659,237	$9,782,337	$11,049,662	$20,164,713	$31,214,375

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Oil, NGL and natural gas sales receivables line item on the Company’s Balance Sheets. The difference between the Company's estimates and the actual amounts received for oil, NGL and natural gas sales is recorded in the quarter that payment is received from the third party. For the three and nine months ended June 30, 2019, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods for existing wells was immaterial and considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to us. Through the use of new technological platforms as well as cash received on new wells, in the 2020 third quarter, the Company identified several producing properties on our minerals that had production dates prior to the 2020 third quarter. Estimates of the oil and natural gas sales related to those properties were made and are reflected in the third quarter Oil, NGL and natural gas sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in Oil, NGL and natural gas sales receivables. In connection with obtaining more relevant information identifying additional new wells on Panhandle acreage, we have recorded a change in estimate for new wells to Oil, NGL and natural gas sales totaling $259,336 of which $164,115 related to the production

(8)

periods before October 1, 2019, and $95,221 related to the first and second quarters of 2020. This reduced loss before benefit for income taxes by $237,341 in the three and nine months ended June 30, 2020. This resulted in decreases in both net loss of $189,873 and $0.01 loss per common share for the three months ended June 30, 2020, and decreases in both net loss of $175,632 and $0.01 loss per common share for the nine months ended June 30, 2020.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the nine months ended June 30, 2020, was a 26% benefit as compared a 24% provision for the nine months ended June 30, 2019. The effective tax rate for the quarter ended June 30, 2020, was a 20% benefit as compared to a 22% provision for the quarter ended June 30, 2019.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. During the quarter ended June 30, 2020, the Company filed for a tax refund associated with the AMT credits totaling $1.4 million, which was accelerated due to the CARES Act. In addition to the acceleration of the AMT refund, an additional $31,127 was recognized as an income tax benefit as a result of the NOL carryback provision allowing the Company to use the previously enacted tax rate of 34% rather than the current tax rate of 21%.

NOTE 5: Basic and Diluted Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 6: Long-Term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a borrowing base of $32,000,000 as of June 30, 2020, and a maturity date of November 30, 2022 (as amended, the “Credit Facility”). The Credit Facility is subject to at least semi-annual borrowing base determination, wherein BOK applies its commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The Credit Facility is secured by all of the Company’s producing oil and gas properties. The interest rate is based on BOK prime plus from 1.00% to 1.75%, or 30-day LIBOR plus from 2.50% to 3.25%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At June 30, 2020, the effective interest rate was 4.25%.

The Company’s debt is recorded at the carrying amount on its Balance Sheets. The carrying amount of the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in Other, net on the Company’s Balance Sheets. Total debt issuance cost net of amortization as of June 30, 2020 was $231,387. The debt issuance cost is amortized over the life of the credit facility.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the oil and natural gas properties. On June 24, 2020, the Company entered into the seventh amendment to its amended and restated credit agreement. The amendment reduced the borrowing base from $45,000,000 to $32,000,000 and includes a Quarterly Commitment Reduction, whereby the borrowing base is reduced by

(9)

$1,000,000 each April 15, July 15, October 15 and January 15, commencing on July 15, 2020. The next redetermination is expected to occur in December 2020. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (as defined in the Credit Facility) of no more than 4.0 to 1.0 based on the trailing twelve months. At June 30, 2020, the Company was in compliance with the covenants of the Credit Facility, had $30,000,000 outstanding, of which $2,000,000 is classified as short-term debt due to the Quarterly Commitment Reduction, and had $2,000,000 of borrowing base availability under the Credit Facility.

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

(10)

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

The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2020 and 2019, related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Market-based, restricted stock	$10,247	$60,406	$285,150	$306,685
Time-based, restricted stock	117,949	99,505	334,662	299,547
Performance-based, restricted stock	-	-	-	-
Total compensation expense	$128,196	$159,911	$619,812	$606,232

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table:

	As of June 30, 2020
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$77,900	2.06
Time-based, restricted stock	676,667	2.09
Performance-based, restricted stock	-
Total	$754,567

NOTE 9: Properties and Equipment

Properties and equipment and related accumulated DD&A as of June 30, 2020, and September 31, 2019, are as follows:

	June 30, 2020	September 30, 2019
Properties and equipment at cost, based on successful efforts accounting:
Producing oil and natural gas properties	324,913,067	354,718,398
Non-producing oil and natural gas properties	19,081,485	14,599,023
Other property and equipment	777,104	717,121
	344,771,656	370,034,542
Less accumulated depreciation, depletion and amortization	(261,733,655)	(258,607,521)
Net properties and equipment	83,038,001	111,427,021

Divestitures

During the second and third quarters of 2020, the Company had no significant divestitures.

(11)

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

During the third quarter of 2019, the Company sold 166 net mineral acres and producing oil and natural gas properties located in Martin County, Texas, to private buyers for total net consideration of $4.0 million and recorded a gain on the sale of $4.0 million. The cash from the sale was used to purchase minerals and reduce the Company’s outstanding bank debt.

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

Acquisitions

During the second and third quarters of 2020, the Company had no significant acquisitions.

During the first quarter of 2020, Panhandle closed on the purchase of 700 net mineral acres in Kingfisher, Canadian and Garvin Counties, Oklahoma, for a purchase price of $9.3 million (after customary closing adjustments).

During the third quarter of 2019, the Company acquired 313 net mineral acres (which include producing oil and natural gas properties) in the Bakken/Three Forks play in North Dakota and in the STACK play in Blaine County, Oklahoma, for $3.3 million.

During the second quarter of 2019, the Company acquired 329 net mineral acres (which include producing oil and natural gas properties) in the STACK play in Blaine and Caddo Counties, Oklahoma, for $1.4 million.

During the first quarter of 2019, the Company acquired 45 net mineral acres (which include producing oil and natural gas properties) in the STACK play in Blaine County, Oklahoma, with undeveloped locations identified in both the Woodford and Meramac Shales for $0.4 million.

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

Impairment

All long-lived assets, principally oil and natural gas properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for oil, NGL and natural gas; future production costs; estimates of future oil, NGL and natural gas reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil, NGL and natural gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior

(12)

report was issued and then utilizes updated projected future price decks current with the period. For the nine months ended June 30, 2020, the assessment resulted in an impairment provision on producing properties of $29,315,807, primarily due to the decline in commodity prices caused by the ongoing COVID-19 pandemic and the early March 2020 failure by a group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts (see Item 1A: Risk Factors). During the three and nine months ended June 30, 2020, impairment on wells that were written off totaled $358,826 and $588,721, respectively. For the three and nine months ended June 30, 2019, the assessment resulted in no impairment provisions on producing properties.

During the quarter ended March 31, 2020, impairment of $19.3 million and $7.3 million was recorded on our Fayetteville Shale and Eagle Ford fields, respectively. The remaining $2.7 million of impairment was taken on other producing assets. The discounted cash flows of the properties were prepared using NYMEX strip pricing as of March 31, 2020, using a discount rate of 10% for proved developed and assigning no value to undeveloped locations. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, are the primary reason for impairment in this field. The Company recognized an impairment related to the Eagle Ford at September 30, 2019, of $76.6 million primarily due to the removal of working interest PUDs from the Company’s reserve report. The further impairment of the Eagle Ford assets at March 31, 2020, is due to the decline in commodity prices over fiscal 2020.

A further reduction in oil, NGL and natural gas prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

Asset Retirement Obligation

	June 30, 2020	June 30, 2019
Asset retirement obligations as of beginning of the year	$2,835,781	$2,809,378
Wells acquired or drilled	4	27,782
Wells sold or plugged	(61,985)	(9,669)
Accretion of discount	97,803	99,996
Asset retirement obligations as of end of period	$2,871,603	$2,927,487

NOTE 10: Derivatives

The Company has entered into commodity price derivative agreements, including fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of oil and natural gas. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. The Company’s derivative contracts are currently with Bank of Oklahoma. The derivative contracts with Bank of Oklahoma are secured under the Credit Facility with Bank of Oklahoma (see Note 6: Long-Term Debt). The derivative instruments have settled or will settle based on the prices below:

(13)

Derivative contracts in place as of June 30, 2020

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
April - October 2020	10,000 Mmbtu	NYMEX Henry Hub	$2.20 floor / $2.59 ceiling
November 2020 - December 2021	50,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.90 ceiling
November 2020 - December 2021	40,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
November 2020	26,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
December 2020	28,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
January 2021	32,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
February 2021	25,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
March 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
April 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
May 2021	32,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
June 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
July 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
August 2021	12,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
September 2021	11,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
October 2021	9,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
November 2021	8,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
December 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
January 2022	25,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
Natural gas fixed price swaps
January - December 2020	80,000 Mmbtu	NYMEX Henry Hub	$2.750
April - October 2020	10,000 Mmbtu	NYMEX Henry Hub	$2.405
November 2020 - March 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.661
January - December 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.765
January 2021 - February 2022	50,000 Mmbtu	NYMEX Henry Hub	$2.729
November 2020	26,500 Mmbtu	NYMEX Henry Hub	$2.582
December 2020	28,000 Mmbtu	NYMEX Henry Hub	$2.582
January 2021	32,000 Mmbtu	NYMEX Henry Hub	$2.582
February 2021	25,500 Mmbtu	NYMEX Henry Hub	$2.582
March 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.582
April 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.582
May 2021	32,500 Mmbtu	NYMEX Henry Hub	$2.582
June 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.582
July 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.582
August 2021	12,500 Mmbtu	NYMEX Henry Hub	$2.582
September 2021	11,000 Mmbtu	NYMEX Henry Hub	$2.582
October 2021	9,000 Mmbtu	NYMEX Henry Hub	$2.582
November 2021	8,000 Mmbtu	NYMEX Henry Hub	$2.582
December 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.582
January 2022	25,500 Mmbtu	NYMEX Henry Hub	$2.582
Oil costless collars
January - December 2020	2,000 Bbls	NYMEX WTI	$55.00 floor / $62.00 ceiling
August - October 2020	1,000 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
November - December 2020	500 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
January 2021	2,000 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
February 2021	1,500 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
March - July 2021	2,000 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
January 2022	2,500 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
Oil fixed price swaps
January - December 2020	2,000 Bbls	NYMEX WTI	$55.28
January - December 2020	2,000 Bbls	NYMEX WTI	$58.65

(14)

January - December 2020	2,000 Bbls	NYMEX WTI	$60.00
January - December 2020	2,000 Bbls	NYMEX WTI	$58.05
July - December 2020	2,000 Bbls	NYMEX WTI	$58.10
January - December 2021	8,000 Bbls	NYMEX WTI	$37.00

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $1,679,511 as of June 30, 2020, and a net asset of $2,494,144 as of September 30, 2019. Cash receipts in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash received (paid) on derivative contracts:
Natural gas costless collars	$18,000	$-	$18,000	$(191,200)
Natural gas fixed price swaps	268,650	525,200	1,488,970	(294,940)
Oil costless collars	625,968	(104,394)	827,664	(359,564)
Oil fixed price swaps	786,504	(1,914)	895,400	(253,698)
Cash received (paid) on derivative contracts, net	$1,699,122	$418,892	$3,230,034	$(1,099,402)
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(60,035)	$-	$(32,152)	$10,453
Natural gas fixed price swaps	(129,865)	1,255,469	(815,630)	2,177,594
Oil costless collars	(757,060)	128,829	(283,255)	1,516,144
Oil fixed price swaps	(1,590,444)	510,005	316,404	2,421,334
Non-cash gain (loss) on derivative contracts, net	$(2,537,404)	$1,894,303	$(814,633)	$6,125,525
Gains (losses) on derivative contracts, net	$(838,282)	$2,313,195	$2,415,401	$5,026,123

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Balance Sheets at June 30, 2020, and September 30, 2019. The Company has offset all amounts subject to master netting agreements in the Company's Balance Sheets at June 30, 2020, and September 30, 2019.

	June 30, 2020				September 30, 2019
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Non-Current Assets
Gross amounts recognized	$2,028,640	$208,663	$57,386	$197,852	$2,256,639	$237,505
Offsetting adjustments	(208,663)	(208,663)	(57,386)	(57,386)	-	-
Net presentation on Condensed Balance Sheets	$1,819,977	$-	$-	$140,466	$2,256,639	$237,505

(a) See Note 11: Fair Value Measurements for further disclosures regarding fair value of financial instruments.

The fair value of derivative assets and derivative liabilities is adjusted for credit risk. The impact of credit risk was immaterial for all periods presented.

(15)

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Fair Value Measurement at June 30, 2020
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$1,393,727	$-	$1,393,727
Derivative Contracts - Collars	$-	$285,784	$-	$285,784

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

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy:

	Quarter Ended June 30,
	2020		2019
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$-	$-	$-	$-

	Nine Months Ended June 30,
	2020		2019
	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$5,288,710	$29,315,807	$-	$-

(a) When indicators of impairment are present, the Company assesses the carrying value of its producing properties for impairment. This assessment utilized estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of future oil, NGL and natural gas prices using a forward NYMEX curve adjusted for projected inflation, locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates. These assessments identified certain properties with carrying value in excess of their calculated fair values. This table excludes impairments on properties that were written off during the three and nine months ended June 30, 2020, in the amounts of $358,826 and $588,721, respectively.

At June 30, 2020, and September 30, 2019, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial

(16)

instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 12: Subsequent Events

Derivative Contracts

Subsequent to June 30, 2020, the Company entered into new derivative contracts as summarized in the table below:

(17)

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
November - December 2020	53,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
January 2021	72,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
February 2021	48,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
March 2021	61,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
April 2021	63,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
May 2021	69,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
June 2021	61,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
July 2021	83,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
August - September 2021	27,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
October 2021	20,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
November 2021	14,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
December 2021	4,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
January 2022	77,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
November 2020	54,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
December 2020	55,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
January 2021	64,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
February 2021	52,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
March - April 2021	62,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
May 2021	66,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
June 2021	60,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
July 2021	64,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
August 2021	24,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
September 2021	18,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
October 2021	19,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
November - December 2021	20,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
January - February 2022	50,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
Oil costless collars
August - October 2020	1,000 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
November - December 2020	500 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
January - July 2021	2,000 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
August - September 2021	500 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
January 2022	3,000 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
August 2020	1,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
September - November 2020	500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
December 2020	1,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
January 2021	2,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
February 2021	1,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
March - April 2021	2,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
May 2021	2,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
June - July 2021	2,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
August 21	500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
January 22	2,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
February 22	5,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling

Sale of Non-Producing Minerals

On July 28, 2020, the Company closed on the sale of 5,925 open and non-producing net mineral acres in Northwest Oklahoma for total proceeds of $793,617, with the proceeds applied toward debt reduction.

New Tax Regulations

On July 28, 2020, the U.S. Treasury Department released final regulations and proposed regulations with guidance on the business interest expense limitation under IRC Section 163(j). The Section 163(j) business interest expense limitation was modified in

(18)

December 2017 by the Tax Cuts and Jobs Act, and in March 2020 by the CARES Act. Currently, we are in the process of evaluating the effect of these regulations on our consolidated financial statements and related disclosures.

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

THREE MONTHS ENDED JUNE 30, 2020, COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Overview:

The Company recorded a third quarter 2020 net loss of $3,555,215, or $0.21 per share, as compared to a net income of $4,604,236, or $0.28 per share, in the 2019 quarter. The change in net income (loss) was principally the result of decreased oil, NGL, and natural gas sales, loss on derivative contracts in the third quarter and decreased gain on asset sales, partially offset by a decrease in DD&A, transportation, gathering and marketing expenses, production taxes and changes in tax provision (benefit). These items are further discussed below.

Revenue:

Oil, NGL and Natural Gas Sales:

Revenue from oil, NGL and natural gas sales decreased $6,264,776 or 64% for the 2020 quarter. Oil, NGL and natural gas sales were lower due to decreases in oil, NGL and natural gas prices of 55%, 57% and 32%, respectively, and decreases in oil, NGL and natural gas sales volumes of 43%, 35% and 21%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the three-month periods of fiscal 2020 and 2019:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2020	55,138	$25.94	35,169	$6.62	1,361,909	$1.36	1,903,752	$1.85
6/30/2019	96,065	$57.50	53,903	$15.33	1,718,561	$2.00	2,618,369	$3.74

Although production is down in all three product categories, it is notable that production is down for working interest volumes and slightly up for royalty interest volumes due to new royalty interest wells brought online, as compared to June 30, 2019. The primary factor for the oil production decrease is attributable to the Eagle Ford Shale working interest wells, where the natural decline on new wells brought online in March 2019 is coupled with recent delays in performing mechanical repairs due to poor economics related to low oil prices. Additionally, decreases are also attributable to the natural decline of the working interest

(19)

production base. NGL production decline is attributable to curtailed production along with the natural decline of the working interest production base in liquid-rich gas areas of the STACK, SCOOP and Arkoma Stack. Natural gas volumes have decreased as a result of curtailments in response to market conditions in the STACK, SCOOP and Arkoma Stack, in addition to the natural decline of working interest production base in all the areas. New royalty interest production has increased, even though we have experienced reduced activity as a result of market conditions; this increase is primarily associated with mineral acquisitions and new wells brought online.

Total Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
6/30/2020	55,138	35,169	1,361,909	1,903,752
3/31/2020	93,141	47,487	1,529,367	2,373,135
12/31/2019	65,880	39,230	1,647,827	2,278,487
9/30/2019	75,934	52,219	1,786,167	2,555,085
6/30/2019	96,065	53,903	1,718,561	2,618,369

Royalty Interest Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
6/30/2020	28,468	16,574	544,249	814,501
3/31/2020	54,077	16,188	549,999	971,589
12/31/2019	25,701	11,402	562,813	785,431
9/30/2019	28,411	16,323	591,773	860,177
6/30/2019	27,895	15,797	526,138	788,290

Working Interest Production for the last five quarters was as follows:

Quarter ended	Oil Bbls Sold	NGL Bbls Sold	Mcf Sold	Mcfe Sold
6/30/2020	26,670	18,595	817,660	1,089,251
3/31/2020	39,064	31,299	979,368	1,401,546
12/31/2019	40,179	27,828	1,085,014	1,493,056
9/30/2019	47,523	35,896	1,194,394	1,694,908
6/30/2019	68,170	38,106	1,192,423	1,830,079

Lease Bonuses and Rental Income:

When the Company leases its mineral interests, an upfront cash payment, or lease bonus, is generally received. Lease bonuses and rental income decreased $206,079 in the 2020 quarter.

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $1,679,511 as of June 30, 2020, and a net asset of $2,711,509 as of June 30, 2019. The Company had a net loss on derivative contracts of $838,282 in the 2020 quarter as compared to a net gain of $2,313,195 in the 2019 quarter. During the 2020 quarter, oil and natural gas collars and fixed price swaps experienced an unfavorable change as NYMEX futures experienced an increase in price during the quarter in relation to their previous position to the collars and the fixed prices of the swaps at the beginning of the 2020 quarter. During the 2019 quarter, the oil collars and fixed price swaps experienced a favorable change as NYMEX oil futures experienced a decrease in price during the quarter in relation their previous position to the collars and the fixed prices of the swaps at the beginning of the 2019 quarter. The Company utilizes derivative contracts for the purpose of protecting its return on investments and cash flow. Net cash received related to derivative contracts settled during the quarter ended June 30, 2020, was $1,699,122 compared to net cash received of $418,892 in the same period in the prior year.

(20)

Costs and Expenses:

Lease Operating Expenses (LOE):

The Company is responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normally recurring expenses associated with our working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. Total LOE related to field operating costs decreased $471,742 or 29% in the 2020 quarter compared to 2019 quarter. LOE per Mcfe decreased in the 2020 quarter to $0.60 compared to $0.62 in the 2019 quarter. The decrease in LOE per Mcfe is the result of lower gas balancing expenses of $145,807 compared to the 2019 quarter. Had the company not experienced the decrease in gas balancing expenses in the 2019 and 2020 quarters, LOE per Mcfe would have been $0.60 in the 2020 quarter compared to $0.56 in the 2019 quarter. The increase in LOE per Mcfe is primarily the result of production decreasing 27% in the 2020 quarter.

Transportation, Gathering and Marketing:

Transportation, gathering and marketing decreased $572,617 or 37% in the 2020 quarter. This decrease in costs was primarily driven by lower natural gas production in the 2020 quarter compared to the 2019 quarter. Natural gas sales bear the large majority of our transportation, gathering and marketing fees. On a per Mcfe basis, these handling fees were $0.50 in the 2020 quarter as compared to $0.58 in the 2019 quarter. The decrease in rate was principally due to prior period adjustments in the 2020 quarter, which reduced the overall transportation, gathering and marketing fees. Had these adjustments not taken place, our transportation, gathering and marketing fees on a per Mcfe basis would have been $0.55.

Production Taxes:

Production taxes decreased $354,530 or 73% in the 2020 quarter. The decrease in amount was primarily the result of decreased oil, NGL and natural gas sales of $6,264,776 in the 2020 quarter as compared to the 2019 quarter.

Depreciation, Depletion and Amortization (DD&A):

DD&A is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $1,918,475 or 44% in the 2020 quarter. DD&A in the 2020 quarter was $1.29 per Mcfe as compared to $1.67 per Mcfe in the 2019 quarter. $1,193,410 of the decrease was a result of production decreasing 27% in the 2020 quarter. Also, DD&A decreased $725,065 as a result of a $0.38 decrease in the DD&A rate per Mcfe. The rate decrease was mainly due to impairments taken at the end of fiscal 2019 and the 2020 second quarter, which lowered the basis of the assets. The rate decrease was partially offset by lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2020 quarter, as compared to the 2019 quarter, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Provision for Impairment:

Provision for impairment was $358,826 in the 2020 quarter as compared to no provision for impairment in the 2019 quarter. During the 2020 quarter, impairment of $358,826 was recorded due to a title revision by the operator on one well, and as a result, the remaining cost basis was written off.

Interest expense:

Interest expense was $241,191 in the 2020 quarter as compared to $526,677 in the 2019 quarter. The decrease in interest expense is due to a lower average debt balance in the 2020 quarter as compared to the 2019 quarter.

Income Taxes:

Income taxes changed $2,192,940, from a $1,315,000 provision in the 2019 quarter to a $877,940 benefit in the 2020 quarter. The effective tax rate changed from a 22% provision in the 2019 quarter to a 20% benefit in the 2020 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

(21)

NINE MONTHS ENDED JUNE 30, 2020, COMPARED TO NINE MONTHS ENDED JUNE 30, 2019

Overview:

The Company recorded a nine-month net loss of $22,117,915, or $1.34 per share, in the 2020 period, as compared to net income of $15,408,842, or $0.92 per share, in the 2019 period. The change in net income (loss) was principally the result increased provision for impairment (non-cash), decreased oil, NGL and natural gas sales, decreased gains on derivative contacts and decreased gain on asset sales, partially offset by decreased lease operating expenses, decreased transportation, gathering and marketing expenses, decreased production taxes, decreased DD&A and changes in our tax provision (benefit).

Revenue:

Oil, NGL and Natural Gas Sales:

Revenue from oil, NGL and natural gas sales decreased $12,885,358 or 41% for the 2020 period. Oil, NGL and natural gas sales were down due to decreases in oil, NGL and natural gas prices of 23%, 40% and 35%, respectively, and decreases in oil, NGL and natural gas sales volumes of 15%, 26% and 14%, respectively. The following table outlines the Company’s production and average sales prices for oil, NGL and natural gas for the nine-month periods of fiscal 2020 and 2019:

	Oil Bbls	Average	NGL Bbls	Average	Mcf	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2020	214,159	$42.43	121,887	$11.26	4,539,103	$1.73	6,555,378	$2.80
6/30/2019	253,265	$55.01	164,040	$18.88	5,300,594	$2.68	7,804,424	$4.00

Although production is down in all three product categories, it is notable that production is down for working interest volumes and slightly up for royalty interest volumes due to new royalty interest wells brought online, as compared to June 30, 2019. The primary factor for the oil production decrease is attributable to the Eagle Ford Shale working interest wells, where the natural decline of new wells brought online March 2019 is coupled with recent delays in performing mechanical repairs due to poor economics related to low oil prices. Additionally, decreases are also attributable to the natural decline of the working interest production base. Royalty interest oil production has increased, as new royalty interest wells are brought onto production on Panhandle minerals in the Bakken, STACK and SCOOP. NGL production decline is attributable to the natural decline of the working interest production base in liquid-rich gas areas of the STACK, SCOOP and Arkoma Stack. The decrease is partially offset by increased royalty interest production in the Bakken and SCOOP, related to new well drilling on Panhandle minerals. Natural gas volumes are lower as a result of the natural decline of working interest production base, along with recent production curtailments in response to market conditions in the STACK, SCOOP and Arkoma Stack. The decrease is partially offset by increased royalty interest production in the Bakken and SCOOP, related to new well drilling on Panhandle minerals.

(22)

Gains (Losses) on Derivative Contracts:

The fair value of derivative contracts was a net asset of $1,679,511 as of June 30, 2020, and a net asset of $2,711,509 as of June 30, 2019. The Company had a net gain on derivative contracts of $2,415,401 in the 2020 period as compared to a net gain of $5,026,123 recorded in the 2019 period. The change was principally due to the oil and natural gas collars and fixed price swaps being less favorable in the 2019 period compared to the 2020 period, as NYMEX futures prices decreased, during both the 2019 and 2020 periods, in relation to where they were at the beginning of their respective periods. The Company utilizes derivative contracts for the purpose of protecting its return on investments. Net cash received related to derivative contracts settled during the nine-month period ended June 30, 2020, was $3,230,034 compared to net cash paid of $1,099,402 in the same period in the prior year.

Gain on Asset Sales:

Gain on asset sales was $3,275,996 in the 2020 period. In the first quarter of 2020, the Company sold 530 net mineral acres in Eddy County, New Mexico, for a gain of $3,272,888. During the 2019 period, the Company sold mineral acreage in Lea and Eddy Counties, New Mexico, for a gain of $9,096,938 and Martin County, Texas, for a gain of $4,017,787.

Costs and Expenses:

Lease Operating Expenses (LOE):

The Company is responsible for a portion of LOE relating to a well as a non-operated working interest holder. LOE includes normally recurring expenses associated with our non-operated working interests necessary to produce hydrocarbons from our oil and natural gas wells, as well as certain nonrecurring expenses, such as well repairs. LOE decreased $767,931 or 17% in the 2020 period. This decrease was principally the result of the Company selling some marginal properties in fiscal 2019 which had higher operating costs and not participating in newly drilled wells. LOE per Mcfe remained consistent in the 2020 period to $0.59 compared to $0.59 in the 2019 period.

Transportation, Gathering and Marketing:

Transportation, gathering and marketing decreased $905,677 or 20% in the 2020 period. This decrease in costs was primarily driven by lower natural gas production in the 2020 period compared to the 2019 period. Natural gas sales bear the large majority of our transportation, gathering and marketing fees. On a per Mcfe basis, these handling fees were $0.56 in the 2020 period as compared to $0.59 in the 2019 period. The decrease in rate was principally due to increased oil sales as they made up a larger percentage of our total production in the 2020 period compared to the 2019 period, and increased royalty interest revenue, which has a lower deduct rate than working interest revenue. Oil sales incur much smaller transportation, gathering and marketing fees than NGL and natural gas.

Production taxes:

Production taxes decreased $729,754 in the 2020 period. The decrease in amount was primarily the result of decreased oil, NGL and natural gas sales of $12,885,358 in the 2020 period as compared to the 2019 period.

Depreciation, Depletion and Amortization (DD&A):

DD&A is the amount of cost basis of oil and natural gas properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $3,026,918 or 26% in the 2020 period to $1.34 per Mcfe as compared to $1.51 per Mcfe in the 2019 period. DD&A decreased $1,886,059 as a result of production decreasing 16% in the 2020 period compared to the 2019 period. An additional decrease of $1,140,859 was the result of the $0.17 decrease in the DD&A rate per Mcfe. The rate decrease was mainly due to the impairments at the end of fiscal 2019 and the fiscal 2020 second quarter, which lowered the basis of the assets. The rate decrease was partially offset by lower oil, NGL and natural gas prices utilized in the reserve calculations during the 2020 period, as compared to 2019 period, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Provision for Impairment:

Provision for impairment was $29,904,528 for the 2020 period as compared to no provision for impairment in the 2019 period. During the 2020 period, impairment of $29,315,807 was recorded on seven different fields including the Fayetteville and Eagle Ford shales, which represent 89% of our total impairment. The Fayetteville Shale assets are dry-gas assets of which the

(23)

Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, were the primary reason for impairment in this field. The Company recognized an impairment related to the Eagle Ford at September 30, 2019, of $76.6 million primarily due to the removal of working interest PUDs from the Company’s reserve report. The further impairment of the Eagle Ford assets at March 31, 2020, was due to the decline in commodity prices over fiscal 2020. The remaining $588,721 of impairment was recorded on other assets. The impairment on assets in these seven fields was caused by lower futures prices associated with our products. Futures prices experienced downward pressure resulting in low pricing as of the end of the fiscal 2020 second quarter. The reduced future net value associated with these fields caused the assets to fail the step one test for impairment as their undiscounted cash flows were not high enough to cover the book basis of the assets. These assets were written down to their fair market value as required by GAAP.

Interest expense:

Interest expense decreased $593,402 or 38% in the 2020 period. This decrease was mainly due to lower outstanding debt balances ($30.0 million at June 30, 2020, as compared to $41.5 million at June 30, 2019).

General and Administrative Costs (G&A):

G&A expenses are costs not directly associated with the production of oil and natural gas and include the cost of employee salaries and related benefits, office expenses, and fees for professional services. G&A increased $425,047 or 7% in the 2020 period. The increase was primarily the result of higher technical consulting and legal expenses, partially offset by lower personnel expenses. The increase in technical consulting was due to increased cost for our then interim (now current) CEO, geologic and engineering fees. The increase in legal expenses was primarily due to additional work provided pertaining to the Company’s proxy statement. The Company expects G&A to decrease going forward as a result of the personnel reduction and other G&A reduction efforts.

Income Taxes:

Income taxes changed $12,366,940, from a $4,756,000 provision in the 2019 period to a $7,610,940 benefit in the 2020 period. The effective tax rate changed from a 24% provision in the 2019 period to a 26% benefit in the 2020 period.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $3,949,324 at June 30, 2020, compared to positive working capital of $11,378,829 at September 30, 2019.

Liquidity:

Cash and cash equivalents were $2,025,081 as of June 30, 2020, compared to $6,160,691 at September 30, 2019, a decrease of $4,135,610. The decrease in cash is primarily associated with the purchase of additional producing mineral assets in December 2019 which was funded primarily from cash associated with the prior sale of non-producing minerals in a tax deferral, like kind exchange. Cash flows for the nine months ended June 30 are summarized as follows:

Net cash provided (used) by:

	2020	2019	Change

Operating activities	$9,825,740	$14,332,951	$(4,507,211)
Investing activities	(7,042,684)	4,643,215	(11,685,899)
Financing activities	(6,918,666)	(17,978,191)	11,059,525
Increase (decrease) in cash and cash equivalents	$(4,135,610)	$997,975	$(5,133,585)

Operating activities:

Net cash provided by operating activities decreased $4,507,211 during the 2020 period, as compared to the 2019 period, primarily the result of the following:

•	Increased net receipts on derivative contracts of $4,329,436.

(24)

•	Receipts of oil, NGL and natural gas sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $10,084,612.
•	Increased payments for G&A and other expense of $1,083,838 (includes severance to former CEO).
•	Decreased field operating expenses of $786,019.
•	Decreased interest payments of $540,894.
•	Decreased lease bonus receipts of $385,859.
•	Decreased income tax payments of $1,390,749.

Investing activities:

Net cash used by investing activities increased $11,685,899 during the 2020 period, as compared to the 2019 period, primarily due to higher acquisition costs of $5,183,550 and lower net proceeds from the sale of assets of $9,657,469, partially offset by lower payments of $3,153,472 for drilling and completion activity during 2020.

Financing activities:

Net cash used by financing activities decreased $11,059,525 during the 2020 period, as compared to the 2019 period, primarily the result of lower net payments on long-term debt of $4,075,000, decreased stock repurchases of $6,457,551 and a decrease of $526,974 in dividend payments as a result of a reduction in the Company’s quarterly dividend from $0.04 per share to $0.01 per share beginning with the June 2020 dividend payment.

Capital Resources:

Capital expenditures to drill and complete wells decreased $3,153,472 or 94% from the 2019 to the 2020 period as a result of the Company’s strategy to cease participating in any new wells with a working interest at the end of fiscal 2019. The Company currently has no remaining commitments that would require significant capital to drill and complete wells.

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

The Company received lease bonus payments during fiscal 2020 totaling $582,458. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is difficult to project as the current economic downturn has decreased demand for new leasing by operators. However, management plans to continue to actively pursue leasing opportunities.

With continued oil and natural gas price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future oil and natural gas production. See Note 10: Derivatives for a complete list of the Company’s outstanding derivative contracts at June 30, 2020, and Note 12: Subsequent Events for a listing of additional contracts entered into through August 11, 2020.

(25)

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine months ended
June 30, 2020
Cash provided by operating activities	$9,825,740
Cash provided (used) by:

Capital expenditures - acquisitions	(10,304,016)
Capital expenditures - drilling and completion of wells	(196,168)
Quarterly dividends of $0.09 per share	(1,486,031)
Treasury stock purchases	(7,635)
Net borrowings (payments) on credit facility	(5,425,000)
Proceeds from sale of assets	3,457,500
Net cash used	(13,961,350)

Net increase (decrease) in cash	$(4,135,610)

Outstanding borrowings on the credit facility at June 30, 2020, were $30,000,000, of which $2,000,000 is classified as current debt.

Looking forward, the Company expects to fund overhead costs and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our Credit Facility. The Company intends to use any excess cash to strengthen the Company’s Balance Sheets. The Company had availability of $2 million at June 30, 2020, under its Credit Facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by the Credit Facility, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the Credit Facility was redetermined on June 24, 2020, and reduced from $45 million to $32 million, and includes a Quarterly Commitment Reduction, whereby the borrowing base is reduced by $1 million each April 15, July 15, October 15 and January 15, commencing on July 15, 2020. The decrease in the borrowing base was primarily due to the continued decline in oil and natural gas futures prices. Despite the reduction in the borrowing base, we do not expect it will impact the liquidity needed to maintain our normal operating strategies. The next expected redetermination will occur in December 2020. Net debt as of August 11, 2020 was $26.9 million.

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

Going forward, we expect that capital expenditures to drill and complete wells will be immaterial. Anticipated cash provided by operating activities may be reduced due to more frequent production stoppages, as it is currently not economic for some operators to continue to produce. Based on anticipated cash provided by operating activities for 2020 and availability under the Credit Facility, the Company has sufficient liquidity to fund its ongoing operations.

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

(26)

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

Commodity Price Risk

The Company utilizes derivative contracts to reduce its exposure to unfavorable changes in oil and natural gas prices. The Company does not enter into these derivatives for speculative or trading purposes. The Company’s derivative contracts are currently with Bank of Oklahoma. The derivative contracts with Bank of Oklahoma are secured under the Credit Facility with Bank of Oklahoma. These arrangements cover only a portion of the Company’s production, provide only partial price protection against declines in oil and natural gas prices and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $164,000. For the Company’s oil collars, a change of $1.00 (below or above the collar) in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $31,000. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $174,000. For the Company’s natural gas collars, a change of $.10 (below or above the collar) in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $1,641,000.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Credit Facility. Borrowings under the Credit Facility bear interest at the BOK prime rate plus from 1.00% to 1.75%, or 30 day LIBOR plus from 2.50% to 3.25%. At June 30, 2020, the Company had $30,000,000 outstanding under the Credit Facility and the effective interest rate was 4.25%. At this point, the Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years and the Company does not believe that its liquidity to fund its ongoing operations will be significantly impacted in the near future.

ITEM 4	CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Company’s disclosure controls and procedures have been designed to meet, and management believes they do meet, reasonable assurance standards. Based on their evaluation as of the end of the fiscal period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective to ensure material information relating to the Company is made known to them. Certain changes were made to the Company’s internal controls subsequent to the fiscal quarter for validating the Company’s interest in new wells to remediate the material weakness identified in the second quarter. Specifically, management implemented an additional control consisting of validating ownership by review of source documentation for the new well revenue accrual, and has determined that the control is now operating effectively. Also, during the

(27)

quarter, there were changes to the Company’s key control owners. However, no changes to the control operating effectiveness is expected as the key controls are still in place.

PART II OTHER INFORMATION

ITEM 1A   RISK FACTORS

Please refer to Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, other than as detailed below.

Failure to maintain effective internal controls in future periods could impact the Company’s ability to report accurately and on a timely basis our financial condition and results of operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (“SOX”) and the NYSE rules and regulations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404 of SOX. We previously had identified a material weakness in our internal control over financial reporting relating to the completeness and accuracy of the Company’s oil, NGL and natural gas sales revenue accrual, which weaknesses existed during, and was reported in our Quarterly Report on Form 10-Q for, the period ended March 31, 2020. To remediate this material weakness, changes were subsequently made to the Company’s internal control for validating the Company’s interests in new wells. Specifically, management implemented an additional control that requires the validation of interest ownership by a review of source documentation for the new well revenue accrual, which control management believes is now operating effectively.

While we believe we have remediated the material weaknesses as of June 30, 2020, we cannot assure you that this or any other material weakness will not continue to exist or occur or otherwise be discovered in the future. Any failure to maintain internal controls over financial reporting could result in material weaknesses or material misstatements in our financial statements in the future. Any such failure could harm our financial condition and operating results and could cause stockholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities, including shares of our common stock.

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

(28)

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

During the three months ended June 30, 2020, the Company did not repurchase any shares of the Company’s common stock.

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

PANHANDLE OIL AND GAS INC.
PANHANDLE OIL AND GAS INC.

August 13, 2020	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

August 13, 2020	/s/ Ralph D’Amico
Date	Ralph D’Amico, Vice President,
Chief Financial Officer

(29)