Form 10-K
period 2020-09-30
PHX MINERALS INC.
filed 2020-12-10
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-31759

PHX MINERALS INC.

(Exact name of Registrant as specified in its Charter)

oklahoma	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Valliance Bank Tower, Suite 1100, 1601 NW Expressway Oklahoma City, OK	73118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 948-1560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01666 par value	PHX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  yes ☐ no ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the $3.69 per share closing price of registrant's Class A Common Stock, as reported by the New York Stock Exchange at March 31, 2020, was $56,675,049.

The number of shares of Registrant’s Class A Common Stock outstanding as of December 3, 2020, was 22,389,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of PHX Minerals Inc. (to be filed no later than 120 days after September 30, 2020) relating to the Annual Meeting of Stockholders to be held on March 2, 2021, are incorporated into Part III of this Form 10-K.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements may include, but are not limited to statements relating to: our ability to execute our business strategies; the volatility of realized natural gas and oil prices; the level of production on our properties; estimates of quantities of natural gas, oil and NGL reserves and their values; general economic or industry conditions; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; title defects in the properties in which we invest; and other economic, competitive, governmental, regulatory or technical factors affecting our properties, operations or prices.

We caution you that the forward-looking statements contained in this Form 10-K are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas and oil. These risks include, but are not limited to, the risks described in Item 1A of this Annual Report on Form 10-K for the year ended September 30, 2020 (the “2020 Annual Report on Form 10-K” or this “Annual Report”), and all quarterly reports on Form 10-Q filed subsequently thereto.

Should one or more of the risks or uncertainties described above or elsewhere in our 2020 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Any forward-looking statement speaks only as of the date of which such statement is made, and the Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

Except as required by applicable law, all forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Glossary of Certain Terms

The following is a glossary of certain accounting, natural gas and oil industry and other defined terms used in this Annual Report:

ASU	Accounting Standards Update.
Bcf	billion cubic feet.
Bcfe

natural gas stated on a Bcf basis and crude oil and natural gas liquids converted to a billion cubic feet of natural gas equivalent by using the ratio of one million Bbl of crude oil or natural gas liquids to six Bcf of natural gas.

Bbl	barrel.
Board	board of directors of the Company.
BTU	British Thermal Units.
Common Stock	the Company’s Class A Common Stock.
completion	the process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas and/or crude oil.
conventional	an area believed to be capable of producing crude oil and natural gas occurring in discrete accumulations in structural and stratigraphic traps.
DD&A	depreciation, depletion and amortization.
developed acreage	the number of acres allocated or assignable to productive wells or wells capable of production.
development well	a well drilled within the proved area of a natural gas or crude oil reservoir to the depth of a stratigraphic horizon known to be productive.
dry hole	exploratory or development well that does not produce natural gas and/or crude oil in economically producible quantities.
EBITDA	earnings before interest, taxes, depreciation and amortization (including impairment). This is a Non-GAAP measure.
ESOP	the PHX Minerals Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan.
exploratory well	a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of natural gas or crude oil in another reservoir.
FASB	the Financial Accounting Standards Board.
field

an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

formation	a layer of rock, which has distinct characteristics that differ from nearby rock.
G&A	general and administrative costs.
GAAP	generally accepted accounting principles.
gross acres or gross wells	the total acres or wells in which an interest is owned.
held by production or HBP	an oil and gas lease continued in effect into its secondary term for so long as a producing gas and/or oil well is located on any portion of the leased premises or lands pooled therewith.
horizontal drilling	a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled horizontally within a specified interval.
hydraulic fracturing	a process involving the high-pressure injection of water, sand and additives into rock formations to stimulate natural gas and crude oil production.
Independent Consulting Petroleum Engineer(s)	DeGolyer and MacNaughton of Dallas, Texas.
LOE	lease operating expense.
Mcf	thousand cubic feet.
Mcfd	thousand cubic feet per day.
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

minerals, mineral acres or mineral interests	fee mineral acreage owned in perpetuity by the Company.
net acres or net wells	the sum of the fractional interests owned in gross acres or gross wells.
NGL	natural gas liquids.
NRI	net revenue interest.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of Petroleum Exporting Countries.
overriding royalty interest

an interest in the natural gas and oil produced under a lease, or the proceeds from the sale thereof, apportioned out of the working interest, to be received free and clear of all costs of development, operation or maintenance.

PDP	proved developed producing.
play	term applied to identified areas with potential natural gas and/or oil reserves.
production or produced	volumes of natural gas, oil and NGL that have been both produced and sold.
proved reserves

the quantities of natural gas and crude oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates renewal is reasonably certain.

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
unconventional

an area believed to be capable of producing natural gas and crude oil occurring in accumulations that are regionally extensive, but may lack readily apparent traps, seals and discrete hydrocarbon water boundaries that typically define conventional reservoirs. These areas tend to have low permeability and may be closely associated with source rock, as is the case with gas and oil shale, tight oil and gas sands, and coalbed methane, and generally require horizontal drilling, fracture stimulation treatments or other special recovery processes in order to achieve economic production.

undeveloped acreage	acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and/or crude oil.
working interest	well interests in which the Company pays a share of the costs to drill, complete and operate a well and receives a proportionate share of production.
WTI	West Texas Intermediate.

As used herein, the “Company,” “PHX,” “we,” “us” and “our” refer to PHX Minerals Inc., formerly known as Panhandle Oil and Gas Inc., and its predecessors and subsidiaries unless the context requires otherwise.

Fiscal year references

All references to years in this report, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2020 mean the fiscal year ended September 30, 2020.

References to natural gas and oil properties

References to natural gas and oil properties inherently include NGL associated with such properties.

PART I

ITEM 1.	Business

Overview

PHX Minerals Inc. was founded in Range, Texas County, Oklahoma, in 1926, as Panhandle Cooperative Royalty Company. The Company operated as a cooperative until 1979, when it merged into Panhandle Royalty Company and its shares became publicly traded. On April 2, 2007, the Company’s name was changed to Panhandle Oil and Gas Inc., and on October 8, 2020, the Company’s name was changed to PHX Minerals Inc.

PHX Minerals Inc. is an Oklahoma City-based company focused on perpetual natural gas and oil mineral ownership in resource plays in the United States. Prior to a strategy change in 2019, the Company participated with a working interest on some of its mineral and leasehold acreage and as a result, the Company still has legacy interests in leasehold acreage and non-operated interests in natural gas and oil properties.

Strategic Focus on Mineral Ownership

During fiscal 2019, the Company made the strategic decision to focus on perpetual natural gas and oil mineral ownership and growth through the acquisitions of producing minerals in its core areas of focus and the development of its significant mineral acreage inventory. In accordance with this new strategy, the Company ceased taking any working interest positions on its mineral and leasehold acreage going forward. During fiscal 2020, the Company did not participate with a working interest in the drilling of any new wells. The Company believes that its strategy to focus on mineral ownership is the best path to giving its stockholders the greatest risk-weighted returns on their investments going forward.

A “mineral fee” is an interest in real property in which the owner owns all of the rights to the minerals under the surface forever, as compared to a mineral lease in which the lessee’s rights end at the expiration of the lease term or after there is no longer production on the lease. Generally, the mineral interest owner of a mineral fee interest reserves a non-cost bearing royalty interest upon the lease of such gas, oil, and other minerals to a gas and oil exploration and development company. Such companies will lease such mineral interest from the fee mineral owner for a term with the expectation of producing natural gas and oil, thereby generating free cash flow from bonuses and royalties to the mineral interest owner.

As referenced above, the Company’s leasehold interests are non-operated working interests on the lease of the minerals from the mineral fee owner. These non-operated working interests require the Company to contribute its proportionate share of the costs incurred by the operator in the development of such minerals. As discussed above and further below, the Company no longer expects to participate with such working interests going forward. The Company’s mineral and leasehold properties are located primarily in Oklahoma, Texas, North Dakota, Arkansas and New Mexico. The majority of the Company’s natural gas, oil and NGL production is from wells located in Oklahoma, Texas, North Dakota and Arkansas.

Although a significant amount of the Company’s revenues is currently derived from the production and sale of natural gas, oil and NGL on its working interests, a growing portion of its revenues is derived from royalties granted from the production and sale of natural gas, oil and NGL. These royalties are tied to ownership of mineral acreage, and this ownership is perpetual, unless sold by the Company. Royalties are due and payable to the Company whenever natural gas, oil or NGL is produced and sold from wells located on the Company’s mineral acreage.

As of September 30, 2020, the Company owned approximately 252,443 perpetual mineral acres, as detailed in the table below:

Play	Net Acres	% Producing	% Leased But Not Producing	% Unleased
Arkoma Stack	11,576	65%	2%	33%
Bakken/Three Forks	3,094	90%	0%	10%
Fayetteville	9,851	72%	0%	28%
Permian	38,788	8%	15%	77%
SCOOP	4,997	50%	15%	35%
STACK	5,767	89%	5%	6%
Other	178,370	19%	3%	78%
Total:	252,443	24%	5%	71%

Approximately 71% of the Company’s net mineral position is currently unleased, providing the opportunity to generate additional cash flow from bonus payments and royalties without spending additional capital. The Company also owns leases on 17,091 net acres primarily in Oklahoma and working interests, royalty interests or both, in 6,510 producing natural gas and oil wells and 125 wells in the process of being drilled or completed.

Exploration and development of the Company’s natural gas and oil properties are conducted by natural gas and oil exploration and production companies, primarily larger independent operating companies. The Company does not operate any natural gas and oil properties. While the Company previously has been an active working interest participant for many years in wells drilled on its mineral and leasehold acreage, the Company’s current focus is on growth through mineral acquisitions and through development of its significant mineral acreage inventory in its core areas of focus.

We intend to maximize value to our stockholders through the acquisition of mineral acreage in the core areas of resource plays with substantial undeveloped opportunities; divestiture of non-core minerals with limited optionality when the amount negotiated exceeds our projected total value; and aggressive leasing of our mineral holdings.

Our Business Strategy

Our principal business objective is to maximize value to our stockholders. At the end of 2019, we made the strategic decision to cease taking any working interest positions on our mineral and leasehold acreage going forward. Our focus is on growth through mineral acquisitions and through development of our significant mineral acreage inventory in our core areas. We believe this is the best path to giving our stockholders the greatest risk-weighted returns on their investment. We intend to accomplish this objective by executing the following corporate strategies:

•	Actively Manage Mineral and Leasehold Assets as a Portfolio to Maximize Value. We plan to manage our mineral and leasehold assets through the following:
o

Growing our mineral fee holdings by acquiring mineral acreage in the core areas of natural gas and oil resource plays with substantial undeveloped opportunities that meet or exceed our minimum return threshold;

o	Utilizing in-house technology and engineering expertise as a competitive advantage;
o	Aggressively leasing our open mineral holdings;
o

High-grading our asset base by selectively divesting non-core minerals with limited optionality when the amount negotiated exceeds our projected total value, then redeploying proceeds into our core areas of focus; and

o	Optimizing our leasehold and working interest positions through strategic sales and farmouts for overriding royalty interests or cash payments.
•	Deleveraging Our Balance Sheet. We plan to reduce debt in order to improve our financial position through the following:
o	Continue to repay debt using free cash flow to ensure our ability to successfully operate in all business and commodity environments; and
o	Hedging to manage commodity price risk and to protect our balance sheet and cash flow.

Our Business Strengths

We believe the following attributes position the Company to achieve our objectives:

•

Focused on Perpetual Mineral Fee Ownership. Our strategic decision to focus on mineral ownership provides us with the perpetual option to benefit from future development and technology. We are focused on generating meaningful revenues through lease bonuses and royalty interests, and these revenues have been a growing proportion of our total revenues when compared to our working interests. We owned approximately 252,443 net mineral acres as of September 30, 2020, held principally in Oklahoma, Texas, North Dakota, Arkansas and New Mexico. We also held leases on 17,091 net acres primarily in Oklahoma; and working interests, royalty interests, or both, in 6,510 producing natural gas and oil wells and 125 wells in the process of being drilled or completed.

•

Mineral and Leasehold Ownership in Multiple Top-Tier Resource Plays. We own mineral and leasehold interests in multiple top-tier resource plays in the United States, including positions in the SCOOP, STACK, Haynesville, Bakken/Three Forks, Arkoma Woodford, Eagle Ford, Permian Basin and Fayetteville plays. A significant portion of our revenues is derived from the production and sale of natural gas, oil and NGL from these positions. During the fiscal year ended September 30, 2020, production on our acreage averaged 23,479 Mcfed with approximately 69%, 19% and 12% derived from natural gas, oil and NGL, respectively.

•

Material Undeveloped Mineral Position in Gas and Oil Producing Basins. Over 70% of our mineral fee position is currently not leased or producing, providing us with significant potential value and the opportunity to generate additional cash flows from bonus payments and royalties without deploying additional capital. We have an active program in place focused on leasing open acreage to generate additional lease bonus revenue and future royalty revenue.

•

Stable and Flexible Financial Position. We maintain a stable and flexible financial position through the management of our debt, cash and working capital. We hedge to manage commodity price risk and to protect our balance sheet and cash flow.

•

Experienced Management and Technical Team. We have a management and technical team with extensive experience in the oil and gas industry. Our management and technical team average over 20 years of industry experience in each applicable area of the Company, including accounting, land, geology, engineering and mergers and acquisitions.

Principal Products and Markets

The Company derives revenue through its bonus and royalty payments and from working interests on its mineral and leasehold acreage. The Company’s principal products from the production associated with its royalty and non-operated interests, in order of revenue generated, are crude oil, natural gas and NGL. These products are generally sold by well operators to various purchasers, including pipeline and marketing companies, which service the areas where the Company’s producing wells are located. Since the Company does not operate any of the wells in which it owns an interest, it relies on the operating expertise of numerous companies that operate wells in which the Company owns interests. This includes expertise in the drilling and completion of new wells, producing well operations and, in most cases, the marketing or purchasing of production from the wells. Natural gas, oil and NGL sales are principally handled by the well operator. Payment for natural gas, oil and NGL sold is received by the Company from the well operator or the contracted purchaser.

Prices of natural gas, oil and NGL are dependent on numerous factors beyond the Company’s control, including supply and demand, competition, weather, international events and geo-political circumstances, actions taken by OPEC and economic, political and regulatory developments. Since demand for natural gas is subject to weather conditions, prices received for the Company’s natural gas production may be subject to seasonal variations.

The Company enters into price risk management financial instruments (derivatives) to reduce the Company’s exposure to short-term fluctuations in the price of natural gas and oil and protect its return on investments. The derivative contracts apply only to a portion of the Company’s natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in natural gas and oil prices. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the derivative contracts entered into by the Company.

Competitive Business Conditions

The oil and natural gas industry is highly competitive, particularly in the search for new fee mineral interests and natural gas, oil and NGL reserves. Many factors beyond its control affect the Company’s competitive position. Some of these factors include: the quantity and price of foreign oil imports; domestic supply and deliverability of natural gas, oil and NGL; changes in prices received for natural gas, oil and NGL production; business and consumer demand for refined natural gas, oil products and NGL; and the effects of federal, state and local regulation of the exploration for, production of and sales of natural gas, oil and NGL (see Item 1A – “Risk Factors”). Many companies have substantially greater resources than we have, and such companies may have more resources to evaluate, bid for and purchase more mineral fee, royalty and similar interests than our financial or human resources permit.

The Company does not operate any of the wells in which it has an interest; rather, it relies on companies with greater resources, staff, equipment, research and experience for operation of wells in both the drilling and production phases. The Company’s business strategy is to use its stable and flexible financial position, coupled with its own geologic and economic evaluations, to acquire new mineral acreage and to lease or farmout its mineral and leasehold acreage ownership. We believe this strategy allows the Company to compete effectively in a competitive mineral market; however, our ability to acquire additional mineral fee, royalty and similar interests in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Major Customers

The Company’s natural gas, oil and NGL production is sold, in most cases, through our lessees or well operators to numerous different purchasers.

Regulation of the Oil and Natural Gas Industry

General

As the owner of mineral fee interests and non-operating working interests, we do not have any employees or contractors in the field, and we are not directly subject to many of the regulations of the oil and gas industry. The following disclosure describes regulations and environmental matters more directly associated with operators of natural gas and oil properties, including our current operators. Since the Company does not operate any wells in which it owns an interest, actual compliance with many laws and regulations is controlled by the well operators, with the Company being responsible only for its proportionate share of the costs, if any, involved on wells in which it owns a working interest.

Natural gas and oil operations are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. Legislation and regulation affecting the entire oil and natural gas industry is continuously being reviewed for potential revision. Some of these requirements carry substantial penalties for failure to comply.

Although we are generally not directly subject to many of the rules, regulations and limitations impacting the natural gas and oil exploration and production industry as whole, the operators who operate on our properties may be impacted by such rules and regulations and we may be responsible for our proportionate share of costs for wells on which we own a working interest. While this may provide the Company with some insulation from compliance costs applicable to our operator-lessees, we may still be indirectly impacted by operator regulations because our revenue stream depends on operators and the production of natural gas, oil and NGL.

Regulation of Drilling and Production

The production of natural gas and oil is subject to regulation under federal, state and local statutes, rules, orders and regulations. These statutes and regulations require that operators obtain permits for drilling operations and drilling bonds, as well as require reports concerning operations. Additionally, states where we own mineral and leasehold interests have enacted regulations governing conservation matters, including provisions for the unitization or pooling of natural gas and oil properties, the establishment of maximum allowable rates of production from natural gas and oil wells, the regulation of well spacing and plugging and abandonment of wells. The effect of these regulations is to limit the amount of natural gas and oil that can be produced from wells and to limit the number of wells or the locations which can be drilled. Additionally, some states where we hold mineral or leasehold interests may impose a production or severance tax with respect to the production and sale of natural gas, oil and NGL within its jurisdiction.

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

Natural gas and oil exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of gas and oil production has been left to state regulatory boards or agencies in those jurisdictions where there is significant natural gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs or uncontrolled emissions.

Many states, including states where we own properties, have enacted natural gas and oil regulations that apply to the drilling, completion and operations of wells and the disposal of waste oil and salt water. The operators of our properties are subject to such regulations. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and natural gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or “Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by the well operators, with the Company being responsible for its proportionate share of the costs involved on wells in which we own a working interest. As such, the Company has no knowledge of any instances of non-compliance with existing laws and regulations. The Company maintains insurance coverage at levels which are customary in the industry, but is not fully insured against all environmental risks.

Taxes

The Company’s natural gas and oil properties are subject to various taxes, such as gross production taxes and, in some cases, ad valorem taxes. The Company pays ad valorem taxes on minerals owned in ten states.

Employees

At September 30, 2020, the Company employed 17 people, including executive officers.

Executive Officers

Chad L. Stephens has served as President, Chief Executive Officer and Director since January 2020.  Mr. Stephens served as Interim CEO from October 2019 to December 2019, and he has served as a Director since September 2017.  Prior to joining the Company, Mr. Stephens held several positions at Range Resources Corporation starting in 1990, and from 2002 through his retirement in 2018, he served as Senior Vice President – Corporate Development.

Ralph D’Amico has served as Chief Financial Officer and Corporate Secretary since March 2020 and as Vice President – Business Development since January 2019.  Prior to joining the Company, Mr. D’Amico served as Managing Director at Seaport Global and held various positions at Stifel Nicolaus, Jefferies, Friedman Billings Ramsey and Salomon Smith Barney.

Freda R. Webb has served as Vice President, Mineral Operations since January 2017.  Ms. Webb served the Company as a reservoir engineering consultant from 2011 to 2015. In 2015 she was appointed to the Reservoir Engineering Manager position.  Prior to joining the Company, Ms. Webb held various reservoir engineering, acquisitions, corporate planning and management positions for Cities Services, Occidental Petroleum and Southwestern Energy.

Corporate Office

The Company’s office is located at Valliance Bank Tower, Suite 1100, 1601 NW Expressway, Oklahoma City, OK 73118. Our telephone number is (405) 948-1560 and facsimile number is (405) 948-1063. The Company’s website is www.phxmin.com.

Available Information

We make available free of charge on our website (www.phxmin.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the SEC.

We also make available within the “Corporate Governance” section under the “Investors” section of our website our Code of Ethics & Business Practices, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, Lead Independent Director Charter and Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee Charters, which have been approved by our Board of Directors. We will make timely disclosure on our website of any change to, or waiver from, the Code of Ethics & Business Practices and Code of Ethics for Senior Financial Officers for our principal executive and senior financial officers. Copies of our Code of Ethics & Business Practices and Code of Ethics for Senior Financial Officers are available free of charge by writing us at: PHX Minerals Inc., Attn: Chad True, 1601 NW Expressway, Suite 1100, Oklahoma City, OK 73118.

ITEM 1A.	Risk Factors

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business and future prospects. If any of the following risk factors should occur, the Company’s financial condition could be materially impacted, and the holders of our securities could lose part or all of their investment in the Company. As the owner of mineral fee interests and non-operating working interests, we do not operate any natural gas and oil properties, and we do not have any employees or contractors in the field. As such, the risks associated with natural gas and oil operations only affect us indirectly and typically through our non-operating working interests as we proportionately share in the costs of operating such wells. The risk factors described below are not exhaustive, and investors are encouraged to perform their own investigation with respect to the Company and its business. Investors should also read the other information in this Form 10-K, including the financial statements and related notes.

Risks Related to our Business

The volatility of natural gas and oil prices due to factors beyond our control greatly affects our financial condition, results of operations and cash available for distribution.

The supply of and demand for natural gas, oil and NGL impact the prices we realize on the sale of these commodities and, in turn, materially affect the Company’s financial results. Natural gas, oil and NGL prices have historically been, and will likely continue to be, volatile. The prices for natural gas, oil and NGL are subject to wide fluctuation in response to a number of factors beyond our control, including:

•	domestic and worldwide economic conditions;
•	economic, political, regulatory and tax developments;

•	market uncertainty;
•	changes in the supply of and demand for natural gas, oil and NGL;
•	the impacts and effects of public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic;
•	availability and capacity of necessary transportation and processing facilities;
•	commodity futures trading;
•	regional price differentials;
•	differing quality of oil produced (i.e., sweet crude versus heavy or sour crude);
•	differing quality and NGL content of natural gas produced;
•	weather conditions;
•	conservation and environmental protection efforts;
•	the level of imports and exports of natural gas, oil and NGL;
•	political instability or armed conflicts in major natural gas and oil producing regions;
•	actions taken by OPEC or other major natural gas, oil and NGL producing or consuming countries;
•	competition from alternative sources of energy; and
•	technological advancements affecting energy consumption and energy supply.

Our revenues, operating results, cash available for distribution and the carrying value of our natural gas and oil properties depend significantly upon the prevailing prices for natural gas and oil. Historically, natural gas and oil prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

•	the domestic and foreign supply of natural gas and oil;
•	the level of prices and expectations about future prices of natural gas and oil;
•	the level of global natural gas and oil exploration and production;
•	the cost of exploring for, developing, producing and delivering natural gas and oil;
•	the price and quantity of foreign imports;
•	political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia;
•	the impacts and effects of public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic;
•	the ability of members of OPEC to agree to and maintain oil price and production controls;
•	speculative trading in natural gas and crude oil derivative contracts;
•	the level of consumer product demand;

•	weather conditions and other natural disasters;
•	risks associated with operating drilling rigs;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels;
•	domestic and foreign governmental regulations and taxes;
•	the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;
•	the proximity, cost, availability and capacity of natural gas and oil pipelines and other transportation facilities; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas and oil price movements with any certainty. If the prices of natural gas and oil remain at current levels or decline further, our operations, financial condition and level of expenditures for the development of our natural gas and oil reserves may be materially and adversely affected. Lower natural gas and oil prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

Low natural gas, oil and NGL prices for a prolonged period of time would have a material adverse effect on the Company.

The volatility of the energy markets makes it extremely difficult to predict future natural gas, oil and NGL price movements with any certainty. Natural gas, oil and NGL prices continued to fluctuate in fiscal year 2020 and have fluctuated significantly over the past several months as a result of the ongoing COVID-19 pandemic. The Company’s financial position, results of operations, access to capital and the quantities of natural gas, oil and NGL that may be economically produced would be negatively impacted if natural gas, oil and NGL prices were low for an extended period of time. The ways in which low prices could have a material negative effect include:

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

The ongoing COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

The global spread of the ongoing COVID-19 pandemic (“COVID-19”) has created significant uncertainty and economic disruption, as well as heightened volatility in the prices of oil and natural gas. The negative impact on worldwide demand for oil and natural gas resulting from COVID-19 led to a precipitous decline in oil prices, further exacerbated by the early March 2020 failure by OPEC+ to reach an agreement over proposed oil production cuts and global storage considerations. Although OPEC+ subsequently agreed to cut oil production and has extended such production cuts through December 2020, crude oil prices remain depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of these events and COVID-19 outbreak, and as changes in oil and natural gas inventories, oil demand and economic performance are reported. The response to the COVID-19 outbreak is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, actions to contain the disease or mitigate its impact and the development and availability of effective treatments and vaccines, all of which are highly uncertain and cannot be predicted with certainty at this time. Sustained low oil prices due to COVID-19 could result in the events discussed in the immediately preceding risk factor, which could have a material adverse effect on our business and financial results. We are unable to predict the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments, including the pandemic’s ongoing effect on the demand for oil and natural gas and the response of the overall economy and the financial markets after governmental restrictions are eased or after an effective treatment becomes available.

Lower natural gas, oil and NGL prices or negative adjustments to natural gas, oil and NGL reserves may result in significant impairment charges.

The Company has elected to utilize the successful efforts method of accounting for its natural gas and oil exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and development dry holes are capitalized and amortized by property using the unit-of-production method (the ratio of natural gas, oil and NGL volumes produced to total proved or proved developed reserves) as natural gas, oil and NGL are produced.

All long-lived assets, principally the Company’s natural gas and oil properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset on our books may be greater than its future net cash flows. The need to test a property for impairment may result from declines in natural gas, oil and NGL sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. The decision to not participate in future development on our leasehold acreage can trigger a test for impairment. Also, once assets are classified as held for sale, they are reviewed for impairment. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded. If an impairment charge is recognized, cash flow from operating activities is not impacted, but net income and, consequently, stockholders’ equity are reduced. In periods when impairment charges are incurred, it could have a material adverse effect on our results of operations. See Note 11 to the financial statements included in Item 8 – “Financial Statements and Supplemental Data” for further discussion on impairment under the heading “Impairment.”

Our future success depends on finding, developing or acquiring additional reserves, and failure to find or acquire additional reserves will cause reserves and production to decline materially from their current levels.

The rate of production from natural gas and oil properties generally declines as reserves are depleted. The Company’s proved reserves will decline materially as reserves are produced except to the extent that the Company acquires additional properties containing proved reserves, conducts additional successful exploration and development drilling, successfully applies new technologies or identifies additional behind-pipe zones (different productive zones within existing producing well bores) or secondary recovery reserves.

Drilling for natural gas and oil invariably involves unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient reserves to return a profit after deducting drilling, completion, operating and other costs. In addition, wells that are profitable may not achieve a targeted rate of return. The Company relies on third-party operators’ interpretation of seismic data and other advanced technologies in identifying prospects and in conducting exploration and development activities. Nevertheless, prior to drilling a well, the seismic data and other technologies used do not allow operators to know conclusively whether natural gas, oil or NGL is present in commercial quantities.

Cost factors can adversely affect the economics of any project, and the eventual cost of drilling, completing and operating a well is controlled by well operators and existing market conditions. Further, drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

•	unexpected drilling conditions;
•	title problems;
•	pressure or irregularities in formations;
•	equipment failures or accidents;

•	fires, explosions, blowouts and surface cratering;
•	lack of availability to market production via pipelines or other transportation;
•	adverse weather conditions;
•	environmental hazards or liabilities;
•	lack of water disposal facilities;
•	governmental regulations;
•	cost and availability of drilling rigs, equipment and services; and
•	expected sales price to be received for natural gas, oil or NGL produced from the wells.

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

Any acquisitions of additional mineral and royalty interests that we complete will be subject to substantial risks.

Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, operating expenses and costs;
•	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;
•	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
•	mistaken assumptions about the overall cost of equity or debt;
•	our ability to obtain satisfactory title to the assets we acquire;
•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and

•	the occurrence of other significant changes, such as impairment of natural gas and oil properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of natural gas, oil and NGL with precision. Natural gas, oil and NGL reserve engineering requires subjective estimates of underground accumulations of natural gas, oil and NGL using assumptions concerning future prices of these commodities, future production levels and operating and development costs. In estimating our reserves, we and our Independent Consulting Petroleum Engineering Firm (DeGolyer and MacNaughton of Dallas, Texas) must make various assumptions with respect to many matters that may prove to be incorrect, including:

•	future natural gas, oil and NGL prices;
•	unexpected complications from offset well development;
•	production rates;
•	reservoir pressures, decline rates, drainage areas and reservoir limits;
•	interpretation of subsurface conditions including geological and geophysical data;
•	potential for water encroachment or mechanical failures;
•	levels and timing of capital expenditures, lease operating expenses, production taxes and income taxes, and availability of funds for such expenditures; and
•	effects of government regulation.

If any of these assumptions prove to be incorrect, our estimates of reserves, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.

The Company’s standardized measure of oil and natural gas reserves is calculated using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30. These prices and the operating costs in effect as of the date of estimation are held flat over the life of the properties. Production and income tax expenses are deducted from this calculation of future estimated development, with the result discounted at 10% per annum to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.

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

Because PUD reserves, under SEC reporting rules, may only be recorded if the wells they relate to are scheduled to be drilled within five years of the date of recording, the removal of PUD reserves that are not developed within this five-year period may be required. Removals of this nature may significantly reduce the quantity and present value of the Company’s natural gas, oil and NGL reserves. Please read Item 2 – “Properties – Proved Reserves” and Note 16 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data.”

Since forward-looking prices and costs are not used to estimate discounted future net cash flows from our estimated proved reserves, the standardized measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved natural gas, oil and NGL reserves.

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

The Company has a credit facility with a group of banks headed by Bank of Oklahoma (BOK), which consists of a revolving loan of $200,000,000. As of September 30, 2020, the Company had a balance of $28,750,000 drawn on the facility. On December 4, 2020, the facility’s borrowing base after Quarterly Commitment Reductions was reaffirmed at $30,000,000, which is secured by all of the Company’s producing gas and oil properties and contains certain restrictive covenants.

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

The borrowing base of our corporate revolving bank credit facility is subject to periodic redetermination and is based in part on natural gas, oil and NGL prices. A lowering of our borrowing base because of lower natural gas, oil or NGL prices, or for other reasons, could require us to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations depends on our future performance. General business, economic, financial and product pricing conditions, along with other factors, affect our future performance, and many of these factors are beyond our control. In addition, our failure to comply with the restrictive covenants relating to our credit facility could result in a default, which might adversely affect our business, financial condition, results of operations and cash flows.

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

We compete in the highly competitive areas of natural gas and oil acquisition, development, exploration and production. We face intense competition from both major and independent oil and natural gas companies to acquire desirable producing properties, new properties for future exploration and human resource expertise necessary to effectively develop properties. We also face similar competition in obtaining sufficient capital to maintain or grow production.

We may be subject to information technology system failures, network disruptions, cyber-attacks or other breaches in data security.

The oil and natural gas industry in general has become increasingly dependent upon digital technologies to conduct day-to-day operations, including certain exploration, development and production activities. We use digital technology to estimate quantities of natural gas, oil and NGL reserves, process and record financial data and communicate with our employees and third parties. Power, telecommunication or other system failures due to hardware or software malfunctions, computer viruses, vandalism, terrorism, natural disasters, fire, human error or by other means could significantly affect the Company’s ability to conduct its business. Though we have implemented complex network security measures, stringent internal controls and maintain offsite backup of all crucial electronic data, there cannot be absolute assurance that a form of system failure or data security breach will not have a material adverse effect on our financial condition and operations results. For instance, unauthorized access to our reserves information or other proprietary or commercially sensitive information could lead to data corruption, communication interruption or other disruptions in our operations or planned business transactions, any of which could have a material adverse impact on our results of operations. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

The Company’s derivative activities may reduce the cash flow received for natural gas and oil sales.

In order to manage exposure to price volatility on our natural gas and oil production, we currently, and may in the future, enter into natural gas and oil derivative contracts for a portion of our expected production. Natural gas and oil price derivatives may limit the cash flow we actually realize and therefore reduce the Company’s ability to fund future projects. None of our natural gas and oil price derivative contracts are designated as hedges for accounting purposes; therefore, all changes in fair value of derivative contracts are reflected in earnings. Accordingly, these fair values may vary significantly from period to period, materially affecting reported earnings. In addition, this type of derivative contract can limit the benefit we would receive from increases in the prices for natural gas and oil. The fair value of our natural gas and oil derivative instruments outstanding as of September 30, 2020, was a net liability of $707,647.

There is risk associated with our derivative contracts that involves the possibility that counterparties may be unable to satisfy contractual obligations to us. If any counterparty to our derivative instruments were to default or seek bankruptcy protection, it could subject a larger percentage of our future natural gas and oil production to commodity price changes and could have a negative effect on our ability to fund future acquisitions.

Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 1 and 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding derivative contracts.

Future legislative or regulatory changes, including those resulting from the United States election in 2020, may result in increased costs and decreased revenues, cash flows and liquidity.

Companies that operate wells in which the Company owns a working interest are subject to extensive federal, state and local regulation. The Company, as a working interest owner, is therefore indirectly subject to these same regulations. New or changed laws and regulations such as those described below could have a material adverse effect on our business. In particular, changes in law or regulation related to hydraulic fracturing or greenhouse gases could potentially increase capital, compliance and operating costs significantly, as well as halt or delay the further development of oil and gas reserves on the Company’s properties.

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

Oklahoma Taxation

Oklahoma imposes a gross production tax, or severance tax, on the value of natural gas, oil and NGL produced within the state. Under recent changes to Oklahoma law, the gross production tax rate on the first three years of a horizontal well’s production was increased from 2.2% to 5.2%, effective July 1, 2018. This increase in tax will likely decrease the profitability of newer horizontal wells producing natural gas, oil and NGL in Oklahoma, including wells in which the Company owns an interest.

Hydraulic Fracturing and Water Disposal

The vast majority of natural gas and oil wells drilled in recent years have been, and future wells are expected to be, hydraulically fractured as a part of the process of completing the wells and putting them on production. This is true of the wells drilled in which the Company owns an interest. Hydraulic fracturing is a process that involves pumping water, sand and additives at high pressure into rock formations to stimulate natural gas and oil production. In developing plays where hydraulic fracturing, which requires large volumes of water, is necessary for successful development, the demand for water may exceed the supply. A lack of readily available water or a significant increase in the cost of water could cause delays or increased completion costs.

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

Efforts to regulate hydraulic fracturing and fluid disposal continue at the local, state and federal level. New regulations are being considered, including limiting water withdrawals and usage, limiting water disposition, restricting which additives may be used, implementing statewide hydraulic fracturing moratoriums and temporary or permanent bans in certain environmentally sensitive areas. Public sentiment against hydraulic fracturing and fluid disposal and shale production could result in more stringent permitting and compliance requirements. In addition, critical declarations made by one or more candidates seeking the office of the President of the United States in 2020 include proposals to ban hydraulic fracturing of oil and gas wells and to ban new leases for production of minerals on federal properties. Consequences of these actions could potentially increase capital, compliance and operating costs significantly, as well as delay or halt the further development of gas and oil reserves on the Company’s properties.

Any of the above factors could have a material adverse effect on our financial position, results of operations or cash flows.

Climate Change

Certain studies have suggested that emission of certain gases, commonly referred to as “greenhouse gases,” may be impacting the earth's climate. Methane, the primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas and oil, are examples of greenhouse gases. Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as gas and oil production equipment and operations.

Legislation to regulate greenhouse gas emissions has periodically been introduced in the U.S. Congress, and such legislation may be proposed in the future. In addition, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, in preparing an agreement which set greenhouse gas emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016. To help achieve these reductions, federal agencies addressed climate change through a variety of administrative actions. The U.S. Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that cover natural gas and oil facilities, among other industries. However, on June 1, 2017, the President of the United States announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations to either reenter the Paris Agreement on different terms or establish a new framework agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which resulted in an exit in November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement, or a separately negotiated agreement are unclear at this time. Critical declarations made by one or more candidates seeking the office of the President of the United States in 2020 include a proposal to reverse the United States’ withdrawal from the Paris Agreement.

The direction of future U.S. climate change regulation is difficult to predict given the current uncertainties surrounding the policies of the Trump Administration and the outcome of the United Stated election in 2020. The EPA may or may not continue developing regulations to reduce greenhouse gas emissions from the oil and natural gas industry. Even if federal efforts in this area slow, states may continue pursuing climate regulations. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require our operators to incur additional operating costs, such as costs to purchase and operate emissions controls, to obtain emission allowances or to pay emission taxes and reduce demand.

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

The natural gas and oil drilling and producing operations of our third-party operators involve various risks.

Because we do not operate our properties, our business relies heavily upon our third-party operators and their operational effectiveness. Through our third-party operators, we are subject to all the risks normally incident to the operation and development of natural gas and oil properties, including:

•	well blowouts, cratering, explosions and human related accidents;
•	mechanical, equipment and pipe failures;
•	adverse weather conditions, earthquakes and other natural disasters;
•	civil disturbances and terrorist activities;
•	natural gas, oil and NGL price reductions;
•	environmental risks stemming from the use, production, handling and disposal of water, waste materials, hydrocarbons and other substances into the air, soil or water;
•	title problems;
•	limited availability of financing;
•	marketing related infrastructure, transportation and processing limitations; and
•	regulatory compliance issues.

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

A failure on the part of the operators to make royalty payments gives us the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement operator. However, we might not be able to find a replacement operator and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing operator could be subject to a proceeding under title 11 of the United States Code (the “Bankruptcy Code”), in which case our right to enforce or terminate the lease for any defaults, including non-payment, may be substantially delayed or otherwise impaired. In general, in a proceeding under the Bankruptcy Code, the bankrupt operator would have a substantial period of time to decide whether to ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another operator. In the event that the operator rejected the lease, our ability to collect amounts owed would be substantially delayed, and our ultimate recovery may be only a fraction of the amount owed or nothing. In addition, if we are able to enter into a new lease with a new operator, the replacement operator may not achieve the same levels of production or sell natural gas or oil at the same price as the operator it replaced.

Shortages of oilfield equipment, services, qualified personnel and resulting cost increases could adversely affect results of operations.

The demand for qualified and experienced field personnel, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with natural gas, oil and NGL prices, resulting in periodic shortages. When demand for rigs and equipment increases due to an increase in the number of wells being drilled, there have been shortages of drilling rigs, hydraulic fracturing equipment and personnel and other oilfield equipment. Higher natural gas, oil and NGL prices generally stimulate increased demand for, and result in increased prices of, drilling rigs, crews and associated supplies, equipment and services. These shortages or price increases could negatively affect the ability to drill wells and conduct ordinary operations by the operators of the Company’s wells, resulting in an adverse effect on the Company’s financial condition, cash flow and operating results.

The marketability of natural gas and oil production is dependent upon transportation, pipelines and refining facilities, which neither we nor many of our operators’ control. Any limitation in the availability of those facilities could interfere with our or our operators’ ability to market our or our operators’ production and could harm our business.

The marketability of our or our operators’ production depends in part on the availability, proximity and capacity of pipelines, tanker trucks and other transportation methods and processing and refining facilities owned by third parties. The amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on these systems, tanker truck availability and extreme weather conditions. Also, the shipment of our or our operators’ natural gas and oil on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we or our operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation, processing or refining-facility capacity could reduce our or our operators’ ability to market oil production and have a material adverse effect on our financial condition, results of operations and cash distributions to stockholders. Our or our operators’ access to transportation options and the prices we or our operators receive can also be affected by federal and state regulation—including regulation of oil production, transportation and pipeline safety—as well by general economic conditions and changes in supply and demand. In addition, the third parties on whom we or our operators rely for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting our business.

Risks Related to the Oil and Gas Industry

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, financial condition and cash available for distribution.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit in the European, Asian and the U.S. markets contribute to economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of natural gas, oil and NGL, volatility in consumer confidence and job markets, may result in an economic slowdown or recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which natural gas, oil and NGL from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and cash available for distribution.

Conservation measures and technological advances could reduce demand for natural gas and oil.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to natural gas and oil, technological advances in fuel economy and energy generation devices could reduce demand for natural gas and oil. The impact of the changing demand for natural gas and oil services and products may have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

Risks Related to an Investment in our Common Stock

The issuance of additional shares of our common stock could cause the market price of our common stock to decline and may result in dilution to our existing stockholders.

The Company filed a shelf registration statement on October 19, 2020, that will allow us to issue up to $75 million in securities including common stock, preferred stock, debt, warrants and units. The shelf registration statement is intended to provide the Company with increased financial flexibility and more efficient access to the capital markets. We expect the SEC to declare the shelf registration to be effective after we file an amended shelf registration and issue the September 30, 2020, financials.

We cannot predict the effect, if any, that market sales of these securities or the availability of the securities will have on the prevailing market price of our common stock from time to time. Substantial sales of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities. In addition, any such decline may make it more difficult for stockholders to sell shares of our common stock at prices they deem acceptable.

We are currently authorized to issue an aggregate of 24,000,500 shares of common stock of which 22,389,194 shares were issued and outstanding on December 3, 2020. Future issuances of our common stock, or other securities convertible into our common stock, may result in significant dilution to our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders.

We may reduce or suspend our dividend in the future.

We have paid a quarterly dividend for many years. Our most recent quarterly dividend was $0.01 per share, and we have paid a quarterly dividend of $0.01 per share or $0.04 per share for the past two years. In the future our Board may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position the Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. Although we do not currently have plans to reduce or suspend our dividend, there can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In the future, if we are unable to meet the continued listing requirements of the NYSE, including, among other things, (i) the requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30 trading-day period and (ii) the requirement of maintaining an average market capitalization of not less than $50 million over a 30 trading-day period with, at the same time, stockholders’ equity not less than $50 million, we would fall below compliance standards and risk having our common stock delisted. In addition, in the event of an abnormally low share price of our common stock and/or we fail to maintain an average market capitalization of at least $15 million over a 30-trading day period, we would be subject to immediate delisting under the NYSE’s rules without any opportunity to cure. A delisting of our common stock could negatively impact us by, among other things, the following:

•	causing the Company’s shares to be transferred to a more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares;
•	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity;
•	decreasing the amount of news and analyst coverage relating to us;

•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
•	impacting our reputation and, as a consequence, our business.
ITEM 1B.	Staff Comments

None

ITEM 2.	Properties

General Background

The Company is focused on perpetual natural gas and oil mineral ownership in resource plays in the United States. As part of our evolution as a company, we also own interests in leasehold acreage and non-operated working interests in natural gas and oil properties.

At September 30, 2020, the Company’s principal properties consisted of (i) perpetual ownership of 252,443 net mineral acres, held principally in Oklahoma, Texas, North Dakota, Arkansas and New Mexico; (ii) leases on 17,091 net acres primarily in Oklahoma; and (iii) working interests, royalty interests or both in 6,510 producing natural gas and oil wells and 125 wells in the process of being drilled or completed.

Management’s Business Strategy Related to Properties

During fiscal 2019, the Company made the strategic decision to focus on perpetual natural gas and oil mineral ownership and growth through mineral acquisitions and the development of its significant mineral acreage inventory in its core areas of focus. In accordance with this strategy, the Company will no longer participate in new development on its mineral or leasehold acreage with a cost-bearing working interest. The Company believes that its strategy to focus on mineral ownership is the best path to giving the Company’s stockholders the greatest risk-weighted returns on their investments.

Our goal is to increase stockholder value through the management of our fee mineral and leasehold assets as a portfolio. We plan to grow our mineral fee holdings by acquiring mineral acreage, in the core areas of resource plays with substantial undeveloped opportunities, that meets or exceeds our corporate return threshold. We also plan to aggressively lease our mineral holdings. We have an active program in place focused on leasing open acreage to generate additional lease bonus revenue and future royalty revenue.

Title to Properties

Consistent with industry practice, the Company does not have current abstracts or title opinions on all of its mineral acreage and, therefore, cannot be certain that it has unencumbered title to all of its properties. In recent years, a few insignificant challenges have been made against the Company’s fee title to its acreage.

Acreage

Mineral Interests Owned

The following table of mineral interests owned reflects, in each respective state, the number of (i) net and gross acres owned by the Company, (ii) net and gross producing acres owned by the Company, (iii) net and gross acres leased to others by the Company and (iv) net and gross acres open (unleased) as of September 30, 2020.

State	Net Acres	Gross Acres	Net Acres Producing (1)	Gross Acres Producing (1)	Net Acres Leased to Others (2)	Gross Acres Leased to Others (2)	Net Acres Open (3)	Gross Acres Open (3)
Arkansas	11,914	51,169	7,183	27,145	-	-	4,731	24,024
New Mexico	56,649	171,868	821	5,310	260	535	55,568	166,023
North Dakota	14,302	78,096	2,772	14,483	-	-	11,530	63,613
Oklahoma	109,131	916,270	45,146	359,870	6,089	40,176	57,896	516,224
Texas	42,436	356,212	5,200	52,864	5,807	43,979	31,429	259,369
Other	18,011	88,365	331	3,280	8	80	17,672	85,005
Total:	252,443	1,661,980	61,453	462,952	12,164	84,770	178,826	1,114,258

(1)	“Producing” represents the mineral acres in which PHX owns a royalty or working interest in a producing well.
(2)	“Leased” represents the mineral acres owned by PHX that are leased to third parties but not producing.
(3)	“Open” represents mineral acres owned by PHX that are not leased or in production.

Leases

The following table reflects the Company’s net mineral acres leased from others, lease expiration dates, and net leased acres held by production as of September 30, 2020.

		Net Acres Expiring
State	Net Acres	2021	2022	2023	2024	2025	Net Acres Held by Production
Arkansas	2,159	-	-	-	-	-	2,159
Oklahoma	11,567	-	-	-	-	-	11,567
Texas	2,282	-	-	-	-	-	2,282
Other	1,083	-	-	-	-	-	1,083
TOTAL	17,091	-	-	-	-	-	17,091

Proved Reserves

Summary of Proved Reserves

The following table summarizes estimates of proved reserves of natural gas, oil and NGL held by the Company as of September 30, 2020, compared to the two preceding year ends, using prices and costs under existing economic conditions. Proved reserves are located onshore within the contiguous United States and are principally made up of small interests in 6,510 wells, which are predominately located in the Mid-Continent region. Other than this report, the Company’s reserve estimates are not filed with any other federal agency.

Summary of Proved Natural Gas and Oil Reserves

	Oil	NGL	Natural Gas	Total Proved
	(Bbl)	(Bbl)	(Mcf)	(Mcfe)
Net Proved Developed Reserves
September 30, 2020	1,148,989	1,135,864	40,924,083	54,633,201
September 30, 2019	1,863,096	1,747,242	67,713,193	89,375,221
September 30, 2018	2,334,587	2,085,706	83,151,954	109,673,712

Net Proved Undeveloped Reserves
September 30, 2020	184,668	83,993	1,448,690	3,060,656
September 30, 2019	516,994	226,038	12,560,713	17,018,905
September 30, 2018	3,649,835	848,484	36,910,082	63,899,996

Net Total Proved Reserves
September 30, 2020	1,333,657	1,219,857	42,372,773	57,693,857
September 30, 2019	2,380,090	1,973,280	80,273,906	106,394,126
September 30, 2018	5,984,422	2,934,190	120,062,036	173,573,708

Exploration and development of our natural gas and oil properties is conducted by natural gas and oil exploration and production companies, primarily larger independent operating companies. We do not operate any of our natural gas and oil properties.

For the year ended September 30, 2020, our net total proved reserves decreased by 48.7 Bcfe, as compared to September 30, 2019. The decrease in total proved reserves from 2019 to 2020 is attributable to a combination of the following factors:

•

Negative pricing revisions of 35.8 Bcfe comprised of (i) proved developed revisions of 20.4 Bcfe due to natural gas and oil wells reaching their economic limits earlier than was projected in 2019 due to lower gas and oil prices and (ii) proved undeveloped revisions of 15.4 Bcfe resulting from the impact of COVID-19 and reduced pricing leading to an unprecedented decrease in operator activity in 2020, and a decision to remove PUD locations not permitted, in progress, or drilled and uncompleted (DUC).

•

Negative revisions of 10.1 Bcfe, which included (i) proved developed negative revisions of 8.7 Bcfe, principally due to lower performance of high-interest Woodford natural gas wells in the STACK and Arkoma Stack in Oklahoma and, to a lesser extent, lower performance of the Eagle Ford Shale oil properties in southern Texas; and (ii) proved undeveloped negative revisions of 1.4 Bcfe due to changes to scheduled first production date, expected performance, costs, and other reserve parameters.

•	Production of 8.6 Bcfe from the Company’s natural gas and oil properties.
•	The sale of 0.7 Bcfe, predominately in the Permian Basin in New Mexico, of which 0.2 Bcfe were proved developed and 0.5 Bcfe were proved undeveloped.

•

Reserve extensions, discoveries and other additions of 4.1 Bcfe (comprised of 1.7 Bcfe proved developed and 2.4 Bcfe proved undeveloped reserves) principally resulting from: (i) the Company’s royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing extended horizontal drilling in the Woodford Shale in the STACK and SCOOP in Oklahoma; (ii) the Company’s royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the STACK Meramec play in the Anadarko Basin in western Oklahoma; and (iii) the Company’s royalty interest ownership in ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Bakken Shale in North Dakota.

•

The acquisition of 2.4 Bcfe, predominately in the active drilling program of the Woodford and Mississippian in the SCOOP and STACK plays in Oklahoma and the Bakken in North Dakota, of which 1.1 Bcfe were proved developed and 1.3 Bcfe were proved undeveloped.

Proved Undeveloped Reserves

The following details the changes in proved undeveloped reserves for 2020 (Mcfe):

Beginning proved undeveloped reserves	17,018,905
Proved undeveloped reserves transferred to proved developed	(399,894)
Revisions	(16,767,540)
Extensions and discoveries	2,405,590
Sales	(479,415)
Purchases	1,283,010
Ending proved undeveloped reserves	3,060,656

For the fiscal year ending September 30, 2020, total net PUD reserves decreased by 14.0 Bcfe, as compared to September 20, 2019. In 2020, a total of 0.4 Bcfe (2% of the beginning balance) was transferred to proved developed. The remaining approximately 13.6 Bcfe (80% of the beginning balance) of negative revisions to PUD reserves consist of  (i) pricing revisions of -15.4 Bcfe resulting from the impact of COVID-19 and reduced pricing leading to an unprecedented decrease in operator activity in 2020, and a decision to remove PUD locations not permitted, in progress, or drilled and uncompleted (DUC), (ii) sales and performance revisions of -1.8 Bcfe, and (ii) purchases and extensions of 3.6 Bcfe.

We anticipate that all the Company’s current PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves, which are no longer projected to be drilled within five years from the date they were added to PUD reserves, will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions. The Company added 2.4 Bcfe of PUD reserves in 2020 within the active drilling program areas of (i) STACK Meramec and Woodford in western Oklahoma, (ii) the SCOOP Woodford Shale in western Oklahoma, (iii) the Arkoma Stack in eastern Oklahoma, (iv) the Bakken in North Dakota. These additions result from continuing development and additional well performance data in each of the referenced plays. Additionally, the Company purchased 1.3 Bcfe in the STACK Meramec and Woodford in Oklahoma and sold 0.5 Bcfe, predominately in the Permian Basin in New Mexico.

Estimated Future Net Cash Flows

Set forth below are estimated future net cash flows with respect to the Company’s net proved reserves (based on the estimated units set forth above in Proved Reserves) for each of the years indicated, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by SEC rules and regulations. The Company follows the SEC rule, Modernization of Oil and Gas Reporting Requirements. In accordance with the SEC rule, the estimated future net cash flows were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30 held flat over the life of the properties and applied to future production of proved reserves less estimated future development and production expenditures for these reserves. The amounts presented are net of operating costs and production taxes levied by the respective states. Prices used for determining future cash flows from natural gas, oil and NGL as of September 30, 2020, 2019 and 2018, were as follows: in 2020, $1.62/Mcf for natural gas,  $40.18/Bbl for oil and $9.95/Bbl for NGL; in 2019, $2.48/Mcf for natural gas, $54.40/Bbl for oil and $19.30/Bbl for NGL; and in 2018, $2.56/Mcf for natural gas, $62.86/Bbl for oil and $26.13/Bbl for NGL. These future net cash flows based on SEC pricing rules should not be construed as the fair market value of the Company’s reserves. A market value determination would need to include many additional factors, including anticipated natural gas, oil and NGL price and production cost increases or decreases, which could affect the economic life of the properties.

Estimated Future Net Cash Flows
	9/30/2020	9/30/2019	9/30/2018
Proved Developed	$57,306,480	$161,943,514	$236,887,976
Proved Undeveloped	8,779,289	48,900,497	174,078,883
Income Tax Expense	(13,224,535)	(47,788,416)	(95,872,182)
Total Proved	$52,861,234	$163,055,595	$315,094,677

10% Discounted Present Value of Estimated Future Net Cash Flows
	9/30/2020	9/30/2019	9/30/2018
Proved Developed	$33,270,804	$86,814,212	$125,915,804
Proved Undeveloped	5,659,479	23,581,427	78,657,354
Income Tax Expense	(7,796,130)	(24,834,110)	(48,247,304)
Total Proved	$31,134,153	$85,561,529	$156,325,854

Evaluation and Review of Reserves

The determination of reserve estimates is a function of testing and evaluating the production and development of natural gas and oil reservoirs in order to establish a production decline curve. The established production decline curves, in conjunction with natural gas and oil prices, development costs, production taxes and operating expenses, are used to estimate natural gas and oil reserve quantities and associated future net cash flows. As information is processed regarding the development of individual reservoirs, and as market conditions change, estimated reserve quantities and future net cash flows will change over time as well. Estimated reserve quantities and future net cash flows are affected by changes in product prices. These prices have varied substantially in recent years and are expected to vary substantially from current pricing in the future.

The Company follows the SEC’s modernized oil and natural gas reporting rules, which were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. See Note 16 to the financial statements in Item 8 – “Financial Statements and Supplementary Data” for disclosures regarding our natural gas and oil reserves.

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

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, prepared the Company’s natural gas, oil and NGL reserves estimates as of September 30, 2020, 2019 and 2018 (see Exhibits 23.2 and 99). Within DeGolyer and MacNaughton, the technical person primarily responsible for preparing the estimates set forth in the Report of DeGolyer and MacNaughton dated October 6, 2020, filed as Exhibit 99 to this Annual Report on Form 10-K, was Gregory K. Graves. Mr. Graves has a Bachelor of Science degree in Petroleum Engineering from the University of Texas at Austin and is a Registered Professional Engineer in the state of Texas. He is a member or the Society of Petroleum Evaluation Engineers and has over 36 years of experience in oil and gas reservoir studies and reserves evaluations. Mr. Graves meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

All of the reserve estimates are reviewed and approved by our Vice President, Minerals Operations, Freda Webb. Ms. Webb holds a Bachelor of Science degree in Mechanical Engineering from the University of Oklahoma, a Master of Science degree in Petroleum Engineering from the University of Southern California and a Professional Engineering License in Petroleum Engineering in the State of Oklahoma. Ms. Webb has more than 40 years of experience in the oil and gas industry. She is an active member of the Society of Petroleum Engineers (SPE).

Our Vice President, Minerals Operations, and internal staff work closely with our Independent Consulting Petroleum Engineers to ensure the integrity, accuracy and timeliness of data furnished to them for their reserves estimation process. We provide historical information (such as ownership interest, gas and oil production, well test data, commodity prices, operating costs, handling fees, and development costs) for all properties to our Independent Consulting Petroleum Engineers. Throughout the year, our team meets regularly with representatives of our Independent Consulting Petroleum Engineers to review properties and discuss methods and assumptions. The Company’s net proved natural gas, oil and NGL reserves (including certain undeveloped reserves described above) are located onshore in the contiguous United States. All studies have been prepared in accordance with regulations prescribed by the SEC. The reserve estimates were based on economic and operating conditions existing at September 30, 2020, 2019 and 2018. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented are expected to change as future information becomes available.

Natural Gas, Oil and NGL Production

The following table sets forth the Company’s net production of natural gas, oil and NGL for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
	9/30/2020	9/30/2019	9/30/2018
Mcf - Natural Gas	5,962,705	7,086,761	8,721,262
Bbls - Oil	269,785	329,199	336,565
Bbls - NGL	168,623	216,259	255,176
Mcfe	8,593,153	10,359,509	12,271,708

Average Sales Prices and Production Costs

The following tables set forth unit price and cost data for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
Average Sales Price	9/30/2020	9/30/2019	9/30/2018
Per Mcf, Natural Gas	$1.72	$2.48	$2.49
Per Bbl, Oil	$41.47	$55.07	$61.75
Per Bbl, NGL	$11.42	$17.10	$23.14
Per Mcfe	$2.72	$3.80	$3.94

	Year Ended	Year Ended	Year Ended
Average Production (lifting) Costs	9/30/2020	9/30/2019	9/30/2018
(Per Mcfe)
Well Operating Costs (1)	$1.12	$1.21	$1.10
Production Taxes (2)	0.12	0.18	0.17
	$1.24	$1.39	$1.27

(1)	Includes actual well operating costs, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.
(2)	Includes production taxes only.

In fiscal 2020, approximately 45% of the Company’s natural gas, oil and NGL revenue was generated from royalty payments received on its mineral acreage. Royalty interests bear no share of the field operating costs on those producing wells, but they do bear a share of the handling fees (primarily gathering and transportation).

Gross and Net Productive Wells and Developed Acres

The following table sets forth the Company’s gross and net productive natural gas and oil wells as of September 30, 2020. The Company owns either working interests, royalty interests or both in these wells. The Company does not operate any wells.

	Gross Working Interest Only Wells	Net Working Interest Only Wells	Gross Working Interest and Royalty Interest Wells	Net Working Interest and Royalty Interest Wells	Gross Royalty Only Wells	Net Royalty Only Wells	Total Gross Wells
Natural Gas	426	11.48	1,067	44.85	3,087	20.83	4,580
Oil	117	14.27	98	4.40	1,715	11.66	1,930
Total	543	25.75	1,165	49.25	4,802	32.49	6,510

The Company’s average interest in royalty interest only wells is 0.68%. The Company’s average interest in working interest wells is 4.39% working interest and 4.28% net revenue interest.

Information on multiple completions is not available from the Company’s records, but the number is not believed to be significant. With regard to Gross Royalty Only Wells, some of these wells are in multi-well unitized fields. In such cases, the Company’s ownership in each unitized field is counted as one gross well, as the Company does not have access to the actual well count in all of these unitized fields.

As of September 30, 2020, the Company owned 462,952 gross (61,453 net) developed mineral acres. The Company has also leased from others 184,840 gross (17,091 net) developed acres.

Undeveloped Acreage

As of September 30, 2020, the Company owned 1,199,028 gross and 190,990 net undeveloped mineral acres. All of the Company’s leases are held by production (“HBP”), and the Company does not have any leases on undeveloped acres.

Drilling Activity

The following table sets forth the Company’s net productive development, exploratory and purchased wells and net dry development, exploratory and purchased wells in which the Company had either a working interest, a royalty interest or both were drilled and completed during the fiscal years indicated.

	Net Productive	Net Productive	Net Dry
	Working Interest Wells	Royalty Interest Wells	Working Interest Wells
Development Wells
Fiscal years ended:
September 30, 2020	-	0.597278	-
September 30, 2019	0.939636	0.395755	-
September 30, 2018	0.482972	0.994656	-

Exploratory Wells
Fiscal years ended:
September 30, 2020	-	-	-
September 30, 2019	-	-	-
September 30, 2018	-	-	-

Purchased Wells
Fiscal years ended:
September 30, 2020	-	0.364206	-
September 30, 2019	-	0.516293	-
September 30, 2018	-	1.566828	-

Present Activities

The following table sets forth the Company’s gross and net natural gas and oil wells being drilled or waiting on completion as of September 30, 2020, in which the Company owns either a working interest, a royalty interest or both. These wells were not producing at September 30, 2020.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Gross Wells
Natural Gas	-	-	46	46
Oil	-	-	79	79
Total	-	-	125	125

Other Facilities

The Company has an office lease on 8,776 square feet of office space in Oklahoma City, Oklahoma, which is scheduled to expire on August 31, 2027.

ITEM 3.	Legal Proceedings

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings. There were no material pending legal proceedings involving the Company on September 30, 2020, or at the date of this report.

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

Performance Graph

The following graph compares the 5-year cumulative total return provided stockholders on our Common Stock relative to the cumulative total returns of the S&P Smallcap 600 Index and the S&P Oil & Gas Exploration & Production Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on September 30, 2015, and the relative performance of such investment is tracked through and including September 30, 2020. This table is not intended to forecast future performance of our Common Stock.

Record Holders

At December 3, 2020, there were 1,292 holders of record of our Common Stock and approximately 5,000 beneficial owners.

Dividends

During the past two years, the Company has paid quarterly dividends of either $0.04 per share or $0.01 per share on its Common Stock. Approval by the Company’s Board is required before the declaration and payment of any dividends.

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

Purchases of Equity Securities by the Company

During the quarter ended September 30, 2020, the Company did not repurchase any shares of the Company’s common stock.

Following approval by the stockholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in May 2018, the Board approved the Company’s repurchase program which, as amended, authorizes management to repurchase up to $1.5 million of the Company’s Common Stock at its discretion. The repurchase program has an evergreen provision which authorizes the repurchase of an additional $1.5 million of the Company’s Common Stock when the previous amount is utilized. As part of the amendment, the number of shares allowed to be purchased by the Company under the repurchase program is no longer capped at an amount equal to the aggregate number of shares of Common Stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to the PHX Minerals Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan (the “ESOP”) and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

ITEM 6.	Selected Financial Data

The following table summarizes financial data of the Company for its last five fiscal years and should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Financial Statements and Supplementary Data,” including the Notes thereto, included elsewhere in this report.

	As of and for the year ended September 30,
	2020	2019	2018	2017	2016
Revenues
Natural gas, oil and NGL sales	$23,370,003	$39,410,036	$48,385,335	$39,935,912	$31,411,353
Lease bonuses and rentals	690,961	1,547,078	1,580,997	5,149,297	7,735,785
Gains (losses) on derivative contracts	907,419	6,105,145	(4,932,068)	1,249,840	(86,355)
Gain on asset sales	3,997,436	18,973,426	-	26,105	2,688,408
	28,965,819	66,035,685	45,034,264	46,361,154	41,749,191
Costs and expenses
Lease operating expense	4,841,541	6,398,522	6,714,448	6,488,494	8,050,460
Transportation, gathering and marketing	4,812,869	6,089,903	6,745,830	6,194,475	5,539,629
Production taxes	1,022,912	1,902,636	2,089,050	1,548,399	1,071,632
Depreciation, depletion and amortization	11,313,783	18,196,583	18,395,040	18,397,548	24,487,565
Provision for impairment	29,904,528	76,824,337	-	662,990	12,001,271
Interest expense	1,286,788	1,995,789	1,748,101	1,275,138	1,344,619
General and administrative	8,024,901	8,565,243	7,342,441	7,441,242	7,139,728
Other expense (income)	(466)	288,610	102,685	131,935	112,171
	61,206,856	120,261,623	43,137,595	42,140,221	59,747,075

Income (loss) before provision (benefit) for income taxes	(32,241,037)	(54,225,938)	1,896,669	4,220,933	(17,997,884)
Provision (benefit) for income taxes	(8,289,000)	(13,481,000)	(12,739,000)	689,000	(7,711,000)
Net income (loss)	$(23,952,037)	$(40,744,938)	$14,635,669	$3,531,933	$(10,286,884)

Basic and diluted earnings (loss) per share	$(1.41)	$(2.43)	$0.86	$0.21	$(0.61)
Dividends declared per share	$0.10	$0.16	$0.16	$0.16	$0.16

Weighted average shares outstanding
Basic and diluted	17,010,934	16,743,746	16,952,664	16,900,185	16,840,856

Net cash provided by (used in):
Operating activities	$11,106,295	$21,005,684	$26,943,894	$20,758,192	$22,639,151
Investing activities	$(6,462,518)	$10,325,211	$(21,829,015)	$(25,107,760)	$565,617
Financing activities	$(114,073)	$(25,702,706)	$(5,140,168)	$4,436,146	$(23,337,470)

Total assets	$100,021,835	$126,644,947	$206,749,686	$206,744,219	$197,824,326
Total debt	$28,750,000	$35,425,000	$51,000,000	$52,222,000	$44,500,000
Stockholders' equity	$62,993,926	$79,309,533	$128,765,205	$116,707,539	$115,191,819

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report. The following discussion and analysis generally discuss fiscal year 2020 and 2019 items and fiscal year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Business Overview

We are focused on perpetual natural gas and oil mineral ownership in resource plays in the United States. Prior to a strategy change in 2019, we participated with a working interest on some of our mineral and leasehold acreage and as a result, we still have legacy interests in leasehold acreage and non-operated interests in natural gas and oil properties. Effective October 8, 2020, our corporate name was changed to PHX Minerals Inc. to more accurately reflect our business strategy.

Our results of operations are dependent primarily upon the Company’s: existing reserve quantities; costs associated with acquiring, exploring for and developing new reserves; production quantities and related production costs; and natural gas, oil and NGL sales prices. Although a significant amount of our revenues is currently derived from the production and sale of natural gas, oil and NGL on our working interests, a growing portion of our revenues is derived from royalties granted from the production and sale of natural gas, oil and NGL.

Strategic Focus on Mineral Ownership

During fiscal 2019, we made the strategic decision to focus on perpetual natural gas and oil mineral ownership and growth through mineral acquisitions and the development of our significant mineral acreage inventory in our core areas of focus. In accordance with this decision, we ceased taking any working interest positions on our mineral and leasehold acreage going forward. In fiscal 2020, we did not participate with a working interest in the drilling of any new wells. We believe that our strategy to focus on mineral ownership is the best path to giving the Company’s stockholders the greatest risk-weighted returns on their investments.

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

Production and Operational Update

Our natural gas, oil and NGL production for the fiscal year ended September 30, 2020, decreased 16%, 18% and 22%, respectively, from that of 2019. The 2020 fiscal year’s lower natural gas, oil and NGL prices (as discussed below) and the overall production changes noted above resulted in a 41% decrease in revenues from the sale of natural gas, oil and NGL in 2020.

The Company’s proved natural gas, oil and NGL reserves decreased to 57.7 Bcfe in 2020, compared to 106.4 Bcfe in 2019, a decrease of approximately 48.7 Bcfe, or 46%. The decrease was primarily due to revisions and slightly offset by additions, extensions and purchases. The revisions were primarily related to lower gas and oil prices and consisted of natural gas and oil wells reaching their economic limits earlier than was projected in 2019, and the removal of proved undeveloped reserves not permitted, in progress, or drilled and uncompleted as a result of a change in strategy, and the impact of COVID-19 and reduced pricing leading to decreased operator activity in 2020. This was coupled with negative performance revisions on developed reserves principally due to lower performance of high-interest Woodford natural gas wells in the STACK and Arkoma Stack in Oklahoma and, to a lesser extent, lower performance of the Eagle Ford Shale oil properties in southern Texas.

As of September 30, 2020, the Company owned an average 0.3% net revenue interest in 125 wells, all royalty interest, that were being drilled or awaiting completion.

Results of Operations

The following table reflects certain operating data for the periods presented:

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Production:
Natural Gas (Mcf)	5,962,705	7,086,761	(16%)
Oil (Bbls)	269,785	329,199	(18%)
NGL (Bbls)	168,623	216,259	(22%)
Mcfe	8,593,153	10,359,509	(17%)
Average Sales Price:
Natural Gas (per Mcf)	$1.72	$2.48	(31%)
Oil (per Bbl)	$41.47	$55.07	(25%)
NGL (per Bbl)	$11.42	$17.10	(33%)
Mcfe	$2.72	$3.80	(28%)

Production by quarter for 2020 and 2019 was as follows (Mcfe):

	For the Year Ended September 30, 2020
	Royalty Interest	Working Interest	Total
First quarter	785,431	1,493,056	2,278,487
Second quarter	971,589	1,401,546	2,373,135
Third quarter	814,501	1,089,251	1,903,752
Fourth quarter	776,276	1,261,503	2,037,779
Total	3,347,797	5,245,356	8,593,153

	For the Year Ended September 30, 2019
	Royalty Interest	Working Interest	Total
First quarter	929,877	1,834,653	2,764,530
Second quarter	770,455	1,651,070	2,421,525
Third quarter	788,290	1,830,079	2,618,369
Fourth quarter	860,177	1,694,908	2,555,085
Total	3,348,799	7,010,710	10,359,509

Fiscal Year 2020 Compared to Fiscal Year 2019

Overview

Revenues decreased in 2020 primarily due to lower natural gas, oil and NGL sales, lower gains on asset sales and lower gains on derivative contracts. The Company recorded a net loss of $23,952,037, or $1.41 per share, in 2020, compared to net loss of $40,744,938, or $2.43 per share, in 2019. Expenses decreased in 2020, primarily the result of decreases in provision for impairment (non-cash), DD&A, LOE and transportation, gathering and marketing expenses.

Natural Gas, Oil and NGL Sales

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Natural gas, oil and NGL sales	$23,370,003	$39,410,036	(41%)

The decrease was due to decreased natural gas, oil and NGL prices of 31%, 25% and 33%, respectively, combined with lower natural gas, oil and NGL volumes of 16%, 18% and 22%, respectively.

The decrease in oil production was a result of postponement of workovers due to prevailing economic conditions as well as naturally declining production in high interest wells in the Eagle Ford, and asset sales in 2019 and 2020 in the Permian Basin in Texas and New Mexico.  These decreases were slightly offset by a ten-well drilling program in the Bakken that came online in November 2019 and mineral acquisitions of Bakken and STACK producing properties in late 2019. Decreased natural gas and NGL production was primarily due to naturally declining production in the Arkoma Stack and STACK and, to a lesser extent, the Fayetteville, as well as production downtime in high-interest wells in the Arkoma Stack.

Given the Company’s strategic decision to cease participating with working interests, we plan to offset the natural decline of our existing production base by the development of our current inventory of mineral acreage and through acquisitions of additional mineral interests going forward.

Gains (Losses) on Derivative Contracts

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net	$4,109,210	$196,985	1,986%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(3,201,791)	$5,908,160	(154%)
Gains (losses) on derivative contracts, net	$907,419	$6,105,145	(85%)

	As of September 30,
	2020	2019
Fair value of derivative contracts
Net asset (net liability)	$(707,647)	$2,494,144	(128%)

The change in net gain on derivative contracts was principally due to the natural gas and oil collars and fixed price swaps being more beneficial in 2019 in relation to their respective contracted volumes and prices. During the 2020 period, we received $4,109,210 on settled derivative contracts as compared to $196,985 received in the 2019 period. The change from a net asset position at September 30, 2019 to a net liability position at September 30, 2020 resulted in an unrealized loss on derivative contracts in the 2020 period of $3,201,791.

The Company’s natural gas and oil costless collar contracts and fixed price swaps in place at September 30, 2020, had expiration dates of October 2020 through February 2022. The Company utilizes derivative contracts for the purpose of protecting its cash flow and return on investments.

Gains on Asset Sales

In 2020, the Company recorded gain on asset sales of $3,997,436 as compared to $18,973,426 in 2019. During the first quarter of 2020, the Company sold producing mineral acreage in Eddy County, New Mexico, for a gain of $3,272,499. The Company utilized a like-kind exchange under Internal Revenue Code Section 1031 to defer income tax on all of the gain by offsetting it with the STACK/SCOOP mineral acreage acquisition that was purchased during the quarter using qualified exchange accommodation agreements. During the fourth quarter of 2020, the Company sold 5,925 non-producing mineral acres in northwestern Oklahoma for a gain of $717,640. The remaining gain on asset sales in 2020 was due to various asset sales less adjustments.

In 2019, the Company sold mineral acreage in Lea and Eddy Counties, New Mexico, for a gain of $9,096,938; Martin County, Texas, (mineral and leasehold) for a gain of $4,921,656; Loving, Reeves and Ward Counties, Texas, for a gain of $2,704,323; and Reagan and Upton Counties, Texas, for a gain of $2,250,509.

Lease Operating Expenses (LOE)

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Lease operating expenses	$4,841,541	$6,398,522	(24%)
Lease operating expenses per MCFE	$0.56	$0.62	(10%)

LOE related to field operating costs decreased $1,556,981 or 24% in 2020, compared to 2019. The decrease in LOE rate was principally the result of the Company’s strategic decision to not participate with a working interest in new wells, selling some non-core marginal properties which had higher operating costs and operators negotiating lower well service pricing resulting in lower LOE charges.

Transportation, Gathering and Marketing

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Transportation, gathering and marketing	$4,812,869	$6,089,903	(21%)
Transportation, gathering and marketing per MCFE	$0.56	$0.59	(5%)

Transportation, gathering and marketing decreased $1,277,034 or 21% in 2020, compared to 2019, primarily due to decreased production in 2020. The decrease in transportation, gathering and marketing rate was primarily due to decreased natural gas production coupled with decreased natural gas prices. Natural gas sales cause the majority of the handling. Handling fees are charged either as a percent of sales or based on production volumes.

Production Taxes

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Production taxes	$1,022,912	$1,902,636	(46%)
Production taxes as % of sales	4.4%	4.8%	(8%)

The decrease in amount was primarily the result of decreased natural gas, oil and NGL sales of $16,040,033 during 2020.

Depreciation, Depletion and Amortization (DD&A)

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Depreciation, depletion and amortization	$11,313,783	$18,196,583	(38%)
Depreciation, depletion and amortization per MCFE	$1.32	$1.76	(25%)

DD&A decreased $3,108,787 due to natural gas, oil and NGL production volumes decreasing 17% collectively in 2020, compared to 2019. An additional decrease of $3,774,013 was the result of a $0.44 decrease in the DD&A rate per Mcfe. The rate decrease was principally due to large impairments taken during the fourth quarter of fiscal 2019 and the second quarter of fiscal 2020, which lowered the basis of the assets. The rate decrease was partially offset by lower natural gas, oil and NGL prices utilized in the reserve calculations during the 2020 period, as compared to 2019 period, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Provision for Impairment

Provision for impairment was $29,904,528 in 2020, as compared to $76,824,337 provision for impairment in 2019. During the 2020 period, impairment of $29,315,806 was recorded on seven different fields including the Fayetteville and Eagle Ford shales, which represent 89% of our total impairment. The impairment on assets in these seven fields was caused by lower futures prices associated with our products. Futures prices experienced downward pressure resulting in low pricing as of the end of the fiscal 2020 second quarter. The reduced future net value associated with these fields caused the assets to fail the step one test for impairment as their undiscounted cash flows were not high enough to cover the book basis of the assets. These assets were written down to their fair market value as required by GAAP. The Fayetteville assets are dry-gas assets, of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, were the primary reason for impairment in this field. The Company recognized an impairment related to the Eagle Ford at September 30, 2019, of $76,560,376, primarily due to the removal of working interest PUDs from the Company’s reserve report. The further impairment of the Eagle Ford assets at March 31, 2020, was due to the decline in commodity prices over fiscal 2020 at that time. The remaining $588,721 and $263,961 of impairment was recorded on other assets in 2020 and 2019, respectively.

Interest Expense

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
Interest Expense	$1,286,788	$1,995,789	(36%)
Weighted average debt outstanding	$32,290,257	$43,092,804	(25%)

The decrease was due to lower interest rates, on average, and a lower outstanding debt balance during 2020.

General and Administrative Costs (G&A)

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)
General and administrative	$8,024,901	$8,565,243	(6%)

The decrease was primarily the result of lower personnel expenses and lower Board expenses. The decrease in personnel expenses was primarily due to the severance of approximately $670,000 upon the resignation of our former CEO toward the end of fiscal 2019, reductions in work force and lower performance-related compensation. Lower Board expenses are due to fewer Board members in 2020 as compared to 2019. Personnel and Board expenses were partially offset by increased technical consulting and legal expenses. The increase in technical consulting was due to increased cost for our then interim (now current) CEO, geologic and engineering fees. The increase in legal expenses was primarily due to additional work provided pertaining to the Company’s proxy statement, equity offering and general business advisement.

Provision (Benefit) for Income Taxes

	For the Year Ended September 30,
			Percent
	2020	2019	Incr. or (Decr.)

Provision (benefit) for income taxes	$(8,289,000)	$(13,481,000)	(39%)
Effective tax rate	26%	25%	3%

In both 2020 and 2019, the tax benefits were the result of a large pretax loss from the impairments in the second quarter of 2020 and the fourth quarter of 2019.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

Liquidity and Capital Resources

At September 30, 2020, the Company had positive working capital of $13,335,880, as compared to positive working capital of $11,378,829 at September 30, 2019. The slight increase in working capital was primarily driven by increased cash as a result of proceeds from the 2020 equity issuance and increased refundable income taxes, partially offset by decreased derivative contract receivables and increased derivative contract liabilities, decreased sales receivables and short-term debt in 2020.

Liquidity

The Company has sufficient liquidity to manage the financial impact of the COVID-19 pandemic. However, the Company can provide no assurance that this will continue to be the case if the impact of COVID-19 is prolonged for an extended period of time or if there is an extended impact on commodity prices or the economy in general.

Cash and cash equivalents were $10,690,395 as of September 30, 2020, compared to $6,160,691 at September 30, 2019, an increase of $4,529,704. Cash flows for the 12 months ended September 30 are summarized as follows:

Net cash provided (used) by:
	2020	2019	Change
Operating activities	$11,106,295	$21,005,684	$(9,899,389)
Investing activities	(6,462,518)	10,325,211	(16,787,729)
Financing activities	(114,073)	(25,702,706)	25,588,633
Increase (decrease) in cash and cash equivalents	$4,529,704	$5,628,189	$(1,098,485)

Operating activities:

Net cash provided by operating activities decreased $9,899,389 during 2020, as compared to 2019, primarily the result of the following:

•	Receipts of natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $15,194,689;
•	Increased income tax receipts of $1,445,554;
•	Increased net receipts on derivative contracts of $3,912,225;
•	Decreased payments for interest expense of $724,795;
•	Increased payments for G&A and other expense of $1,210,291, which included severance to former CEO;
•	Decreased field operating expenses of $1,286,718; and
•	Decreased lease bonus receipts of $863,701.

Investing activities:

Net cash used in investing activities increased $16,787,729 during 2020, as compared to 2019, primarily as the result of the following:

•	Lower drilling and completion activity during 2020 decreased our capital expenditures by $3,122,871;
•	Higher acquisition activity increased our expenditures by $4,625,381; and
•	Lower proceeds received from the sale of assets of $15,286,867.

Financing activities:

Net cash used in financing activities decreased $25,588,633 during 2020, as compared to 2019, primarily as a result of the following:

•	Increased net proceeds from equity issuance of $8,220,726 during 2020;
•	Decreased stock repurchases by the Company of $7,446,365 during 2020; and
•	Decreased net payments on debt of $8,900,000.

Capital Resources

Capital expenditures to drill and complete wells decreased $3,122,871 or 89% in 2020, compared to 2019, as a result of the Company’s strategy to cease participating in any new wells with a working interest at the end of fiscal 2019. The Company currently has no remaining commitments that would require significant capital to drill and complete wells.

Since the Company has decided to cease any further participation in wells with a working interest on its mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal going forward, as the expenditures will be limited to capital workovers to enhance existing wells.

On November 14, 2019, the Company closed on the sale of 530 net mineral acres in Eddy County, New Mexico, for $3.4 million. At the time of sale, the assets were mostly amortized and therefore had minimal net book value. Almost all of the value received was a gain on the sale of assets of $3.3 million in the first quarter of 2020. The Company utilized a like-kind exchange under Internal Revenue Code Section 1031 to defer income tax on all of the gain by offsetting it with the STACK/SCOOP mineral acreage acquisition that was purchased during the quarter using qualified exchange accommodation agreements.

On December 18, 2019, the Company closed on the purchase of 700 net mineral acres in Kingfisher, Canadian and Garvin Counties, Oklahoma, for a purchase price of $9.3 million (after customary closing adjustments). This purchase was mostly funded with cash from our like-kind exchange sales.

On July 28 2020, the Company closed on the sale of 5,925 non-producing mineral acres in northwestern Oklahoma for $0.8 million and a gain of $0.7 million, with the proceeds applied toward debt reduction.

On September 1, 2020, the Company closed on an underwritten public offering of 5,750,000 common shares (inclusive of overallotment option) with net proceeds of $8.2 million to PHX.

On October 8, 2020, the Company closed on the purchase of 297 net royalty acres in Grady County, Oklahoma, and 257 net mineral acres and 12 net royalty acres in Harrison, Panola and Nacogdoches Counties, Texas, for a purchase price of $5.5 million and 153,375 shares of PHX common stock, subject to customary closing adjustments. This purchase was mostly funded with cash from the common stock offering discussed above.

On November 12, 2020, the Company closed on the purchase of 134 net mineral acres in San Augustine County, Texas for a purchase price of $750,000.

On December 4, 2020, the Company signed a purchase and sale agreement to purchase an additional 87 net mineral acres in San Augustine County, Texas for a purchase price of $1 million, subject to customary closing adjustments. The Company expects this acquisition to close in the first fiscal quarter of 2021

The Company received lease bonus payments during fiscal 2020 totaling approximately $0.7 million. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is difficult to project as the current economic downturn has decreased demand for new leasing by operators. However, management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future natural gas and oil production. See Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for a complete list of the Company’s outstanding derivative contracts.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Twelve months ended
9/30/2020
Cash provided by operating activities	$11,106,295
Cash used for (provided by):

Capital expenditures - acquisitions	10,288,250
Capital expenditures - drilling and completion of wells	403,136
Quarterly dividends totaling $0.10 per share	1,652,164
Treasury stock purchases	7,635
Net payments (borrowings) on credit facility	6,675,000
Proceeds from sales of assets	(4,228,868)
Net proceeds from equity issuance	(8,220,726)
Net cash used	6,576,591
Net increase (decrease) in cash	$4,529,704

Outstanding borrowings on our credit facility at September 30, 2020, were $28,750,000, of which $1,750,000 is classified as current debt. As of December 1, 2020, outstanding borrowings were $27,250,000.

Looking forward, the Company expects to fund overhead costs and dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing our Credit Facility. The Company intends to use any excess cash to strengthen the Company’s Balance Sheets. The Company had availability of $2,250,000 at September 30, 2020, under its Credit Facility and was in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by the Credit Facility, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 4:1.

The borrowing base under the Credit Facility was redetermined on June 24, 2020, and reduced from $45 million to $32 million. This amendment included a Quarterly Commitment Reduction, whereby the borrowing base is reduced by $1 million each April 15, July 15, October 15 and January 15, commencing on July 15, 2020. The decrease in the borrowing base was primarily due to the continued decline in natural gas and oil futures prices. Despite the reduction in the borrowing base, we do not expect it will impact the liquidity needed to maintain our normal operating strategies. The borrowing base under the Credit Facility after Quarterly Commitment Reductions was reaffirmed on December 4, 2020 at $30 million. This amendment reduced the Quarterly Commitment Reductions from $1,000,000 to $600,000, reduced the consolidated cash balance in the anti-cash hoarding provision from $2,000,000 to $1,000,000, and changed the debt to EBITDA ratio from 4.0:1.00 to 3.50:1.00.

Based on the Company’s expected capital expenditure levels, anticipated cash provided by operating activities for 2021, combined with availability under its credit facility and shelf registration, the Company has sufficient liquidity to fund its ongoing operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has a credit facility with a group of banks headed by Bank of Oklahoma (BOK) consisting of a revolving loan of $200,000,000, which is subject to a semi-annual borrowing base determination. The borrowing base at September 30, 2020, was $31,000,000 and is secured by all of the Company’s producing gas and oil properties. The revolving loan matures on November 30, 2022. Borrowings under the revolving loan are due at maturity. The revolving loan bears interest at the BOK prime rate plus a range of 1.00% to 1.75%, or 30-day LIBOR plus a range of 2.50% to 3.25%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from LIBOR or the prime rate increases as the ratio of the loan balance to the borrowing base increases. At September 30, 2020, the effective rate was 4.25%.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the natural gas and oil properties. On June 24, 2020, the Company entered into the Seventh Amendment to its Credit Facility. The amendment reduced the borrowing base from $45,000,000 to $32,000,000 and included a Quarterly Commitment Reduction, whereby the borrowing base is reduced by $1,000,000 each April 15, July 15, October 15 and January 15, commencing on July 15, 2020. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (as defined in the Credit Facility) of no more than 4.0 to 1.0 based on the trailing twelve months. At September 30, 2020, the Company was in compliance with the covenants of the Credit Facility, had $28,750,000 outstanding, of which $1,750,000 is classified as short-term debt due to the Quarterly Commitment Reduction and had $2,250,000 of borrowing base availability under the Credit Facility.

The Eighth Amendment to the Credit Facility was signed on December 4, 2020.  This amendment reduced the Quarterly Commitment Reductions from $1,000,000 to $600,000, reduced the consolidated cash balance in the anti-cash hoarding provision from $2,000,000 to $1,000,000, and changed the debt to EBITDA ratio from 4.0:1.00 to 3.50:1.00. The borrowing base after Quarterly Commitment Reductions was reaffirmed at $30,000,000.

The table below summarizes the Company’s contractual obligations and commitments as of September 30, 2020:

	Payments due by period
Contractual Obligations		Less than			More than
and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$28,750,000	$1,750,000	$27,000,000	$-	$-
Building lease	$1,205,968	$166,744	$334,219	$351,771	$353,234

The Company’s building lease is accounted for as an operating lease, and a related operating lease right-of-use asset and operating lease liability has been recognized on the Company’s Balance Sheets.

At September 30, 2020, the Company’s derivative contracts were in a net liability position of $707,647. The ultimate settlement amounts of the derivative contracts are unknown because they are subject to continuing market risk. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the Company’s derivative contracts.

As of September 30, 2020, the Company’s estimate for asset retirement obligations was $2,897,522. Asset retirement obligations represent the Company’s share of the future expenditures to plug and abandon the wells in which the Company owns a working interest at the end of their economic lives. These amounts were not included in the schedule above due to the uncertainty of timing of the obligations. Please read Note 11 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the Company’s asset retirement obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during 2020. Other than the lease of office space (before the adoption of ASC 842), the Company had no off-balance sheet arrangements during 2019.

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

The more significant reporting areas impacted by management’s judgments and estimates include: natural gas, crude oil and NGL reserve estimation; derivative contracts; impairment of assets; natural gas, oil and NGL sales revenue accruals; and provision for income taxes. Management’s judgments and estimates are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known. The natural gas, oil and NGL sales revenue accrual is particularly subject to estimate inaccuracies due to the Company’s status as a non-operator on all of its properties. As such, production and price information obtained from well operators is substantially delayed. This causes the estimation of recent production and prices used in the natural gas, oil and NGL revenue accrual to be subject to future change.

Natural Gas, Oil and NGL Reserves

Management considers the estimation of the Company’s natural gas, crude oil and NGL reserves to be the most significant of its judgments and estimates. These estimates affect the unaudited standardized measure disclosures included in Note 16 to the financial statements in Item 8 – “Financial Statements and Supplementary Data,” as well as DD&A and impairment calculations. Changes in natural gas, crude oil and NGL reserve estimates affect the Company’s calculation of DD&A, asset retirement obligations and assessment of the need for asset impairments. The Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares the Company’s estimates of natural gas, crude oil and NGL reserves on an annual basis, with a semi-annual update. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing prices which are updated through the current period. In accordance with SEC rules, the Company’s reserve estimates were based on average individual product prices during the 12-month period prior to September 30 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Based on the Company’s 2020 DD&A, a 10% change in the DD&A rate per Mcfe would result in a corresponding $1,131,378 annual change in DD&A expense. Natural gas, crude oil and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future natural gas, crude oil and NGL pricing assumptions are used by management to prepare estimates of natural gas, crude oil and NGL reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions.

Successful Efforts Method of Accounting

The Company has elected to utilize the successful efforts method of accounting for its natural gas and oil exploration and development activities. This means exploration expenses, including geological and geophysical costs, non-producing lease impairment, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by property using the unit-of-production method (the ratio of natural gas, oil and NGL volumes produced to total proved or proved developed reserves is used to amortize the remaining asset basis on each producing property) as natural gas, oil and NGL is produced. The Company’s exploratory wells are all onshore in the continental United States and primarily located in the Mid-Continent area. Generally, expenditures on exploratory wells comprise less than 5% of the Company’s total expenditures for natural gas and oil properties. This accounting method may yield significantly different operating results than the full cost method.

Derivative Contracts

The Company has entered into costless collar contracts and fixed swap contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of natural gas and oil. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide for payments to the Company if the index price is below the fixed price or require payments by the Company if the index price is above the fixed price. These contracts cover only a portion of the Company’s natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in prices. The Company’s derivative contracts are with Bank of Oklahoma. The derivative contracts with Bank of Oklahoma are secured under the credit facility with Bank of Oklahoma.

The Company is required to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. At September 30, 2020, the Company had no derivative contracts designated as cash flow hedges, and therefore, changes in the fair value of derivatives are reflected in earnings.

Impairment of Assets

All long-lived assets, principally natural gas and oil properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment, since the results are based on estimated future events, such as: inflation rates; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; economic and regulatory climates and other factors. The Company estimates future net cash flows on its natural gas and oil properties utilizing differentially adjusted forward pricing curves for natural gas, oil and NGL and a discount rate in line with the discount rate we believe is most commonly used by market participants (10% for all periods presented). The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. A further reduction in natural gas, oil and NGL prices (which are reviewed quarterly) or a decline in reserve volumes (which are re-evaluated semi-annually) would likely lead to additional impairment that may be material to the Company. The decision to not participate in future development on our leasehold acreage can trigger a test for impairment. Any assets held for sale are reviewed for impairment when the Company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges will be recorded.

Natural Gas, Oil and NGL Sales Revenue Accrual

The Company does not operate its natural gas and oil properties and, therefore, receives actual natural gas, oil and NGL sales volumes and prices (in the normal course of business) more than a month later than the information is available to the operators of the wells. This being the case, on wells with greater significance to the Company, the most current available production data is gathered from the appropriate operators, as well as public and private sources, and natural gas, oil and NGL index prices local to each well are used to estimate the accrual of revenue on these wells. Obtaining timely production data on all other wells from the operators is not feasible; therefore, the Company utilizes past production receipts and estimated sales price information to estimate its accrual of revenue on all other wells each quarter. The natural gas, oil and NGL sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for natural gas, oil and NGL. These variables could lead to an over or under accrual of natural gas, oil and NGL sales at the end of any particular quarter. Based on past history, the Company’s estimated accruals have been materially accurate.

Income Taxes

The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations, as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is, and can only be, performed at the end of each fiscal year. During interim periods, an estimate is made which takes into account historical data and current pricing. The Company has certain state and federal net operating loss carry forwards (NOLs) that are recognized as tax assets when assessed as more likely than not to be utilized before their expiration dates. Criteria such as expiration dates, future excess state depletion and reversing taxable temporary differences are evaluated to determine whether the NOLs are more likely than not to be utilized before they expire. If any NOLs are no longer determined to be more likely than not to be utilized, then a valuation allowance is recognized to reduce the tax benefit of such NOLs. As of September 30, 2020, the Company had a $96,000 valuation allowance related to Arkansas NOLs. The Company had no other valuation allowances at September 30, 2020. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

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

Market Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of natural gas, oil and NGL price trends, and there remains a wide divergence in the opinions held in the industry. The Company can be significantly impacted by changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2021 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures for acquisitions and production. Excluding the impact of the Company’s 2021 derivative contracts (see below), the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $596,271 for operating revenue based on the Company’s prior year natural gas volumes. The price sensitivity in 2021 for each $1.00 per barrel change in wellhead oil is approximately $269,785 for operating revenue based on the Company’s prior year oil volumes.

Commodity Price Risk

The Company periodically utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. All of our outstanding derivative contracts at September 30, 2020, are with Bank of Oklahoma. The derivative contracts with Bank of Oklahoma are secured under the credit facility with Bank of Oklahoma. These arrangements cover only a portion of the Company’s production, provide only partial price protection against declines in natural gas and oil prices and limit the benefit of future increases in prices. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $146,000. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $136,000. For the Company’s gas collars, a change of $0.10 (below or above the collar) in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $1,635,765. For the Company’s oil collars, a change of $1.00 (below or above the collar) in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $71,133. See Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding our derivative contracts.

Interest Rate Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Company’s credit facility. The revolving loan bears interest at the BOK prime rate plus from 1.00% to 1.75%, or 30-day LIBOR plus from 2.50% to 3.25%. At September 30, 2020, the Company had $28,750,000 outstanding under this facility and the effective interest rate was 4.25%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $287,500 for the year ended September 30, 2020, assuming that our indebtedness remained constant throughout the period. At this point, the Company does not believe that its liquidity has been materially affected by the debt market uncertainties noted in the last few years, and the Company does not believe that its liquidity will be significantly impacted in the near future.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework (as updated in 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of September 30, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

PHX Minerals Inc.

Opinion on Internal Control over Financial Reporting

We have audited PHX Minerals Inc’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, PHX Minerals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying balance sheets of the Company as of September 30, 2020 and 2019, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated December 10, 2020, expressed an unqualified opinion thereon.

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
December 10, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

PHX Minerals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PHX Minerals Inc. (the Company) as of September 30, 2020 and 2019, the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 10, 2020 expressed an unqualified opinion thereon.

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
Oklahoma City, Oklahoma
December 10, 2020

PHX Minerals Inc.

Balance Sheets

	September 30,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$10,690,395	$6,160,691
Natural gas, oil and NGL sales receivables (net of allowance for uncollectable accounts)	2,943,220	4,377,646
Refundable income taxes	3,805,227	1,505,442
Derivative contracts, net	-	2,256,639
Other	351,088	177,037
Total current assets	17,789,930	14,477,455

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	324,886,491	354,718,398
Non-producing natural gas and oil properties	18,993,814	14,599,023
Other	582,444	717,121
	344,462,749	370,034,542
Less accumulated depreciation, depletion and amortization	(263,590,801)	(258,607,521)
Net properties and equipment	80,871,948	111,427,021

Investments	79,308	205,076
Derivative contracts, net	-	237,505
Operating lease right-of-use assets	690,316	-
Other, net	590,333	297,890

Total assets	$100,021,835	$126,644,947

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$997,637	$665,160
Derivative contracts, net	281,942	-
Current portion of operating lease liability	127,108	-
Accrued liabilities and other	1,297,363	2,433,466
Short-term debt	1,750,000	-
Total current liabilities	4,454,050	3,098,626

Long-term debt	27,000,000	35,425,000
Deferred income taxes	1,329,007	5,976,007
Asset retirement obligations	2,897,522	2,835,781
Derivative contracts, net	425,705	-
Operating lease liability, net of current portion	921,625	-

Stockholders' equity:
Class A voting common stock, $0.01666 par value; 24,000,500 shares authorized; 22,647,306 issued at September 30, 2020, and Class A voting common stock, $0.01666 par value; 24,000,000 shares authorized; 16,897,306 issued at September 30, 2019	377,304	281,509
Capital in excess of par value	10,649,611	2,967,984
Deferred directors' compensation	1,874,007	2,555,781
Retained earnings	56,244,100	81,848,301
	69,145,022	87,653,575

Treasury stock, at cost; 411,487 shares at September 30, 2020; 558,051 shares at September 30, 2019	(6,151,096)	(8,344,042)
Total stockholders' equity	62,993,926	79,309,533

Total liabilities and stockholders' equity	$100,021,835	$126,644,947

See accompanying notes.

PHX Minerals Inc.

Statements of Operations

	Year ended September 30,
	2020	2019	2018
Revenues:
Natural gas, oil and NGL sales	$23,370,003	$39,410,036	$48,385,335
Lease bonuses and rentals	690,961	1,547,078	1,580,997
Gains (losses) on derivative contracts	907,419	6,105,145	(4,932,068)
Gain on asset sales	3,997,436	18,973,426	-
	28,965,819	66,035,685	45,034,264
Costs and expenses:
Lease operating expenses	4,841,541	6,398,522	6,714,448
Transportation, gathering and marketing	4,812,869	6,089,903	6,745,830
Production taxes	1,022,912	1,902,636	2,089,050
Depreciation, depletion and amortization	11,313,783	18,196,583	18,395,040
Provision for impairment	29,904,528	76,824,337	-
Interest expense	1,286,788	1,995,789	1,748,101
General and administrative	8,024,901	8,565,243	7,342,441
Other expense (income)	(466)	288,610	102,685
	61,206,856	120,261,623	43,137,595
Income (loss) before provision (benefit) for income taxes	(32,241,037)	(54,225,938)	1,896,669
Provision (benefit) for income taxes	(8,289,000)	(13,481,000)	(12,739,000)

Net income (loss)	$(23,952,037)	$(40,744,938)	$14,635,669

Basic and diluted earnings (loss) per common share	$(1.41)	$(2.43)	$0.86

See accompanying notes.

PHX Minerals Inc.

Statements of Stockholders’ Equity

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2017	16,863,004	$280,938	$2,726,444	$3,459,909	$113,330,216	(184,988)	$(3,089,968)	$116,707,539
Net income (loss)	-	-	-	-	14,635,669	-	-	14,635,669
Purchase of treasury stock	-	-	-	-	-	(63,404)	(1,219,228)	(1,219,228)
Issuance of treasury shares to ESOP	-	-	19,509	-	-	20,632	362,665	382,174
Restricted stock awards	-	-	655,414	-	-	-	-	655,414
Dividends declared ($0.16 per share)	-	-	-	-	(2,698,940)	-	-	(2,698,940)
Distribution of restricted stock to officers and directors	1,278	21	(845,788)	-	-	50,455	846,629	862
Distribution of deferred directors' compensation	32,599	543	269,112	(811,219)	-	31,838	541,564	-
Common shares to be issued to directors for services	-	-	-	301,715	-	-	-	301,715

Balances at September 30, 2018	16,896,881	$281,502	$2,824,691	$2,950,405	$125,266,945	(145,467)	$(2,558,338)	$128,765,205
Net income (loss)	-	-	-	-	(40,744,938)	-	-	(40,744,938)
Purchase of treasury stock	-	-	-	-	-	(515,972)	(7,454,000)	(7,454,000)
Issuance of treasury shares to ESOP	-	-	(25,830)	-	-	26,629	398,104	372,274
Restricted stock awards	-	-	771,797	-	-	-	-	771,797
Dividends declared ($0.16 per share)	-	-	-	-	(2,673,706)	-	-	(2,673,706)
Distribution of restricted stock to officers and directors	425	7	(394,824)	-	-	24,360	395,230	413
Distribution of deferred directors' compensation	-	-	(207,850)	(667,115)	-	52,399	874,962	(3)
Common shares to be issued to directors for services	-	-	-	272,491	-	-	-	272,491

Balances at September 30, 2019	16,897,306	$281,509	$2,967,984	$2,555,781	$81,848,301	(558,051)	$(8,344,042)	$79,309,533
Net income (loss)	-	-	-	-	(23,952,037)	-	-	(23,952,037)
Purchase of treasury stock	-	-	-	-	-	(632)	(7,635)	(7,635)
Issuance of treasury shares to ESOP	-	-	(974,806)	-	-	72,101	1,077,910	103,104
Restricted stock awards	-	-	743,897	-	-	-	-	743,897
Dividends declared ($0.10 per share)	-	-	-	-	(1,652,164)	-	-	(1,652,164)
Distribution of restricted stock to officers and directors	-	-	(82,820)	-	-	5,546	82,914	94
Distribution of deferred directors' compensation	-	-	(129,575)	(910,182)	-	69,549	1,039,757	-
Common shares to be issued to directors for services	-	-	-	228,408	-	-	-	228,408
Equity offering	5,750,000	95,795	8,124,931	-	-	-	-	8,220,726

Balances at September 30, 2020	22,647,306	$377,304	$10,649,611	$1,874,007	$56,244,100	(411,487)	$(6,151,096)	$62,993,926

See accompanying notes.

PHX Minerals Inc.

Statements of Cash Flows

	Year ended September 30,
	2020	2019	2018
Operating Activities
Net income (loss)	$(23,952,037)	$(40,744,938)	$14,635,669

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,313,783	18,196,583	18,395,040
Impairment	29,904,528	76,824,337	-
Provision for deferred income taxes	(4,647,000)	(12,112,000)	(12,963,000)
Gain from leasing fee mineral acreage	(685,927)	(1,546,298)	(1,520,262)
Proceeds from leasing fee mineral acreage	701,948	1,565,649	1,564,225
Net (gain) loss on sales of assets	(3,973,321)	(18,730,197)	660,597
ESOP contribution expense	103,104	372,274	382,174
Directors' deferred compensation expense	228,408	272,491	301,715
Total (gain) loss on derivative contracts	(907,419)	(6,105,145)	4,932,068
Cash receipts (payments) on settled derivative contracts	4,109,210	196,985	(1,001,893)
Restricted stock awards	743,897	771,797	655,414
Other	(2,611)	19,085	6,326
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	1,434,426	2,723,983	483,856
Refundable income taxes	(2,299,785)	(1,472,277)	456,780
Other current assets	(89,931)	21,116	57,752
Accounts payable	1,308,731	105,217	(140,600)
Other non-current assets	(1,044,680)	7,166	(62,295)
Accrued liabilities	(1,139,029)	639,856	100,328
Total adjustments	35,058,332	61,750,622	12,308,225
Net cash provided by operating activities	11,106,295	21,005,684	26,943,894

Investing Activities

Capital expenditures	$(403,136)	$(3,526,007)	$(11,590,135)
Acquisition of minerals and overrides	(10,288,250)	(5,662,869)	(11,327,371)
Investments in partnerships	-	(1,648)	3,354
Proceeds from sales of assets	4,228,868	19,515,735	1,085,137
Net cash (used in) provided by investing activities	(6,462,518)	10,325,211	(21,829,015)

Financing Activities

Borrowings under debt agreement	6,061,725	16,642,481	29,017,800
Payments of loan principal	(12,736,725)	(32,217,481)	(30,239,800)
Net proceeds from equity issuance	8,220,726	-	-
Purchases of treasury stock	(7,635)	(7,454,000)	(1,219,228)
Payments of dividends	(1,652,164)	(2,673,706)	(2,698,940)
Net cash provided by (used in) financing activities	(114,073)	(25,702,706)	(5,140,168)
Increase (decrease) in cash and cash equivalents	4,529,704	5,628,189	(25,289)
Cash and cash equivalents at beginning of year	6,160,691	532,502	557,791
Cash and cash equivalents at end of year	$10,690,395	$6,160,691	$532,502

(Continued on next page)

Supplemental Disclosures of Cash Flow Information

Interest paid (net of capitalized interest)	$1,306,967	$2,031,762	$1,730,461
Income taxes paid (net of refunds received)	$(1,342,275)	$103,279	$(232,782)

Supplemental schedule of noncash investing and financing activities:
Additions and revisions, net, to asset retirement obligations	$4	$27,782	$17,216

Gross additions to properties and equipment	$10,701,284	$9,248,415	$21,711,279
Net (increase) decrease in accounts payable for properties and equipment additions	(9,898)	(59,539)	1,206,227
Capital expenditures, including dry hole costs	$10,691,386	$9,188,876	$22,917,506

PHX Minerals Inc.

Notes to Financial Statements

September 30, 2020, 2019 and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company’s principal line of business is maximizing the value of its existing mineral and royalty assets through active management and expanding its asset base through acquisitions of additional mineral and royalty interests.  The Company owns mineral and leasehold properties and other natural gas and oil interests, which are all located in the contiguous United States, primarily in Oklahoma, Texas, North Dakota, Arkansas and New Mexico, with properties located in several other states. The Company’s natural gas, oil and NGL production is from interests in 6,510 wells located principally in Oklahoma, Texas, Arkansas and North Dakota. The Company does not operate any wells. Approximately 44%, 48% and 8% of natural gas, oil and NGL revenues were derived from the sale of natural gas, oil and NGL, respectively, in 2020. Approximately 69%, 19% and 12% of the Company’s total sales volumes in 2020 were derived from natural gas, oil and NGL, respectively. Substantially all the Company’s natural gas, oil and NGL production is sold through the operators of the wells. From time to time, the Company sells certain non-material, non-core or small-interest natural gas and oil properties in the normal course of business.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Of these estimates and assumptions, management considers the estimation of natural gas, crude oil and NGL reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. The Company’s Independent Consulting Petroleum Engineer, with assistance from the Company, prepares estimates of natural gas, crude oil and NGL reserves on an annual basis, with a semi-annual update. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. For DD&A purposes, and as required by the guidelines and definitions established by the SEC, the reserve estimates were based on average individual product prices during the 12-month period prior to September 30, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. For impairment purposes, projected future natural gas, crude oil and NGL prices as estimated by management are used. Natural gas, crude oil and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Management uses projected future natural gas, crude oil and NGL pricing assumptions to prepare estimates of natural gas, crude oil and NGL reserves used in formulating management’s overall operating decisions.

As a non-operator, the Company receives actual natural gas, oil and NGL sales volumes and prices more than a month after the information is available to the operators of the wells. Because of the delay in information on wells with greater significance to the Company, the most current available production data is gathered from the appropriate operators, as well as public and private sources, and natural gas, oil and NGL index prices local to each well are used to estimate the accrual of revenue on these wells. Timely obtaining production data on all other wells from the operators is not feasible; therefore, the Company utilizes past production receipts and estimated sales price information to estimate its accrual of revenue on all other wells each quarter. The natural gas, oil and NGL sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for natural gas, oil and NGL. These variables could lead to an over or under accrual of natural gas, oil and NGL at the end of any particular quarter. Based on past history, the Company’s estimated accrual has been materially accurate.

Basis of Presentation

PHX Minerals Inc.

Notes to Financial Statements (continued)

Certain amounts (lease operating expenses and transportation, gathering and marketing in the Statements of Operations) in the prior years have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

Natural Gas, Oil and NGL Sales

The Company sells natural gas, oil and NGL to various customers, recognizing revenues as natural gas, oil and NGL is produced and sold.

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from purchasers of natural gas, oil and NGL or operators of the natural gas and oil properties. Natural gas, oil and NGL sales receivables are generally unsecured. This industry concentration has the potential to impact our overall exposure to credit risk, in that the purchasers of our natural gas, oil and NGL and the operators of the properties in which we have an interest may be similarly affected by changes in economic, industry or other conditions. During 2020, 2019 and 2018 the Company did not have any bad debt expense. The Company’s allowance for uncollectible accounts as of the Balance Sheet dates was not material.

Natural Gas and Oil Producing Activities

The Company follows the successful efforts method of accounting for natural gas and oil producing activities. Intangible drilling and other costs of successful wells and development dry holes are capitalized and amortized. The costs of exploratory wells are initially capitalized, but charged against income, if and when the well does not reach commercial production levels. Natural gas and oil mineral and leasehold costs are capitalized when incurred.

Leasing of Mineral Rights

The Company generates lease bonuses by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any natural gas, oil or NGL discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932, and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as income. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rentals line item on the Company’s Statements of Operations.

Derivatives

The Company utilizes derivative contracts to reduce its exposure to short-term fluctuations in the price of natural gas and oil. These derivates are recorded at fair value on the balance sheet. The Company has elected not to complete the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges.

Properties and Equipment

Depreciation, Depletion and Amortization

PHX Minerals Inc.

Notes to Financial Statements (continued)

Depreciation, depletion and amortization of the costs of producing natural gas and oil properties are generally computed using the unit-of-production method primarily on an individual property basis using proved or proved developed reserves, as applicable, as estimated by the Company’s Independent Consulting Petroleum Engineer. The Company’s capitalized costs of drilling and equipping all development wells, and those exploratory wells that have found proved reserves, are amortized on a unit-of-production basis over the remaining life of associated proved developed reserves. Leasehold costs are amortized on a unit-of-production basis over the remaining life of associated total proved reserves. Depreciation of furniture and fixtures is computed using the straight-line method over estimated productive lives of five to eight years.

Non-producing natural gas and oil properties include non-producing minerals, which had a net book value of $13,556,020 and $9,673,787 at September 30, 2020 and 2019, respectively, consisting of perpetual ownership of mineral interests in several states, with 91% of the acreage in Oklahoma, Texas, North Dakota, Arkansas and New Mexico. As mentioned, these mineral rights are perpetual and have been accumulated over the 94-year life of the Company. There are approximately 190,990 net acres of non-producing minerals in more than 6,380 tracts owned by the Company. An average tract contains approximately 30 acres and the average cost per acre is $71. Since inception, the Company has continually generated an interest in several thousand natural gas and oil wells using its ownership of the fee mineral acres as an ownership basis. There continues to be significant drilling and leasing activity on these mineral interests each year. Non-producing minerals are being amortized straight-line over a 33-year period. These assets are considered a long-term investment by the Company, as they do not expire (unlike natural gas and oil leases). Given the above, management concluded that a long-term amortization was appropriate and that 33 years, based on past history and experience, was an appropriate period. Due to the fact that the Company’s mineral ownership consists of a large number of properties, whose costs are not individually significant, and because virtually all are in the Company’s core operating areas, the minerals are being amortized on an aggregate basis (by mineral deed).

When a new well is drilled on the Company’s mineral acreage, all of the non-producing mineral costs for the associated mineral deed are transferred to producing minerals and are amortized straight-line over a 20-year period (insignificant fields are amortized over 10-year period). Management has historically chosen to move non-producing mineral costs in this manner, as it is very difficult for the Company, as a non-operator, to predict well spacing and timing of drilling on the Company’s minerals, and future development will deplete these assets over a long period. Given that we are moving all of the costs to the first new well drilled on each mineral deed, we believe that a straight-line amortization over a 20-year period is appropriate, as these wells and future development will deplete these assets over a fairly long period.

Capitalized Interest

During 2020, 2019 and 2018, interest of $0, $38,606 and $89,023, respectively, was included in the Company’s capital expenditures. Interest of $1,286,788, $1,995,789 and $1,748,101, respectively, was charged to expense during those periods. Interest is capitalized using a weighted average interest rate based on the Company’s outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the unit-of-production method.

Accrued Liabilities

The following table shows the balances for the years ended September 30, 2020 and 2019, relating to the Company’s accrued liabilities:

	Year Ended September 30,
	2020	2019
Accrued compensation	$481,062	$1,446,710
Revenues payable	281,380	396,954
Accrued ad valorem	228,010	260,550
Other	306,911	329,252
Total accrued liabilities	$1,297,363	$2,433,466

The decrease in accrued compensation from 2019 to 2020 is primarily due to the one-time severance with the Company’s former CEO of approximately $670,000 upon his resignation at the end of fiscal 2019 as well as lower performance-related compensation in 2020.

PHX Minerals Inc.

Notes to Financial Statements (continued)

Asset Retirement Obligations

The Company owns interests in natural gas and oil properties, which may require expenditures to plug and abandon the wells upon the end of their economic lives. The fair value of legal obligations to retire and remove long-lived assets is recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, this cost is capitalized by increasing the carrying amount of the related properties and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties and equipment is depreciated over the useful life of the remaining asset. The Company does not have any assets restricted for the purpose of settling asset retirement obligations.

Environmental Costs

As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Compliance with these laws may necessitate significant capital outlays. The Company does not believe the existence of current environmental laws, or interpretations thereof, will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances of future effects on the Company of new laws or interpretations thereof. Since the Company does not operate any wells where it owns an interest, actual compliance with environmental laws is controlled by the well operators, with the Company being responsible for its proportionate share of the costs involved (on working interest wells only). The Company carries liability and pollution control insurance. However, all risks are not insured due to the availability and cost of insurance.

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2020 and 2019, there were no such costs accrued.

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

Restricted stock awards to officers provide for cliff vesting at the end of three years from the date of the awards. These restricted stock awards can be granted based on service time only (time-based), subject to certain share price performance standards (market-based) or subject to company performance standards (performance-based). Restricted stock awards to the non-employee directors provide for annual vesting during the calendar year of the award. The fair value of the awards on the grant date is ratably expensed over the vesting period in accordance with accounting guidance.

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

PHX Minerals Inc.

Notes to Financial Statements (continued)

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%. As of September 30, 2018, we completed our estimates accounting for the tax effects of the Act. Based on these estimates, we recognized an amount which was included as a component of income tax expense (benefit) from continuing operations in 2018.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance in 2018 was $12,464,000 income tax benefit.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the year ended September 30, 2019, was a 25% benefit, as compared to a 26% benefit for the year ended September 30, 2020.

The threshold for recognizing the financial statement effect of a tax position is when it is more likely than not, based on the technical merits, that the position will be sustained by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Subject to statutory exceptions that allow for a possible extension of the assessment period, the Company is no longer subject to U.S. federal, state, and local income tax examinations for fiscal years prior to 2017.

The Company includes interest assessed by the taxing authorities in interest expense and penalties related to income taxes in general and administrative expense on its Statements of Operations. For fiscal September 30, 2020, 2019 and 2018, the Company’s interest and penalties were not material. The Company does not believe it has any material uncertain tax positions.

PHX Minerals Inc.

Notes to Financial Statements (continued)

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

Q1 2021

The standard is effective for interim and annual periods beginning after December 15, 2019, and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Company evaluated the new standard and determined the impact to not be material. Historically, the Company's credit losses on natural gas, oil and NGL sales receivables have been immaterial.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2. LEASES AND COMMITMENTS

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

The Company’s existing operating lease right-of-use (“ROU”) assets and operating lease obligations were less than 1% of the Company's total assets as of December 31, 2019, had remaining terms of less than 12 months and were not considered material to the Company; and therefore, the adoption of the standard had no related impact on the Company’s Balance Sheets as of October 1, 2019. Additionally, there was no related impact on the Company’s Statements of Operations, and the standard had no impact on the Company’s debt covenant compliance under existing agreements.

Assessment of Leases

The Company determines if an arrangement is a lease at inception by considering whether (i) explicitly or implicitly identified assets have been deployed in the agreement and (ii) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. As of September

PHX Minerals Inc.

Notes to Financial Statements (continued)

30, 2020, none of the Company’s leases were classified as financing leases. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company signed a new seven-year lease for office space during the quarter ended March 31, 2020, with a commencement date in August 2020. The associated lease liability and ROU asset at September 30, 2020, were $1,048,733 and $690,316, respectively. The Company has a lease incentive asset of $344,000, which is included in Other, net on the Company’s Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make payments arising from the lease. ROU assets are recognized at commencement date and consist of the present value of remaining lease payments over the lease term, initial direct costs and prepaid lease payments less any lease incentives. Operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The Company uses the implicit rate, when readily determinable, or its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

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

The following table represents the maturities of the operating lease liabilities as of September 30, 2020:

2021	$166,744
2022	166,744
2023	167,475
2024	175,520
2025	176,251
Thereafter	353,234
Total lease payments	$1,205,968
Less: Imputed interest	(157,235)
Total	$1,048,733

3. REVENUES

Lease bonus income

The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any natural gas, oil or NGL discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) 932, and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as a gain. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rental income line item on the Company’s Statements of Operations.

Natural gas and oil derivative contracts

See Note 12 for discussion of the Company’s accounting for derivative contracts.

Revenues from Contracts with Customers

Natural gas, oil and NGL sales

PHX Minerals Inc.

Notes to Financial Statements (continued)

Sales of natural gas, oil and NGL are recognized when production is sold to a purchaser and control has transferred. Oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. The price the Company receives for natural gas and NGL is tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality and heat content of natural gas, and prevailing supply and demand conditions, so that the price of natural gas fluctuates to remain competitive with other available natural gas supplies. These market indices are determined on a monthly basis. Each unit of commodity is considered a separate performance obligation; however, as consideration is variable, the Company utilizes the variable consideration allocation exception permitted under the standard to allocate the variable consideration to the specific units of commodity to which they relate.

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the year ended September 30, 2020.

	Year Ended September 30, 2020
	Royalty Interest	Working Interest	Total
Natural gas revenue	$3,987,660	$6,268,094	$10,255,754
Oil revenue	5,691,837	5,496,533	11,188,370
NGL revenue	776,426	1,149,453	1,925,879
Natural gas, oil and NGL sales	$10,455,923	$12,914,080	$23,370,003

Performance obligations

The Company satisfies the performance obligations under its natural gas and oil sales contracts upon delivery of its production and related transfer of title to purchasers. Upon delivery of production, the Company has a right to receive consideration from its purchasers in amounts that correspond with the value of the production transferred.

Allocation of transaction price to remaining performance obligations

Natural gas, oil and NGL sales

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

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited control and visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s Balance Sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the years ended September 30, 2020, 2019 and 2018, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods for existing wells was immaterial and considered a change in estimate.

PHX Minerals Inc.

Notes to Financial Statements (continued)

4. INCOME TAXES

The Company’s provision (benefit) for income taxes is detailed as follows:

	2020	2019	2018
Current:
Federal	$(3,642,000)	$(1,388,000)	$204,000
State	-	19,000	20,000
	(3,642,000)	(1,369,000)	224,000
Deferred:
Federal	(3,611,000)	(9,763,000)	(13,240,000)
State	(1,036,000)	(2,349,000)	277,000
	(4,647,000)	(12,112,000)	(12,963,000)
	$(8,289,000)	$(13,481,000)	$(12,739,000)

The difference between the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to income before provision (benefit) for income taxes is analyzed below for the years ended September 30:

	2020	2019	2018
Provision (benefit) for income taxes at statutory rate	$(6,765,705)	$(11,387,447)	$465,253
Percentage depletion	(258,300)	(431,340)	(577,780)
State income taxes, net of federal provision (benefit)	(939,310)	(1,986,850)	36,980
Effect of NOL Carryback Rate	(610,803)	-	-
State NOL Valuation Allowance	96,000	-	-
Restricted stock tax benefit	58,000	185,000	(69,000)
Deferred directors’ compensation benefit	79,000	(38,000)	(134,000)
Law change (a)	-	-	(12,464,000)
Other	52,118	177,637	3,547
	$(8,289,000)	$(13,481,000)	$(12,739,000)

(a)	This is the tax effect of the Tax Cuts and Jobs Act (enacted in December 2017) on our deferred tax liabilities. This Act reduced the U.S. federal corporate tax rate from 35% to 21%.

PHX Minerals Inc.

Notes to Financial Statements (continued)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following at September 30:

	2020	2019
Deferred tax liabilities:
Financial basis in excess of tax basis, principally intangible drilling costs capitalized for financial purposes and expensed for tax purposes	$3,880,307	$8,885,776
Derivative contracts	-	619,392
	3,880,307	9,505,168
Deferred tax assets:
State net operating loss carry forwards, net of valuation allowance	391,193	431,977
Federal net operating loss carry forwards	369,523	-
Statutory depletion carryover	346,414	85,680
AMT credit carry forwards	-	1,387,042
Asset retirement obligations	499,708	459,810
Deferred directors' compensation	436,225	602,394
Restricted stock expense	220,301	119,697
Derivative contracts	176,963	-
Business interest limitation	-	358,110
Other	110,973	84,451
	2,551,300	3,529,161
Net deferred tax liabilities	$1,329,007	$5,976,007

Included in state net operating loss carry forwards at September 30, 2020, the Company had a deferred tax asset of $350,543 related to Oklahoma state income tax net operating loss (OK NOL) carry forwards expiring in 2037. There is no valuation allowance for the OK NOLs, as management believes they will be utilized before they expire. The Company had a deferred tax asset of $95,611 related to Arkansas state income tax net operating loss (AR NOL) carry forwards, which begin to expire in 2022. The Company has a full valuation allowance for the AR NOLs, as it is more likely than not that these will not be utilized before expiration. There is no valuation allowance for the federal NOLs, nor do they expire.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. On July 28, 2020, final regulations were issued under Section 163(j) which modified the calculation under the previous proposed regulations of adjusted taxable income for purposes of the 50% limitation on interest expense. Under the final regulations, depreciation, amortization, and depletion capitalizable under Section 263A is now added back to tentative taxable income.  This change allows all interest expense to be deductible for 2020 and reduces the associated deferred tax asset to zero. During the quarter ended June 30, 2020, the Company filed for a tax refund associated with the AMT credits totaling $1.4 million, which was accelerated due to the CARES Act. Additionally, the Company has a $2.2 million receivable associated with the carryback of the 2020 federal net operating loss.

5. DEBT

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a current borrowing base of $31,000,000 as of September 30, 2020, and a maturity date of November 30, 2022 (as amended, the “Credit Facility”). The Credit Facility is subject to at least semi-annual borrowing base determination, wherein BOK applies their commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The Credit Facility is secured by all of the Company’s producing gas and oil properties. The interest rate is based on BOK prime plus from 1.00% to 1.75%, or 30-day LIBOR plus from 2.50% to 3.25%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At September 30, 2020, the effective interest rate was 4.25%.

PHX Minerals Inc.

Notes to Financial Statements (continued)

The Company’s debt is recorded at the carrying amount on its Balance Sheets. The carrying amount of the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in Other, net on the Company’s Balance Sheets. Total debt issuance cost net of amortization as of September 30, 2020, was $246,724. The debt issuance cost is amortized over the life of the credit facility.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. On June 24, 2020, the Company entered into the Seventh Amendment to its Credit Facility. The amendment reduced the borrowing base from $45,000,000 to $32,000,000 and included a Quarterly Commitment Reduction, whereby the borrowing base is reduced by $1,000,000 each April 15, July 15, October 15 and January 15, commencing on July 15, 2020. The next redetermination occurred in December 2020. See Note 15: Subsequent Events for further discussion. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA (as defined in the Credit Facility) of no more than 4.0 to 1.0 based on the trailing twelve months. At September 30, 2020, the Company was in compliance with the covenants of the Credit Facility, had $28,750,000 outstanding, of which $1,750,000 is classified as short-term debt due to the Quarterly Commitment Reduction, and had $2,250,000 of borrowing base availability under the Credit Facility.

6. STOCKHOLDERS’ EQUITY

Upon approval by the stockholders of the Company’s 2010 Restricted Stock Plan in March 2010, as amended in May 2018, the board of directors approved to continue to allow management to repurchase up to $1.5 million of the Company’s common stock at their discretion. The repurchase of an additional $1.5 million of the Company’s common stock continues to be authorized and approved effective when the previous amount is utilized. The Board added language to clarify that this is intended to be an evergreen provision. The number of shares allowed to be purchased by the Company under the repurchase program is no longer capped at an amount equal to the aggregate number of shares of common stock (i) awarded pursuant to the Company’s Amended 2010 Restricted Stock Plan, (ii) contributed by the Company to its ESOP, and (iii) credited to the accounts of directors pursuant to the Deferred Compensation Plan for Non-Employee Directors. For the year ended September 30, 2020, $7,635 had been spent to purchase 632 shares. The shares are held in treasury and are accounted for using the cost method.

7. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share.

	Year Ended September 30,
	2020	2019	2018
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(23,952,037)	$(40,744,938)	$14,635,669
Denominator for basic and diluted earnings per share:
Weighted average shares (including for 2020, 2019 and 2018, unissued, vested directors' shares of 154,142, 168,586 and 205,736, respectively)	17,010,934	16,743,746	16,952,664

8. EMPLOYEE STOCK OWNERSHIP PLAN

The Company’s ESOP was established in 1984 and is a tax qualified, defined contribution plan that serves as the sole retirement plan for all its employees to which the Company makes contributions. Company contributions are made at the discretion of the Board and, to date, all contributions have been made in shares of Company Common Stock. The Company contributions are allocated to all ESOP participants in proportion to their compensation for the plan year, and 100% vesting occurs after three years of service. Any shares that do not vest are treated as forfeitures and are distributed among other vested employees. For contributions of Common Stock, the Company records as expense the fair market value of the stock contributed. Compensation expense is equal to the contributions for each year. The shares of the Company’s Common Stock held by the plan as of September 30, 2020, are allocated to

PHX Minerals Inc.

Notes to Financial Statements (continued)

individual participant accounts, are included in the weighted average shares outstanding for purposes of earnings-per-share computations and receive dividends.

Contributions to the plan consisted of:

Year	Shares	Amount
2020	72,101	$103,104
2019	26,629	$372,274
2018	20,632	$382,174

9. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Annually, independent directors may elect to be included in the Company’s Deferred Directors’ Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides that each independent director may individually elect to be credited with future unissued shares of Company Common Stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees, and may elect to receive shares, when issued, over annual time periods up to ten years. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares at each quarter end. Only upon a director’s retirement, termination, death or a change-in-control of the Company will the shares recorded for such director under the Plan be issued to the director. The promise to issue such shares in the future is an unsecured obligation of the Company. As of September 30, 2020, there were 177,678 shares (179,226 shares at September 30, 2019) recorded under the Plan. The deferred balance outstanding at September 30, 2020, under the Plan was $1,874,007 ($2,555,781 at September 30, 2019). Expenses totaling $228,408, $272,491 and $301,715 were charged to the Company’s results of operations for the years ended September 30, 2020, 2019 and 2018, respectively, and are included in general and administrative expense in the accompanying Statements of Operations.

10. RESTRICTED STOCK PLAN

In March 2010, stockholders approved the Company’s 2010 Restricted Stock Plan (“2010 Stock Plan”), which made available 200,000 shares of Common Stock to provide a long-term component to the Company’s total compensation package for its officers and to further align the interest of its officers with those of its stockholders. In March 2014, stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 200,000 shares to 500,000 shares and to allow the grant of shares of restricted stock to our directors. In March 2020, shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the 2010 Stock Plan to 750,000 shares. The 2010 Stock Plan, as amended, is designed to provide as much flexibility as possible for future grants of restricted stock so the Company can respond as necessary to provide competitive compensation in order to retain, attract and motivate officers of the Company and to align their interests with those of the Company’s stockholders.

In June 2010, the Company began awarding shares of the Company’s Common Stock as restricted stock (time-based) to certain officers. The restricted stock vests at the end of the vesting period and contains nonforfeitable rights to receive dividends and voting rights during the vesting period. The fair value of the shares was based on the closing price of the shares on their award date and will be recognized as compensation expense ratably over the vesting period. Upon vesting, shares are expected to be issued out of shares held in treasury.

In December 2010, the Company also began awarding shares of the Company’s Common Stock, subject to certain share price performance standards (market-based), as restricted stock to certain officers. Vesting of these shares is based on the performance of the market price of the Common Stock over the vesting period. The fair value of the performance shares was estimated on the grant date using a Monte Carlo valuation model that factors in information, including the expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance shares. Compensation expense for the performance shares is a fixed amount determined at the grant date and is recognized over the vesting period regardless of whether performance shares are awarded at the end of the vesting period. Should the awards vest, they are expected to be issued out of shares held in treasury.

PHX Minerals Inc.

Notes to Financial Statements (continued)

In May 2014, the Company also began awarding shares of the Company’s Common Stock as restricted stock (time-based) to its non-employee directors. The restricted stock vests annually during the calendar year. The fair value of the shares was based on the closing price of the shares on their award date and will be recognized as compensation expense ratably over the vesting period. Upon vesting, shares are expected to be issued out of shares held in treasury.

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

On December 11, 2019, the Company awarded 10,038 time-based shares and 15,058 market-based shares of the Company’s common stock as restricted stock to certain officers. The restricted stock vests at the end of a three-year period and contains non-forfeitable rights to receive dividends and voting rights during the vesting period. The market-based shares that do not meet certain market performance criteria at a certain date are forfeited. The time-based and market-based shares had fair values on their award date of $122,062 and $160,401, respectively. The fair values for the time-based and the market-based awards will be recognized as compensation expense ratably over the vesting period. The fair value of the market-based shares on their award date is calculated by simulating the Company’s stock prices as compared to the S&P Oil & Gas Exploration & Production ETF (XOP) prices utilizing a Monte Carlo model covering the market performance period (December 11, 2019, through December 11, 2022).

On January 2, 2020, the Company awarded 22,300 time-based shares of the Company’s common stock as restricted stock to its non-employee directors. The restricted stock contains non-forfeitable rights to receive dividends and to vote the shares during the vesting period. The restricted stock vests on December 31, 2020. These time-based shares had a fair value on their award date of $246,640.

On January 16, 2020, upon naming a new Chief Executive Officer, the Company awarded 53,476 time-based shares and 21,988 market-based shares of the Company’s common stock as restricted stock, with the same vesting criteria as the December 11, 2019 awards discussed above. The time-based and market-based shares had fair values on their award date of $500,000 and $179,334, respectively. An additional 37,045 of performance-based shares were awarded to the Company’s officers at that time. Based on the performance criteria linked to return on capital employed it is probable none of these awards will vest, and they have no value as of September 30, 2020.

On March 9, 2020, upon naming a new Chief Financial Officer, the Company awarded 16,340 time-based shares, 2,534 market-based shares and 2,534 performance-based shares of the Company’s common stock as restricted stock, with the same vesting criteria as the December 11, 2019, and January 16, 2020, awards discussed above. The time-based and market-based shares had fair values on their award date of $72,550 and $9,814, respectively. Based on the performance criteria linked to return on capital employed it is probable none of the performance-based share awards will vest, and they have no value as of September 30, 2020.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The dilutive impact of all restricted stock plans is immaterial for all periods presented.

PHX Minerals Inc.

Notes to Financial Statements (continued)

The following table summarizes the Company’s pre-tax compensation expense for the years ended September 30, 2020, 2019 and 2018, related to the Company’s market-based, time-based and performance-based restricted stock:

	Year Ended September 30,
	2020	2019	2018
Market-based, restricted stock	$295,397	$367,091	$276,272
Time-based, restricted stock	448,500	404,706	379,142
Performance-based, restricted stock	-	-	-
Total compensation expense	$743,897	$771,797	$655,414

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table:

	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$67,653	1.83
Time-based, restricted stock	562,829	1.97
Performance-based, restricted stock	-
Total	$630,482

Upon vesting, shares are expected to be issued out of shares held in treasury.

A summary of the status of, and changes in, unvested shares of restricted stock awards is presented below:

	Market-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value	Time-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value	Performance-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value
Unvested shares as of September 30, 2017	99,090	$11.33	24,997	$19.41	-	$-
					-	-
Granted	29,099	11.34	19,918	20.77	-	-
Vested	(35,485)	12.18	(16,248)	19.34	-	-
Forfeited	-	-	-	-	-	-
Unvested shares as of September 30, 2018	92,704	$11.00	28,667	$20.40	-	$-

Granted	43,287	8.24	27,978	15.61	-	-
Vested	-	-	(24,785)	18.30	-	-
Forfeited	(89,321)	10.08	(13,153)	18.23	-	-
Unvested shares as of September 30, 2019	46,670	$10.21	18,707	$17.54	-	$-

Granted	39,579	8.83	102,154	9.21	39,579	-
Vested	-	-	(20,410)	13.35	-	-
Forfeited	(24,779)	11.34	(9,929)	13.93	(4,765)	-
Unvested shares as of September 30, 2020	61,470	$8.87	90,522	$9.49	34,814	$-

The intrinsic value of the vested shares in 2020 was $85,306.

PHX Minerals Inc.

Notes to Financial Statements (continued)

11. PROPERTIES AND EQUIPMENT

Impairment

During the quarter ended March 31, 2020, impairment of $19.3 million and $7.3 million was recorded on our Fayetteville Shale and Eagle Ford fields, respectively. The remaining $2.7 million of impairment was taken on other producing assets. The discounted cash flows of the properties were prepared using NYMEX strip pricing as of March 31, 2020, using a discount rate of 10% for proved developed and assigning no value to undeveloped locations. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, were the primary reason for impairment in this field. The Company recognized an impairment related to the Eagle Ford at September 30, 2019, discussed below. The further impairment of the Eagle Ford assets at March 31, 2020, was due to the decline in commodity prices over fiscal 2020.

At the end of 2019, impairment of $76.6 million was recorded on our Eagle Ford assets. The remaining $0.3 million of impairment was taken on other assets. The impairment on the Eagle Ford assets was caused by the Company making the strategic decision to cease participating with a working interest on its mineral and leasehold acreage going forward and therefore removing all working interest PUDs from the Company’s reserve reports. The removal of the PUDs caused the Eagle Ford assets to fail the step one test for impairment, as its undiscounted cash flows were not high enough to cover the book basis of the assets. These assets were written down to their fair market value as required by GAAP. The Company determined the fair value based on discounted cash flows of the properties as well as active market bids received from interested potential buyers. The discounted cash flows of the properties were prepared using NYMEX strip pricing as of year-end, using a discount rate of 10% for proved developed and assigning no value to undeveloped locations. Market bids received from interested potential buyers corroborated the fair value of the discounted cash flows as of year-end. The fair value was determined to be $9.1 million based on the discounted cash flows and market quotes. The Company decided not to sell the assets after the marketing process was complete, as we believed that the market conditions were not ideal for selling at that time and that the highest and best use of the assets was to continue to own and produce out the Eagle Ford properties.

A further reduction in natural gas, oil and NGL prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

Divestitures

During the 2020 fiscal year, the Company sold 530 net mineral acres in Eddy County, New Mexico, for $3,376,049 and recorded a net gain on sales of $3,272,499. The total net book value that was removed from the Balance Sheets due to this sale was approximately $104,000. The Company utilized a like-kind exchange under Internal Revenue Code Section 1031 to defer income tax on all of the gain by offsetting it with the STACK/SCOOP mineral acreage acquisition that was purchased during the quarter using qualified exchange accommodation. The Company also sold 5,925 open and non-producing net mineral acres in Northwest Oklahoma for $769,745 and recorded a net gain on sales of $717,640. The total net book value that was removed from the Balance Sheets due to this sale was approximately $52,000.  On the Statements of Operations, the net gain is reflected in the Gain on asset sales line item.

During the 2019 fiscal year, the Company sold 112 non-core wells and 890 net mineral and non-participating royalty interest acres for $19,515,735 and recorded a net gain on sales of $18,730,197. The total net book value that was removed from the Balance Sheets due to these sales was approximately $786,000. On the Statements of Operations, the net gain is reflected in the Gain on asset sales line item with a balance of $18,973,426 with an offset to the Loss on asset sales line item in the amount of $243,228.

Acquisitions

During the 2020 fiscal year, the Company closed on the purchase of 700 net mineral acres in Kingfisher, Canadian and Garvin Counties, Oklahoma, for a purchase price of $9,293,384 (after customary closing adjustments). These mineral purchases were accounted for as asset acquisitions.

During the 2019 fiscal year, the Company acquired mineral acreage in the cores of the Bakken in North Dakota and the STACK and SCOOP plays in Oklahoma. The Company acquired a total of 790 net mineral acres for $5,727,257 or an average of approximately $7,200 per net mineral acre. These mineral purchases were accounted for as asset acquisitions.

PHX Minerals Inc.

Notes to Financial Statements (continued)

Asset Retirement Obligations

The following table shows the activity for the years ended September 30, 2020 and 2019, relating to the Company’s asset retirement obligations:

	2020	2019
Asset retirement obligations as of beginning of the year	$2,835,781	$2,809,378
Wells acquired or drilled	4	27,783
Wells sold or plugged	(68,668)	(134,090)
Accretion of discount	130,405	132,710
Asset retirement obligations as of end of the year	$2,897,522	$2,835,781

As a non-operator, the Company does not control the plugging of wells in which it has a working interest and is not involved in the negotiation of the terms of the plugging contracts. This estimate relies on information gathered from outside sources as well as relevant information received directly from operators.

12. DERIVATIVES

The Company has entered into fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of natural gas and oil. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price or require payments by the Company if the index price is above the fixed price. These contracts cover only a portion of the Company’s natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in prices. All of the Company’s derivative contracts at September 30, 2020, were with Bank of Oklahoma. All of the Company’s derivative contracts at September 30, 2019, were with Bank of Oklahoma and Koch Supply and Trading LP. The Company’s derivative contracts with Bank of Oklahoma are secured under its credit facility with Bank of Oklahoma. The derivative contracts with Koch were unsecured. The derivative instruments have settled or will settle based on the prices below.

PHX Minerals Inc.

Notes to Financial Statements (continued)

Derivative contracts in place as of September 30, 2020

Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
April - October 2020	10,000 Mmbtu	NYMEX Henry Hub	$2.20 floor / $2.59 ceiling
November 2020 - December 2021	50,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.90 ceiling
November 2020 - December 2021	40,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
November 2020	26,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
December 2020	28,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
January 2021	32,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
February 2021	25,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
March 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
April 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
May 2021	32,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
June 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
July 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
August 2021	12,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
September 2021	11,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
October 2021	9,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
November 2021	8,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
December 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
January 2022	25,500 Mmbtu	NYMEX Henry Hub	$2.30 floor / $2.85 ceiling
November - December 2020	53,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
January 2021	72,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
February 2021	48,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
March 2021	61,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
April 2021	63,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
May 2021	69,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
June 2021	61,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
July 2021	83,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
August - September 2021	27,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
October 2021	20,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
November 2021	14,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
December 2021	4,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
January 2022	77,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.10 ceiling
November 2020	54,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
December 2020	55,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
January 2021	64,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
February 2021	52,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
March - April 2021	62,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
May 2021	66,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
June 2021	60,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
July 2021	64,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
August 2021	24,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
September 2021	18,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
October 2021	19,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
November - December 2021	20,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling
January - February 2022	50,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.00 ceiling

PHX Minerals Inc.

Notes to Financial Statements (continued)

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas fixed price swaps
January - December 2020	80,000 Mmbtu	NYMEX Henry Hub	$2.750
April - October 2020	10,000 Mmbtu	NYMEX Henry Hub	$2.405
November 2020 - March 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.661
January 2021 - February 2022	50,000 Mmbtu	NYMEX Henry Hub	$2.729
January 2021 - December 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.765
November 2020	26,500 Mmbtu	NYMEX Henry Hub	$2.582
December 2020	28,000 Mmbtu	NYMEX Henry Hub	$2.582
January 2021	32,000 Mmbtu	NYMEX Henry Hub	$2.582
February 2021	25,500 Mmbtu	NYMEX Henry Hub	$2.582
March 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.582
April 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.582
May 2021	32,500 Mmbtu	NYMEX Henry Hub	$2.582
June 2021	30,500 Mmbtu	NYMEX Henry Hub	$2.582
July 2021	31,500 Mmbtu	NYMEX Henry Hub	$2.582
August 2021	12,500 Mmbtu	NYMEX Henry Hub	$2.582
September 2021	11,000 Mmbtu	NYMEX Henry Hub	$2.582
October 2021	9,000 Mmbtu	NYMEX Henry Hub	$2.582
November 2021	8,000 Mmbtu	NYMEX Henry Hub	$2.582
December 2021	10,000 Mmbtu	NYMEX Henry Hub	$2.582
January 2022	25,500 Mmbtu	NYMEX Henry Hub	$2.582
Oil costless collars
January - December 2020	2,000 Bbls	NYMEX WTI	$55.00 floor / $62.00 ceiling
August - October 2020	1,000 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
November - December 2020	500 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
January 2021	2,000 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
February 2021	1,500 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
March - July 2021	2,000 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
January 2022	2,500 Bbls	NYMEX WTI	$36.00 floor / $43.60 ceiling
August - October 2020	1,000 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
November - December 2020	500 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
January - July 2021	2,000 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
August - September 2021	500 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
January 2022	3,000 Bbls	NYMEX WTI	$37.00 floor / $44.50 ceiling
August 2020	1,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
September - November 2020	500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
December 2020	1,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
January 2021	2,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
February 2021	1,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
March - April 2021	2,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
May 2021	2,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
June - July 2021	2,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
August 2021	500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
January 2022	2,500 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
February 2022	5,000 Bbls	NYMEX WTI	$37.00 floor / $45.00 ceiling
Oil fixed price swaps
January - December 2020	2,000 Bbls	NYMEX WTI	$55.28
January - December 2020	2,000 Bbls	NYMEX WTI	$58.65
January - December 2020	2,000 Bbls	NYMEX WTI	$60.00
January - December 2020	2,000 Bbls	NYMEX WTI	$58.05

PHX Minerals Inc.

Notes to Financial Statements (continued)

July - December 2020	2,000 Bbls	NYMEX WTI	$58.10
January - December 2021	8,000 Bbls	NYMEX WTI	$37.00

The Company’s fair value of derivative contracts was a net liability of $707,647 as of September 30, 2020, and a net asset of $2,494,144 as of September 30, 2019. Realized and unrealized gains and (losses) are recorded in gains (losses) on derivative contracts on the Company’s Statement of Operations. Cash receipts in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

	For the Year Ended September 30,
	2020	2019	2018
Cash received (paid) on derivative contracts:
Natural gas costless collars	$28,510	$(191,200)	$451,700
Natural gas fixed price swaps	1,687,600	817,160	748,125
Oil costless collars	1,011,472	(169,256)	(822,893)
Oil fixed price swaps	1,381,628	(259,719)	(1,378,825)
Cash received (paid) on derivative contracts, net	$4,109,210	$196,985	$(1,001,893)
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(706,015)	$10,453	$(222,337)
Natural gas fixed price swaps	(1,535,122)	1,350,909	(425,865)
Oil costless collars	(538,022)	1,687,685	(1,026,163)
Oil fixed price swaps	(422,632)	2,859,113	(2,255,810)
Non-cash gain (loss) on derivative contracts, net	$(3,201,791)	$5,908,160	$(3,930,175)
Gains (losses) on derivative contracts, net	$907,419	$6,105,145	$(4,932,068)

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on, or termination of, any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Balance Sheets. The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Balance Sheets at September 30, 2020, and September 30, 2019. The Company has offset all amounts subject to master netting agreements in the Company's Balance Sheets at September 30, 2020, and September 30, 2019.

	9/30/2020			9/30/2019
	Fair Value			Fair Value
	Commodity Contracts			Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Liabilities	Current Assets	Non-Current Assets
Gross amounts recognized	$864,466	$1,146,408	$425,705	$2,256,639	$237,505
Offsetting adjustments	(864,466)	(864,466)	-	-	-
Net presentation on Balance Sheets	$-	$281,942	$425,705	$2,256,639	$237,505

The fair value of derivative assets and derivative liabilities is adjusted for credit risk. The impact of credit risk was immaterial for all periods presented.

13. FAIR VALUE MEASUREMENTS

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

PHX Minerals Inc.

Notes to Financial Statements (continued)

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement at September 30, 2020
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(64,801)	$-	$(64,801)
Derivative Contracts - Collars	$-	$(642,846)	$-	$(642,846)

	Fair Value Measurement at September 30, 2019
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$1,892,954	$-	$1,892,954
Derivative Contracts - Collars	$-	$601,190	$-	$601,190

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Year Ended September 30,
	2020		2019		2018
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$5,288,710	$29,315,807	$9,101,032	$76,824,337	$-	$-

PHX Minerals Inc.

Notes to Financial Statements (continued)

(a)

At the end of each quarter, the Company assessed the carrying value of its producing properties for impairment. This assessment utilized estimates of future cash flows or fair value (selling price) less cost to sell if the property is held for sale. Significant judgments and assumptions in these assessments include estimates of future natural gas, oil and NGL prices using a forward NYMEX curve adjusted for projected inflation, locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates. These assessments identified certain properties with carrying value in excess of their calculated fair values. This table excludes $588,721 of impairments on properties that were written off during 2020.

At September 30, 2020, and September 30, 2019, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

14. INFORMATION ON NATURAL GAS AND OIL PRODUCING ACTIVITIES

The natural gas and oil producing activities of the Company are conducted within the contiguous United States (principally in Oklahoma, Texas, Arkansas and North Dakota) and represent substantially all of the business activities of the Company.

The following table shows sales, by percentage, through various operators/purchasers during 2020, 2019 and 2018.

	2020	2019	2018
Company A	23%	23%	24%
Company B	6%	8%	16%
Company C	5%	8%	11%

The loss of any of these major purchasers of natural gas, oil and NGL production could have a material adverse effect on the ability of the Company to produce and sell its natural gas, oil and NGL production.

15. SUBSEQUENT EVENTS

Name Change

Effective October 8, 2020, the Company officially changed its name to PHX Minerals Inc. to more accurately reflect its business strategy.

Acquisitions

On October 8, 2020, the Company closed on the purchase of 297 net royalty acres in Grady County, Oklahoma, and 257 net mineral acres and 12 net royalty acres in Harrison, Panola and Nacogdoches Counties, Texas, for a purchase price of $5.5 million and 153,375 shares of PHX common stock. This purchase was largely funded with cash from the common stock offering that closed on September 1, 2020.

On November 12, 2020, the Company closed on the purchase of 134 net mineral acres in San Augustine County, Texas for a purchase price of $750,000.

On December 4, 2020, the Company signed a purchase and sale agreement to purchase an additional 87 net mineral acres in San Augustine County, Texas for a purchase price of $1 million, subject to customary closing adjustments. The Company expects this acquisition to close in the first fiscal quarter of 2021.

Borrowing Base Redetermination

The Eighth Amendment to the Credit Facility was signed on December 4, 2020.  This amendment reduced the Quarterly Commitment Reductions from $1,000,000 to $600,000, reduced the consolidated cash balance in the anti-cash hoarding provision

PHX Minerals Inc.

Notes to Financial Statements (continued)

from $2,000,000 to $1,000,000, and changed the debt to EBITDA ratio from 4.0:1.00 to 3.50:1.00. The borrowing base after Quarterly Commitment Reductions was reaffirmed at $30,000,000.

Derivative Contracts

Subsequent to September 30, 2020, the Company entered into new derivative contracts as summarized in the table below:

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
August 2021 - July 2022	100,000 Mmbtu	NYMEX Henry Hub	$2.50 floor / $3.17 ceiling
February - June 2022	100,000 Mmbtu	NYMEX Henry Hub	$2.50 floor / $3.15 ceiling
Oil costless collars
August 2021 - July 2022	1,500 Bbls	NYMEX WTI	$37.00 floor / $47.10 ceiling
Oil fixed price swaps
February - June 2022	4,000 Bbls	NYMEX WTI	$39.51
July - December 2022	1,500 Bbls	NYMEX WTI	$39.51
March - December 2022	1,000 Bbls	NYMEX WTI	$43.78
March - December 2022	1,000 Bbls	NYMEX WTI	$43.50
March - December 2022	1,000 Bbls	NYMEX WTI	$43.05

16. SUPPLEMENTARY INFORMATION ON NATURAL GAS, OIL AND NGL RESERVES (UNAUDITED)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of natural gas and oil properties and related accumulated depreciation, depletion and amortization as of September 30 is as follows:

	2020	2019
Producing properties	$324,886,491	$354,718,398
Non-producing minerals	18,808,689	14,413,899
Non-producing leasehold	185,125	185,124
	343,880,305	369,317,421
Accumulated depreciation, depletion and amortization	(263,277,422)	(258,063,849)
Net capitalized costs	$80,602,883	$111,253,572

Costs Incurred

For the years ended September 30, the Company incurred the following costs in natural gas and oil producing activities:

	2020	2019	2018
Property acquisition costs	$10,453,119	$6,235,905	$11,409,673
Exploration costs	-	-	-
Development costs	273,825	3,012,095	10,291,476
	$10,726,944	$9,248,000	$21,701,149

PHX Minerals Inc.

Notes to Financial Statements (continued)

Estimated Quantities of Proved Natural Gas, Oil and NGL Reserves

The following unaudited information regarding the Company’s natural gas, oil and NGL reserves is presented pursuant to the disclosure requirements promulgated by the SEC and the FASB.

Proved natural gas and oil reserves are those quantities of natural gas and oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible natural gas or oil on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

The independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, prepared the Company’s natural gas, oil and NGL reserves estimates as of September 30, 2020, 2019 and 2018.

The Company’s net proved natural gas, oil and NGL reserves, which are located in the contiguous United States, as of September 30, 2020, 2019 and 2018, have been estimated by the Company’s Independent Consulting Petroleum Engineering Firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

All of the reserve estimates are reviewed and approved by our Vice President, Minerals Operations, Freda Webb. Ms. Webb holds a Bachelor of Science degree in Mechanical Engineering from the University of Oklahoma, a Master of Science degree in Petroleum Engineering from the University of Southern California and a Professional Engineering License in Petroleum Engineering in the State of Oklahoma. Ms. Webb has more than 40 years of experience in the oil and gas industry. Before joining the Company, she was sole proprietor of a consulting petroleum engineering firm and a mineral acquisition company. Ms. Webb held various positions of increasing responsibility at Southwestern Energy Company and Occidental Petroleum Corporation, with reservoir engineering assignments in several field locations across the United States. She is an active member of the Society of Petroleum Engineers (SPE).

Our Vice President, Minerals Operations, and internal staff work closely with our Independent Consulting Petroleum Engineers to ensure the integrity, accuracy and timeliness of data furnished to them for their reserves estimation process. We provide historical information (such as ownership interest, gas and oil production, well test data, commodity prices, operating costs, handling fees and development costs) for all properties to our Independent Consulting Petroleum Engineers. Throughout the year, our team meets regularly with representatives of our Independent Consulting Petroleum Engineers to review properties and discuss methods and assumptions.

PHX Minerals Inc.

Notes to Financial Statements (continued)

Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the SEC and with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers (SPE) entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (revised June 2019) Approved by the SPE Board on 25 June 2019” and in Monograph 3 and Monograph 4 published by the Society of Petroleum Evaluation Engineers. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history. Based on the current stage of field development, production performance, development plans and analyses of areas offsetting existing wells with test or production data, reserves were classified as proved. The proved undeveloped reserves were estimated for locations that have been permitted, are currently drilling, are drilled but not yet completed, or locations where the operator has indicated to the Company its intention to drill.

For the evaluation of unconventional reservoirs, a performance-based methodology integrating the appropriate geology and petroleum engineering data was utilized. Performance-based methodology primarily includes (1) production diagnostics, (2) decline-curve analysis, and (3) model-based analysis (if necessary, based on availability of data). Production diagnostics include data quality control, identification of flow regimes and characteristic well performance behavior. These analyses were performed for all well groupings (or type-curve areas). Characteristic rate-decline profiles from diagnostic interpretation were translated to modified hyperbolic rate profiles, including one or multiple b-exponent values followed by an exponential decline. Based on the availability of data, model-based analysis may be integrated to evaluate long-term decline behavior, the effect of dynamic reservoir and fracture parameters on well performance, and complex situations sourced by the nature of unconventional reservoirs. In the evaluation of undeveloped reserves, type-well analysis was performed using well data from analogous reservoirs for which more complete historical performance data were available.

Accordingly, these estimates should be expected to change, and such changes could be material and occur in the near term as future information becomes available.

Net quantities of proved, developed and undeveloped natural gas, oil and NGL reserves are summarized as follows:

	Proved Reserves
	Natural Gas	Oil	NGL	Total
	(Mcf)	(Barrels)	(Barrels)	Bcfe
September 30, 2017	121,195,120	5,509,667	2,384,699	168.6

Revisions of previous estimates	(29,247)	(1,407,995)	303,728	(6.7)
Acquisitions (divestitures)	(1,782,949)	236,690	24,765	(0.2)
Extensions, discoveries and other additions	9,400,374	1,982,624	476,174	24.2
Production	(8,721,262)	(336,564)	(255,176)	(12.3)
September 30, 2018	120,062,036	5,984,422	2,934,190	173.6

Revisions of previous estimates	(35,644,135)	(3,266,351)	(890,046)	(60.6)
Acquisitions (divestitures)	(948,496)	(322,023)	(18,881)	(3.0)
Extensions, discoveries and other additions	3,891,262	313,241	164,276	6.8
Production	(7,086,761)	(329,199)	(216,259)	(10.4)
September 30, 2019	80,273,906	2,380,090	1,973,280	106.4

Revisions of previous estimates	(34,666,426)	(1,094,923)	(774,214)	(45.9)
Acquisitions (divestitures)	911,853	57,721	70,933	1.7
Extensions, discoveries and other additions	1,816,144	260,555	118,480	4.1
Production	(5,962,704)	(269,786)	(168,622)	(8.6)
September 30, 2020	42,372,773	1,333,657	1,219,857	57.7

The prices used to calculate reserves and future cash flows from reserves for natural gas, oil and NGL, respectively, were as follows: September 30, 2020 - $1.62/Mcf, $40.18/Bbl, $9.95/Bbl; September 30, 2019 - $2.48/Mcf, $54.40/Bbl, $19.30/Bbl; September 30, 2018 - $2.56/Mcf, $62.86/Bbl, $26.13/Bbl.

PHX Minerals Inc.

Notes to Financial Statements (continued)

The revisions of previous estimates from 2019 to 2020 were primarily the result of:

•

Negative pricing revisions of 35.8 Bcfe due to natural gas and oil wells reaching their economic limits earlier than was projected in 2019 due lower gas and oil prices and decreased operator activity in 2019 and a change in strategy to remove PUD locations not permitted, in progress, or drilled and uncompleted (DUC); proved developed revisions of 20.4 Bcfe and PUD revisions of 15.4 Bcfe.

•

Negative revisions of 10.1 Bcfe. Proved developed negative revisions of 8.7 Bcfe were the result of lower performance of high-interest Woodford natural gas wells in the STACK and Arkoma Stack in Oklahoma and, to a lesser extent, lower performance of the Eagle Ford Shale oil properties in southern Texas. Proved undeveloped revisions were negative 1.4 Bcfe, due to changes to scheduled first production date, expected performance, costs and other reserve parameters.

Acquisitions and divestitures were the result of:

•

The acquisition of 2.4 Bcfe, predominately in the active drilling program of the Woodford and Mississippian in the SCOOP and STACK plays in Oklahoma and the Bakken in North Dakota, of which 1.1 Bcfe were proved developed and 1.3 Bcfe were proved undeveloped.

•	The sale of 0.7 Bcfe, predominately in the Permian Basin in New Mexico, of which 0.2 Bcfe were proved developed and 0.5 Bcfe were proved undeveloped.

Extensions, discoveries and other additions from 2019 to 2020 are principally attributable to:

•	Proved developed reserve extensions, discoveries and other additions of 4.1 Bcfe, of which 1.7 Bcfe were proved developed and 2.4 Bcfe were proved undeveloped reserves, resulting from:
a)

The Company’s royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing extended horizontal drilling in the Woodford Shale in the STACK and SCOOP in Oklahoma.

b)

The Company’s royalty interest ownership in ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the STACK Meramec play in the Anadarko Basin in western Oklahoma.

c)	The Company’s royalty interest ownership in ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Bakken Shale in North Dakota.

Production of 8.6 Bcfe from the Company’s natural gas and oil properties.

	Proved Developed Reserves			Proved Undeveloped Reserves
	Natural Gas	Oil	NGL	Natural Gas	Oil	NGL
	(Mcf)	(Barrels)	(Barrels)	(Mcf)	(Barrels)	(Barrels)
September 30, 2018	83,151,954	2,334,587	2,085,706	36,910,082	3,649,835	848,484
September 30, 2019	67,713,193	1,863,096	1,747,242	12,560,713	516,994	226,038
September 30, 2020	40,924,083	1,148,989	1,135,864	1,448,690	184,668	83,993

The following details the changes in proved undeveloped reserves for 2020 (Mcfe):

Beginning proved undeveloped reserves	17,018,905
Proved undeveloped reserves transferred to proved developed	(399,894)
Revisions	(16,767,540)
Extensions and discoveries	2,405,590
Sales	(479,415)
Purchases	1,283,010
Ending proved undeveloped reserves	3,060,656

PHX Minerals Inc.

Notes to Financial Statements (continued)

For the fiscal year ending September 30, 2020, our beginning PUD reserves were 17.0 Bcfe. Total net PUD reserves decreased by 14.0 Bcfe, as compared to September 30, 2019. In 2020, a total of 0.4 Bcfe (2% of the beginning balance) was transferred to proved developed. The remaining 13.6 Bcfe (80% of the beginning balance) of negative revisions to PUD reserves consist of  (i) pricing revisions of -15.4 Bcfe resulting from the impact of COVID-19 and reduced pricing leading to an unprecedented decrease in operator activity in 2020, and a decision to remove PUD locations not permitted, in progress, or drilled and uncompleted (DUC), (ii) sales and performance revisions of -1.8 Bcfe, and (iii) purchases and extensions of  3.6 Bcfe. We anticipate that all the Company’s current PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves, which are no longer projected to be drilled within five years from the date they were added to PUD reserves, will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, it is our intent to remove the reserves associated with those locations from our proved reserves as revisions. The Company added 2.4 Bcfe of PUD reserves in 2020 within the active drilling program areas of (i) STACK Meramec and Woodford in western Oklahoma, (ii) the SCOOP Woodford Shale in western Oklahoma’s Anadarko Basin, (iii) the Arkoma Stack in eastern Oklahoma, (iv) the Bakken in North Dakota. These additions result from continuing development and additional well performance data in each of the referenced plays. Additionally, the Company purchased 1.3 Bcfe in the STACK Meramec and Woodford in Oklahoma and sold 0.5 Bcfe, predominately in the Permian Basin in New Mexico.

Standardized Measure of Discounted Future Net Cash Flows

Accounting Standards prescribe guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying the trailing unweighted 12-month arithmetic average of the first-day-of-the-month individual product prices and year-end costs to the estimated quantities of natural gas, oil and NGL to be produced. Actual future prices and costs may be materially higher or lower than the unweighted 12-month arithmetic average of the first-day-of-the-month individual product prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced, based on continuation of the economic conditions applied for such year.

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

	2020	2019	2018
Future cash inflows	$134,179,216	$366,697,321	$759,899,074
Future production costs	(66,136,222)	(153,935,373)	(259,413,766)
Future development and asset retirement costs	(1,957,225)	(1,917,937)	(89,518,449)
Future income tax expense	(13,224,535)	(47,788,416)	(95,872,182)
Future net cash flows	52,861,234	163,055,595	315,094,677

10% annual discount	(21,727,081)	(77,494,066)	(158,768,823)
Standardized measure of discounted future net cash flows	$31,134,153	$85,561,529	$156,325,854

PHX Minerals Inc.

Notes to Financial Statements (continued)

Changes in the standardized measure of discounted future net cash flows are as follows:

	2020	2019	2018
Beginning of year	$85,561,529	$156,325,854	$80,832,575
Changes resulting from:
Sales of natural gas, oil and NGL, net of production costs	(12,692,681)	(25,072,122)	(32,836,007)
Net change in sales prices and production costs	(46,499,344)	(76,588,460)	47,533,281
Net change in future development and asset retirement costs	(20,571)	43,607,535	1,580,942
Extensions and discoveries	2,841,807	7,074,245	34,667,557
Revisions of quantity estimates	(28,332,653)	(60,308,497)	(8,391,223)
Acquisitions (divestitures) of reserves-in-place	1,169,819	(3,134,783)	(307,472)
Accretion of discount	11,039,792	20,457,930	12,602,209
Net change in income taxes	17,037,980	23,413,194	(3,057,128)
Change in timing and other, net	1,028,475	(213,367)	23,701,120
Net change	(54,427,376)	(70,764,325)	75,493,279
End of year	$31,134,153	$85,561,529	$156,325,854

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations.

	Fiscal 2020
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$10,576,531	$11,311,287	$2,705,383	$4,372,618
Income (loss) before provision for income taxes	$2,146,114	$(27,441,814)	$(4,433,155)	$(2,512,182)
Net income (loss)	$1,892,114	$(20,454,814)	$(3,555,215)	$(1,834,122)
Earnings (loss) per share	$0.11	$(1.24)	$(0.21)	$(0.07)

	Fiscal 2019
	Quarter Ended
	December 31	March 31	June 30	September 30
Revenues	$26,328,994	$7,636,213	$16,342,394	$15,728,084
Income (loss) before provision for income taxes	$16,306,940	$(2,061,334)	$5,919,236	$(74,390,780)
Net income (loss)	$12,735,940	$(1,931,334)	$4,604,236	$(56,153,780)
Earnings (loss) per share	$0.75	$(0.11)	$0.28	$(3.35)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

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

(b)       MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rule 13a-15(f). Our internal control structure is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements prepared for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2020.

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

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of September 30, 2020, presented preceding the Company’s financial statements included in this Form 10-K. Additionally, the financial statements for the years ended September 30, 2019 and 2018, covered in this 2020 Annual Report on Form 10-K, have also been audited by the Company’s independent registered public accounting firm, whose report is presented preceding their report on the Company’s internal control over financial reporting.

(c)       CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Certain changes were made to the Company’s internal controls during the fiscal fourth quarter for validating the Company’s interest in new wells to remediate the material weakness identified in the second quarter. There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter ended September 30, 2020, or subsequent to the date the assessment was completed.

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

EXHIBITS

(1.1)	Underwriting Agreement between Panhandle Oil and Gas Inc. and Stifel, Nicolaus & Company, Incorporated dated August 28, 2020 (incorporated by reference to Form 8-K dated September 1, 2020)
(3)

Amended Certificate of Incorporation (incorporated by reference to Exhibit attached to Form 10 filed January 27, 1980, and to Forms 8-K dated June 1, 1982, December 3, 1982, and to Form 10-QSB dated March 31, 1999, and to Forms 10-Q dated March 31, 2007, March 9, 2020, and to Form 8-K dated October 13, 2020)

By-Laws as amended (incorporated by reference to Forms 8-K dated October 31, 1994, February 24, 2006, October 29, 2008, August 2, 2011, December 11, 2013, January 19, 2017, April 3, 2018, and October 13, 2020)

(3.1)	Amended and Restated Certificate of Incorporation of PHX Minerals Inc. (incorporated by reference to Form S-3 dated October 19, 2020)
(4)	Instruments defining the rights of security holders (incorporated by reference to Certificate of Incorporation and By-Laws listed above)
(5.1)	Opinion of Derrick & Briggs, LLP (incorporated by reference to Form 8-K dated September 1, 2020)
*(10.1)	Agreement indemnifying directors and officers (incorporated by reference to Form 10-K dated September 30, 1989, and Form 8-K dated June 15, 2007)
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
(10.9)

Agreement for Purchase and Sale by and between Panhandle Oil and Gas Inc. and Red Stone Resources, LLC (Oklahoma Assets) dated August 24, 2020 (incorporated by reference to Form 8-K dated August 27, 2020)

(10.10)

Agreement for Purchase and Sale by and between Panhandle Oil and Gas Inc. and Red Stone Resources, LLC, for itself and as successor-in-interest by merger to Macedonia Minerals, LLC, a former Texas limited liability company, and Red Stone Operating, LLC (Texas Assets) dated August 24, 2020 (incorporated by reference to Form 8-K dated August 27, 2020)

*(10.11)	Change-in-Control Agreement between Panhandle Oil and Gas Inc. and Chad L. Stephens dated January 16, 2020 (incorporated by reference to Form 8-K dated January 17, 2020)
*(10.12)	Amended and Restated Change-in-Control Agreement between Panhandle Oil and Gas Inc. and Chad L. Stephens dated February 25, 2020 (incorporated by reference to Form 8-K dated February 25, 2020)
*(10.13)

Form of Amended and Restated Change-in-Control Agreement for Other Executive Officers to provide certain severance payments and benefits to executive officers should a Change-in-Control occur, as defined by the agreement, and which supersedes the change-in-control agreements previously entered into by such executive officers (incorporated by reference to Form 8-K dated February 25, 2020)

(10.14)	Amendment No. 1 to Panhandle Oil and Gas Inc. 2010 Restricted Stock Plan dated March 3, 2020 (incorporated by reference to Form 8-K dated March 9, 2020)
(10.15)	Seventh Amendment to Amended and Restated Credit Agreement and Joinder dated June 24, 2020 (incorporated by reference to Form 8-K dated June 25, 2020)

(10.16)	Eighth Amendment to Amended and Restated Credit Agreement and Joinder dated December 4, 2020 (incorporated by reference to Form 8-K dated December 7, 2020)
*(10.17)	Form of Amended and Restated Change-in-Control Executive Severance Agreement
(10.18)	PHX Minerals Inc. Amended 2010 Restricted Stock Plan
(23.1)	Consent of Ernst & Young, LLP
(23.2)	Consent of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Labels Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHX MINERALS INC.

By: /s/ Chad L. Stephens
Chad L. Stephens
President and Chief Executive Officer

Date: December 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chad L. Stephens Chad L. Stephens	President and Chief Executive Officer	December 10, 2020

/s/Ralph D’Amico Ralph D’Amico	Vice President and Chief Financial Officer	December 10, 2020

/s/ Mark T. Behrman Mark T. Behrman	Lead Independent Director	December 10, 2020

/s/ Lee M. Canaan Lee M. Canaan	Director	December 10, 2020

/s/ Peter B. Delaney Peter B. Delaney	Director	December 10, 2020

/s/ Christopher T. Fraser Christopher T. Fraser	Director	December 10, 2020