Form 10-Q
period 2020-12-31
PHX MINERALS INC.
filed 2021-02-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Outstanding shares of Class A Common stock (voting) at February 8, 2021: 22,434,403 shares

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to: our ability to execute our business strategies; the volatility of realized natural gas and oil prices; the level of production on our properties; estimates of quantities of natural gas, oil and NGL reserves and their values; general economic or industry conditions; public health crises, such as the COVID-19 pandemic, and any related actions taken by businesses and governments; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; title defects in the properties in which we invest; and other economic, competitive, governmental, regulatory or technical factors affecting our properties, operations or prices.

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of natural gas, oil, and NGLs. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“Annual Report”), and all quarterly reports on Form 10-Q filed subsequently thereto, including the risks described in Item 1A of this Form 10-Q. Investors should also read the other information in this Form 10-Q and the Annual Report where risk factors are presented and further discussed.

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

Except as required by applicable law, all forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement. This cautionary statement should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Glossary of Certain Terms

The following is a glossary of certain accounting, oil and natural gas industry and other defined terms used in this Form 10-Q:

ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
Bbl	barrel.
Board	board of directors of the Company.
BTU	British Thermal Units.
completion	the process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and/or natural gas.
DD&A	depreciation, depletion and amortization.
EBITDA	earnings before interest, taxes, depreciation and amortization (including impairment). This is a Non-GAAP measure.
ESOP	the Panhandle Oil and Gas Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan.
FASB	the Financial Accounting Standards Board.
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

Fiscal year references

All references to years in this Form 10-Q, unless otherwise noted, refer to the Company’s fiscal year end of September 30. For example, references to 2021 mean the fiscal year ended September 30, 2021.

Fiscal quarter references

All references to quarters in this Form 10-Q, unless otherwise noted, refer to the Company’s fiscal quarter based on a fiscal year end of September 30. For example, references to first quarter mean the quarter of October 1 through December 31.

References to natural gas and oil properties

References to natural gas and oil properties in this Form 10-Q inherently include NGL associated with such properties.

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	December 31, 2020	September 30, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,163,818	$10,690,395
Natural gas, oil, and NGL sales receivables (net of allowance for uncollectable accounts)	3,793,159	2,943,220
Refundable income taxes	3,817,772	3,805,227
Other	1,195,774	351,088
Total current assets	9,970,523	17,789,930

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	329,648,805	324,886,491
Non-producing natural gas and oil properties	22,101,506	18,993,814
Other	582,444	582,444
	352,332,755	344,462,749
Less accumulated depreciation, depletion and amortization	(265,704,923)	(263,590,801)
Net properties and equipment	86,627,832	80,871,948

Operating lease right-of-use assets	670,065	690,316
Other, net	630,429	669,641

Total assets	$97,898,849	$100,021,835

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$536,972	$997,637
Derivative contracts, net	1,189,277	281,942
Current portion of operating lease liability	149,922	127,108
Accrued liabilities and other	1,254,061	1,297,363
Short-term debt	-	1,750,000
Total current liabilities	3,130,232	4,454,050

Long-term debt	27,000,000	27,000,000
Deferred income taxes, net	1,260,007	1,329,007
Asset retirement obligations	2,919,495	2,897,522
Derivative contracts, net	385,720	425,705
Operating lease liability, net of current portion	867,509	921,625

Stockholders' equity:
Class A voting common stock, $0.01666 par value; 24,000,500 shares authorized; 22,800,681 issued at December 31, 2020, and 22,647,306 issued at September 30, 2020	379,859	377,304
Capital in excess of par value	10,678,906	10,649,611
Deferred directors' compensation	1,918,534	1,874,007
Retained earnings	55,192,444	56,244,100
	68,169,743	69,145,022
Less treasury stock, at cost; 390,267 shares at December 31, 2020, and 411,487 shares at September 30, 2020	(5,833,857)	(6,151,096)
Total stockholders' equity	62,335,886	62,993,926
Total liabilities and stockholders' equity	$97,898,849	$100,021,835

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2020	2019
Revenues:	(unaudited)
Natural gas, oil and NGL sales	$6,424,979	$7,593,838
Lease bonuses and rental income	1,433	527,699
Gains (losses) on derivative contracts	(254,036)	(817,894)
Gain on asset sales	20,268	3,272,888
	6,192,644	10,576,531
Costs and expenses:
Lease operating expenses	1,004,412	1,181,671
Transportation, gathering and marketing	1,280,965	1,383,001
Production taxes	276,026	327,281
Depreciation, depletion and amortization	2,260,649	2,955,701
Interest expense	301,898	370,665
General and administrative	1,731,097	2,223,028
Other expense (income)	3,317	(10,930)
	6,858,364	8,430,417
Income (loss) before provision (benefit) for income taxes	(665,720)	2,146,114

Provision (benefit) for income taxes	(69,000)	254,000

Net income (loss)	$(596,720)	$1,892,114

Basic and diluted earnings (loss) per common share (Note 5)	$(0.03)	$0.11

Basic and diluted weighted average shares outstanding:
Common shares	22,378,146	16,339,673
Unissued, directors' deferred compensation shares	178,090	180,864
	22,556,236	16,520,537

Dividends declared per share of common stock and paid in period	$0.01	$0.04

Dividends declared per share of
common stock and to be paid in quarter ended March 31	$0.01	$0.04

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2020

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2020	22,647,306	$377,304	$10,649,611	$1,874,007	$56,244,100	(411,487)	$(6,151,096)	$62,993,926

Net income (loss)	-	-	-	-	(596,720)	-	-	(596,720)
Equity Offering	153,375	2,555	223,203	-	-	-	-	225,758
Restricted stock awards	-	-	122,978	-	-	-	-	122,978
Dividends ($0.02 per share)	-	-	-	-	(454,936)	-	-	(454,936)
Distribution of restricted stock to officers and directors	-	-	(316,886)	-	-	21,220	317,239	353
Increase in deferred directors' compensation charged to expense	-	-	-	44,527	-	-	-	44,527
Balances at December 31, 2020	22,800,681	$379,859	$10,678,906	$1,918,534	$55,192,444	(390,267)	$(5,833,857)	$62,335,886
(unaudited)

Three Months Ended December 31, 2019

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2019	16,897,306	$281,509	$2,967,984	$2,555,781	$81,848,301	(558,051)	$(8,344,042)	$79,309,533

Net income (loss)	-	-	-	-	1,892,114	-	-	1,892,114
Purchase of treasury stock	-	-	-	-	-	(632)	(7,635)	(7,635)
Restricted stock awards	-	-	148,515	-	-	-	-	148,515
Dividends ($0.08 per share)	-	-	-	-	(1,319,899)	-	-	(1,319,899)
Distribution of restricted stock to officers and directors	-	-	(82,821)	-	-	5,546	82,914	93
Increase in deferred directors' compensation charged to expense	-	-	-	86,212	-	-	-	86,212
Balances at December 31, 2019	16,897,306	$281,509	$3,033,678	$2,641,993	$82,420,516	(553,137)	$(8,268,763)	$80,108,933
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(3)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2020	2019
Operating Activities	(unaudited)
Net income (loss)	$(596,720)	$1,892,114

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,260,649	2,955,701
Provision for deferred income taxes	(69,000)	658,000
Gain from leasing fee mineral acreage	(232)	(523,384)
Proceeds from leasing fee mineral acreage	232	537,777
Net (gain) loss on sales of assets	(30,862)	(3,272,888)
Directors' deferred compensation expense	44,527	86,213
Total (gain) loss on derivative contracts	254,036	817,894
Cash receipts (payments) on settled derivative contracts	613,314	901,773
Restricted stock awards	122,978	148,515
Other	14,387	8,896
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	(813,167)	56,160
Other current assets	(676,620)	(407,610)
Accounts payable	(398,556)	(73,831)
Income taxes receivable	(12,545)	(412,073)
Other non-current assets	30,958	1,090
Accrued liabilities	(271,998)	(1,275,906)
Total adjustments	1,068,101	206,327
Net cash provided by operating activities	471,381	2,098,441

Investing Activities
Capital expenditures	(128,083)	(105,265)
Acquisition of minerals and overrides	(7,869,746)	(10,172,594)
Proceeds from sales of assets	-	3,376,049
Net cash provided (used) by investing activities	(7,997,829)	(6,901,810)

Financing Activities
Borrowings under Credit Facility	-	4,774,297
Payments of loan principal	(1,750,000)	(5,199,297)
Net proceeds from equity issuance	(24,242)	-
Purchases of treasury stock	-	(7,635)
Payments of dividends	(225,887)	(655,980)
Net cash provided (used) by financing activities	(2,000,129)	(1,088,615)

Increase (decrease) in cash and cash equivalents	(9,526,577)	(5,891,984)
Cash and cash equivalents at beginning of period	10,690,395	6,160,691
Cash and cash equivalents at end of period	$1,163,818	$268,707

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$229,049	$663,919
Additions to asset retirement obligations	$-	$4

Gross additions to properties and equipment	$7,986,350	$10,164,680

Equity offering used for acquisitions	(250,000)	-
Net (increase) decrease in accounts payable for properties and equipment additions	261,479	113,179
Capital expenditures and acquisitions	$7,997,829	$10,277,859

(The accompanying notes are an integral part of these condensed financial statements.)

(4)

PHX MINERALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Basis of Presentation and Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of PHX Minerals Inc. have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC. Management believes that all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the periods have been included. All such adjustments are of a normal recurring nature. The results are not necessarily indicative of those to be expected for the full fiscal year. The Company’s fiscal year runs from October 1 through September 30.

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “PHX” or “Company” refer to PHX Minerals Inc.

Recent Accounting Pronouncements

Standard	Description	Date of Adoption	Impact on Financial Statements or Other Significant Matters
Adoption of New Accounting Pronouncements
ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

This standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost.

Q1 2021

The standard is effective for interim and annual periods beginning after December 15, 2019, and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Company adopted the new standard using the modified retrospective approach, and it did not have a material impact on the Company's financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2: Leases

Assessment of Leases

The Company determines if an arrangement is a lease at inception by considering whether (i) explicitly or implicitly identified assets have been deployed in the agreement and (ii) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. As of December 31, 2020, none of the Company’s leases were classified as financing leases. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company signed a new lease for office space during the quarter ended March 31, 2020, with a commencement date in August 2020. The associated lease liability and ROU asset at December 31, 2020, were $1,017,431 and $670,065, respectively. The Company has a lease incentive asset of $331,191, which is included in Other, net on the Company’s Balance Sheets.

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

(5)

Company’s Balance Sheets and recognize those lease payments in the Company’s Statements of Operations on a straight-line basis over the lease term. In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.

The following table represents the maturities of the operating lease liabilities as of December 31, 2020:

Remaining 2021	$125,058
2022	166,744
2023	167,475
2024	175,520
2025	176,251
Thereafter	353,234
Total lease payments	$1,164,282
Less: Imputed interest	(146,851)
Total	$1,017,431

NOTE 3: Revenues

Lease bonus income

The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any natural gas, oil or NGL discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932 (Extractive Activities—Oil and Gas), and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as a gain. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rental income line item on the Company’s Statements of Operations.

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three months ended December 31, 2020 and 2019:

(6)

	Three Months Ended December 31, 2020
	Royalty Interest	Working Interest	Total
Natural gas revenue	$1,190,165	$2,268,636	$3,458,801
Oil revenue	1,096,952	1,244,114	2,341,066
NGL revenue	230,338	394,774	625,112
Natural gas, oil and NGL sales	$2,517,455	$3,907,524	$6,424,979

	Three Months Ended December 31, 2019
	Royalty Interest	Working Interest	Total
Natural gas revenue	$1,273,113	$2,240,330	$3,513,443
Oil revenue	1,413,211	2,052,301	3,465,512
NGL revenue	222,777	392,106	614,883
Natural gas, oil and NGL sales	$2,909,101	$4,684,737	$7,593,838

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s Balance Sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the three months ended December 31, 2020 and 2019, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods for existing wells was immaterial and considered a change in estimate.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the quarter ended December 31, 2020, was a 10% benefit as compared to a 12% provision for the quarter ended December 31, 2019.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the 30% limitation on interest expense deductibility under Section 163(j) of the Internal Revenue Code (“IRC”) to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. On July 28, 2020, final regulations were issued under Section 163(j) of the IRC which modified the calculation under the previous proposed regulations of adjusted taxable income for purposes of the 50% limitation on interest expense. Under the final regulations, depreciation, amortization, and depletion capitalizable under Section 263A of the IRC is now added back to tentative taxable income.  This change allows all interest expense to be deductible for 2020 and reduces the associated deferred tax asset to zero. During the quarter ended June 30, 2020, the Company filed for a tax refund associated with the alternative minimum tax (AMT) credits totaling $1.4 million, which was accelerated due to the CARES Act. Additionally, the Company has a $2.2 million receivable associated with the carryback of the 2020 federal net operating loss.

(7)

NOTE 5: Basic and Diluted Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 6: Long-Term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a borrowing base of $30,000,000 as of December 31, 2020, and a maturity date of November 30, 2022 (as amended, the “Credit Facility”). The Credit Facility is subject to at least semi-annual borrowing base determinations, wherein BOK applies its commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The Credit Facility is secured by all of the Company’s producing oil and gas properties. The interest rate is based on BOK prime plus from 1.00% to 1.75%, or 30-day LIBOR plus from 2.50% to 3.25%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At December 31, 2020, the effective interest rate was 4.25%.

The Company’s debt is recorded at the carrying amount on its Balance Sheets. The carrying amount of the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in Other, net on the Company’s Balance Sheets. Total debt issuance cost net of amortization as of December 31, 2020 was $219,931. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base are made semi-annually (usually in June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. On December 4, 2020, the Company entered into the eighth amendment to the Credit Facility. The amendment reduced the Quarterly Commitment Reductions from $1,000,000 to $600,000, reduced the consolidated cash balance in the anti-cash hoarding provision from $2,000,000 to $1,000,000, and changed the debt to EBITDA ratio from 4.0:1.00 to 3.50:1.00. The borrowing base after Quarterly Commitment Reductions was reaffirmed at $30,000,000. The next redetermination is expected to occur in June 2021. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA ratio (as defined in the Credit Facility) of no more than 3.5 to 1.0 based on the trailing twelve months. Pursuant to the Credit Facility, the Company is also required to enter into and maintain certain Swap Agreements (as defined in the Credit Facility) for a period of eighteen (18) months fixing prices on oil or gas expected to be produced. At December 31, 2020, the Company was in compliance with the covenants of the Credit Facility, had $27,000,000 outstanding under the Credit Facility and had $3,000,000 of borrowing base availability under the Credit Facility.

NOTE 7: Deferred Compensation Plan for Non-Employee Directors

Annually, non-employee directors may elect to be included in the Deferred Compensation Plan for Non-Employee Directors. This plan provides that each outside director may individually elect to be credited with future unissued shares of Company common stock rather than cash for all or a portion of the annual retainers, Board meeting fees and committee meeting fees. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares (i) on the dates of the Board and committee meetings, and (ii) on the payment dates of the annual retainers. Only upon a director’s retirement, termination, death or a change-in-control of the Company will the shares recorded for such director be issued under this plan. Directors may elect to receive shares, when issued, over annual time periods of up to ten years. The promise to issue such shares in the future is an unsecured obligation of the Company.

NOTE 8: Restricted Stock Plan

On January 2, 2020, the Company awarded 22,300 time-based shares of the Company’s common stock as restricted stock to its non-employee directors. On December 31, 2020, 19,327 shares of restricted stock vested, and 2,973 shares were repurchased due to a director’s early retirement. The restricted stock contains non-forfeitable rights to receive dividends and to vote the shares during the vesting period. These time-based shares had a fair value on their award date of $246,640.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The dilutive impact of all restricted stock plans is immaterial for all periods presented.

(8)

The following table summarizes the Company’s pre-tax compensation expense for the three months ended December 31, 2020 and 2019, related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended
	December 31,
	2020	2019
Market-based, restricted stock	$10,247	$74,142
Time-based, restricted stock	112,731	74,373
Performance-based, restricted stock	-	-
Total compensation expense	$122,978	$148,515

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table:

	As of December 31, 2020
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$57,406	1.60
Time-based, restricted stock	450,098	1.90
Performance-based, restricted stock	-
Total	$507,504

NOTE 9: Properties and Equipment

Properties and equipment and related accumulated DD&A as of December 31, 2020, and September 30, 2020, are as follows:

	December 31, 2020	September 30, 2020
Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	329,648,805	324,886,491
Non-producing natural gas and oil properties	22,101,506	18,993,814
Other property and equipment	582,444	582,444
	352,332,755	344,462,749
Less accumulated depreciation, depletion and amortization	(265,704,923)	(263,590,801)
Net properties and equipment	86,627,832	80,871,948

Divestitures

During the first quarter of 2021, the Company had no significant divestitures.

During the first quarter of 2020, PHX closed on the sale of 530 net mineral acres in Eddy County, New Mexico, for $3.4 million. At the time of sale, the assets were mostly amortized and therefore had minimal net book value. Almost all of the value received was a gain on the sale of assets, $3.3 million, in the first quarter of 2020. The Company utilized a like-kind exchange under Internal Revenue Code Section 1031 to defer income tax on all of the gain by offsetting it with the STACK/SCOOP mineral acreage acquisition that was purchased during the quarter using qualified exchange accommodation agreements.

Acquisitions

On December 17, 2020, the Company closed on the purchase of an additional 89 net mineral acres in San Augustine County, Texas for a purchase price of $1 million.

On November 12, 2020, the Company closed on the purchase of 134 net mineral acres in San Augustine County, Texas for a purchase price of $750,000.

On October 8, 2020, the Company closed on the purchase of 297 net royalty acres in Grady County, Oklahoma, and 237 net mineral acres and 12 net royalty acres in Harrison, Panola and Nacogdoches Counties, Texas, for a purchase price of $5.5 million and 153,375 shares of PHX common stock. This purchase was largely funded with cash from the common stock offering that closed on September 1, 2020.

(9)

These first quarter 2021 purchases were accounted for as asset acquisitions.

During the first quarter of 2020, PHX closed on the purchase of 700 net mineral acres in Kingfisher, Canadian and Garvin Counties, Oklahoma, for a purchase price of $9.3 million.

Natural Gas, Oil and NGL Reserves

Management considers the estimation of the Company’s natural gas, oil and NGL reserves to be the most significant of its judgments and estimates. Changes in natural gas, oil and NGL reserve estimates affect the Company’s calculation of DD&A, provision for retirement of assets and assessment of the need for asset impairments. On an annual basis, with a semi-annual update, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of natural gas, oil and NGL reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geologic and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing appropriate prices for the current period. The estimated natural gas, oil and NGL reserves were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month natural gas, oil and NGL price for each month within the 12-month period prior to the balance sheet date, held flat over the life of the properties. However, projected future natural gas, oil and NGL pricing assumptions are used by management to prepare estimates of natural gas, oil and NGL reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions. Natural gas, oil and NGL prices are volatile and affected by worldwide production and consumption and are outside the control of management.

Impairment

All long-lived assets, principally natural gas and oil properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For both the three months ended December 31, 2020 and 2019, the assessment resulted in no impairment provisions on producing properties.

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

(10)

Derivative contracts in place as of December 31, 2020

Contract period (Calendar Year)	Contract total volume	Index	Contract average price
Natural gas costless collars
2021	2,924,500 Mmbtu	NYMEX Henry Hub	$2.33 floor / $3.03 ceiling
2022	1,402,500 Mmbtu	NYMEX Henry Hub	$2.47 floor / $3.14 ceiling
Natural gas fixed price swaps
2021	1,014,500 Mmbtu	NYMEX Henry Hub	$2.69
2022	125,500 Mmbtu	NYMEX Henry Hub	$2.70
Oil costless collars
2021	51,000 Bbls	NYMEX WTI	$36.74 floor / $44.79 ceiling
2022	23,500 Bbls	NYMEX WTI	$36.89 floor / $45.73 ceiling
Oil fixed price swaps
2021	96,000 Bbls	NYMEX WTI	$37.00
2022	59,000 Bbls	NYMEX WTI	$41.51

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $1,574,997 as of December 31, 2020, and a net liability of $707,647 as of September 30, 2020. Cash receipts in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods:

	Three Months Ended
	December 31,
	2020	2019
Cash received (paid) on derivative contracts:
Natural gas costless collars	$(8,967)	$-
Natural gas fixed price swaps	(1,863)	719,800
Oil costless collars	88,944	113,699
Oil fixed price swaps	535,200	68,274
Cash received (paid) on derivative contracts, net	$613,314	$901,773
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$678,961	$5,900
Natural gas fixed price swaps	288,887	(571,809)
Oil costless collars	(410,886)	(480,456)
Oil fixed price swaps	(1,424,312)	(673,302)
Non-cash gain (loss) on derivative contracts, net	$(867,350)	$(1,719,667)
Gains (losses) on derivative contracts, net	$(254,036)	$(817,894)

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

(11)

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Balance Sheets at December 31, 2020, and September 30, 2020. The Company has offset all amounts subject to master netting agreements in the Company's Balance Sheets at December 31, 2020, and September 30, 2020.

	December 31, 2020				September 30, 2020
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$201,842	$1,391,119	$93,019	$478,739	$864,466	$1,146,408	$425,705
Offsetting adjustments	(201,842)	(201,842)	(93,019)	(93,019)	(864,466)	(864,466)	-
Net presentation on Condensed Balance Sheets	$-	$1,189,277	$-	$385,720	$-	$281,942	$425,705

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

	Fair Value Measurement at December 31, 2020
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(1,200,226)	$-	$(1,200,226)
Derivative Contracts - Collars	$-	$(374,771)	$-	$(374,771)

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

At December 31, 2020, and September 30, 2020, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

(12)

NOTE 12: Commitments and Contingencies

Litigation

The Company may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, the Company maintains insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that it believes are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against the Company.

NOTE 13: Subsequent Events

Derivative Contracts

Subsequent to December 31, 2020, the Company entered into new derivative contracts as summarized in the table below:

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
January - December 2022	45,000 Mmbtu	NYMEX Henry Hub	$2.30 floor / $3.15 ceiling
Natural gas fixed price swaps
March - December 2021	50,000 Mmbtu	NYMEX Henry Hub	$2.97
Oil costless collars
January - December 2022	3,000 Bbls	NYMEX WTI	$40.00 floor / $52.15 ceiling
Oil fixed price swaps
August - December 2021	3,000 Bbls	NYMEX WTI	$50.74

Debt Payment

Subsequent to December 31, 2020, the Company paid down an additional $1,000,000 under the Credit Facility, bringing the total outstanding debt balance to $26,000,000, as of February 1, 2021.
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

PHX is an owner and manager of perpetual natural gas and oil mineral interests in resource plays in the United States. Our principal business is maximizing the value of our existing mineral and royalty assets through active management and expanding our asset base through acquisitions of additional mineral and royalty interests.

We currently own interests in leasehold acreage and non-operated working interests in natural gas and oil properties. Exploration and development of our natural gas and oil properties are conducted by third-party natural gas and oil exploration and production companies (primarily larger independent operating companies). We do not operate any of our natural gas and oil properties. While we previously have been an active working interest participant in wells drilled on our mineral and leasehold acreage, our current focus is on growth through mineral acquisitions and development of our significant mineral acreage inventory in our core areas of focus, which include the SCOOP, STACK and Arkoma Stack plays in Oklahoma, the Permian Basin in Texas and New Mexico, the Haynesville and Eagle Ford plays in Texas, the Fayetteville play in Arkansas, and the Bakken/Three Forks play in North Dakota. We have ceased taking working interest positions on our mineral and leasehold acreage and do not plan to take any going forward.

(13)

RESULTS OF OPERATIONS

Our results of operations are dependent primarily upon our: existing reserve quantities; costs associated with acquiring new reserves; production quantities and related production costs; and natural gas, oil and NGL prices. Although a significant amount of our revenue is currently derived from the production and sale of natural gas, oil and NGL on our working interests, a growing portion of our revenue is derived from royalties received from the production and sale of natural gas, oil and NGL.

THREE MONTHS ENDED DECEMBER 31, 2020, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019

Overview:

The Company recorded a first quarter 2021 net loss of $596,720, or $0.03 per share, as compared to a net income of $1,892,114, or $0.11 per share, in the 2020 quarter. The change in net income (loss) was principally the result of decreased natural gas, oil and NGL sales, decreased gain on asset sales and decreased lease bonuses and rental income, partially offset by a decrease in G&A, LOE, transportation, gathering and marketing expenses, production taxes, depreciation, depletion and amortization and changes in tax provision (benefit). These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Natural gas, oil and NGL sales	$6,424,979	$7,593,838	(15%)

The decrease in natural gas, oil and NGL sales was primarily due to decreases in oil and NGL prices of 24% and 3%, respectively, and decreases in natural gas and oil volumes of 10% and 11%, respectively. The following table outlines the Company’s production and average sales prices for natural gas, oil and NGL for the three-month periods of fiscal 2021 and 2020:

	Mcf	Average	Oil Bbls	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
12/31/2020	1,475,456	$2.34	58,675	$39.90	41,138	$15.20	2,074,334	$3.10
12/31/2019	1,647,827	$2.13	65,880	$52.60	39,230	$15.67	2,278,487	$3.33

The decrease in oil production was primarily due to postponement of workovers due to prevailing economic conditions, as well as naturally declining production in high interest wells in the Eagle Ford. This decrease was partially offset by new wells brought online in the SCOOP and STACK plays. The increase in NGL production was primarily attributable to increased production on high interest wells in liquid-rich gas areas of the STACK play. Natural gas volumes decreased as a result of naturally declining production in the Fayetteville Shale, Arkoma Stack and STACK plays, as well as production downtime in high-interest wells and curtailments in response to market conditions in the Arkoma Stack and STACK plays.

Total Production for the last five quarters was as follows:

Quarter ended	Mcf Sold	Oil Bbls Sold	NGL Bbls Sold	Mcfe Sold
12/31/2020	1,475,456	58,675	41,138	2,074,334
9/30/2020	1,423,602	55,626	46,737	2,037,779
6/30/2020	1,361,909	55,138	35,169	1,903,752
3/31/2020	1,529,367	93,141	47,487	2,373,135
12/31/2019	1,647,827	65,880	39,230	2,278,487

(14)

Royalty Interest Production for the last five quarters was as follows:

Quarter ended	Mcf Sold	Oil Bbls Sold	NGL Bbls Sold	Mcfe Sold
12/31/2020	487,925	27,840	14,948	744,653
9/30/2020	491,234	27,326	20,181	776,276
6/30/2020	544,249	28,468	16,574	814,501
3/31/2020	549,999	54,077	16,188	971,589
12/31/2019	562,813	25,701	11,402	785,431

Working Interest Production for the last five quarters was as follows:

Quarter ended	Mcf Sold	Oil Bbls Sold	NGL Bbls Sold	Mcfe Sold
12/31/2020	987,531	30,835	26,190	1,329,681
9/30/2020	932,368	28,300	26,556	1,261,503
6/30/2020	817,660	26,670	18,595	1,089,251
3/31/2020	979,368	39,064	31,299	1,401,546
12/31/2019	1,085,014	40,179	27,828	1,493,056

Lease Bonuses and Rental Income:

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Lease bonuses and rental income	$1,433	$527,699	(100%)

When the Company leases its mineral interests, an upfront cash payment, or lease bonus, is generally received. Lease bonuses and rental income decreased $526,266 in the 2021 quarter.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net	$613,314	$901,773	(32%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(867,350)	$(1,719,667)	50%
Gains (losses) on derivative contracts, net	$(254,036)	$(817,894)	69%

	As of December 31,
	2020	2019
Fair value of derivative contracts
Net asset (net liability)	$(1,574,997)	$774,477	(303%)

The net loss on derivative contracts in both periods was principally due to the natural gas and oil collars and fixed price swaps being less beneficial in relation to their respective contracted volumes and prices at the beginning of the periods. During the 2021 quarter, we received $613,314 on settled derivative contracts as compared to $901,733 received in the 2020 quarter.

The Company’s natural gas and oil costless collar contracts and fixed price swaps in place at December 31, 2020, had expiration dates of January 2021 through December 2022. The Company utilizes derivative contracts for the purpose of protecting its cash flow and return on investments.

(15)

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Lease operating expenses	$1,004,412	$1,181,671	(15%)
Lease operating expenses per MCFE	$0.48	$0.52	(8%)

The Company is responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normally recurring and nonrecurring expenses associated with the Company’s working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses related to oil and natural gas properties. Total LOE related to field operating costs decreased $177,259, or 15%, in the 2021 quarter compared to the 2020 quarter. The decrease in LOE rate was principally the result of the Company’s strategic decision to not participate with a working interest in new wells.

Transportation, Gathering and Marketing:

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Transportation, gathering and marketing	$1,280,965	$1,383,001	(7%)
Transportation, gathering and marketing per MCFE	$0.62	$0.61	2%

Transportation, gathering and marketing decreased $102,036 or 7% in the 2021 quarter. This decrease in costs was primarily driven by lower production in the 2021 quarter compared to the 2020 quarter. The increase in rate was primarily due to the change in natural gas sales in relation to other products. Natural gas sales bear the large majority of the Company’s transportation, gathering and marketing fees.

Production Taxes:

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Production taxes	$276,026	$327,281	(16%)
Production taxes as % of sales	4.3%	4.3%	(—%)

Production taxes are paid on produced oil and natural gas based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes decreased $51,255, or 16%, in the 2021 quarter. The decrease in amount was primarily the result of decreased natural gas, oil and NGL sales of $1,168,859 in the 2021 quarter as compared to the 2020 quarter.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Depreciation, depletion and amortization	$2,260,649	$2,955,701	(24%)
Depreciation, depletion and amortization per MCFE	$1.09	$1.30	(16%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $695,052, or 24%, in the 2021 quarter. $265,399 of the decrease resulted from production decreasing 9% in the 2021 quarter. Also, DD&A decreased $429,653 as a result of a $0.21 decrease in the DD&A rate per Mcfe. The rate decrease was mainly due to impairments taken at the end of fiscal 2019 and the 2020 second quarter, which lowered the basis of the assets. The rate decrease was partially offset by lower natural gas, oil and NGL prices utilized in the reserve calculations during the 2021 quarter, as compared to the 2020 quarter, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Interest expense:

(16)

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
Interest Expense	$301,898	$370,665	(19%)
Weighted average debt outstanding	$27,796,196	$35,094,158	(21%)

The decrease in interest expense is due to a lower average debt balance in the 2021 quarter as compared to the 2020 quarter.

Income Tax Expense:

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)

Provision (benefit) for income taxes	$(69,000)	$254,000	(127%)

Income taxes changed $323,000, from a $254,000 provision in the 2020 quarter to a $69,000 benefit in the 2021 quarter. The effective tax rate changed from a 12% provision in the 2020 quarter to a 10% benefit in the 2021 quarter.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

General and Administrative Costs (G&A):

	For the Three Months Ended December 31,
			Percent
	2020	2019	Incr. or (Decr.)
General and administrative	$1,731,097	$2,223,028	(22%)

G&A expenses are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A decreased $491,931 as compared to the 2020 quarter. The decrease was primarily due to cost reduction efforts by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $6,840,291 at December 31, 2020, compared to positive working capital of $13,335,880 at September 30, 2020, which included $7.3 million related to the first quarter acquisitions.

Liquidity:

Cash and cash equivalents were $1,163,818 as of December 31, 2020, compared to $10,690,395 at September 30, 2020, a decrease of $9,526,577. The decrease in cash is primarily associated with the closing of previously announced acquisitions, which were funded by the equity raise from September 2020. Cash flows for the three months ended December 31 are summarized as follows:

Net cash provided (used) by:	For the Three Months Ended December 31,
	2020	2019	Change

Operating activities	$471,381	$2,098,441	$(1,627,060)
Investing activities	(7,997,829)	(6,901,810)	(1,096,019)
Financing activities	(2,000,129)	(1,088,615)	(911,514)
Increase (decrease) in cash and cash equivalents	$(9,526,577)	$(5,891,984)	$(3,634,593)

(17)

Operating activities:

Net cash provided by operating activities decreased $1,627,060 during the 2021 period, as compared to the 2020 period, primarily the result of the following:

•	Decreased net receipts on derivative contracts of $288,459.
•	Receipts of natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $2,407,926.
•	Decreased payments for G&A and other expense of $969,469 (December 31, 2019 period includes severance to former CEO).
•	Decreased field operating expenses of $566,425.
•	Decreased interest payments of $75,449.
•	Decreased lease bonus receipts of $537,545.
•	Increased income tax payments of $4,473.

Investing activities:

Net cash used by investing activities increased $1,096,019 during the 2021 period, as compared to the 2020 period, primarily due to lower net proceeds from the sale of assets of $3,376,049 and higher payments of $22,818 for drilling and completion activity, partially offset by lower acquisition costs of $2,302,848 during 2021.

Financing activities:

Net cash used by financing activities increased $911,514 during the 2021 period, as compared to the 2020 period, primarily the result of higher net payments on long-term debt of $1,750,000 in 2021 compared to $425,000 in the prior year period, partially offset by decreased stock repurchases of $7,635 and a decrease of $430,093 in dividend payments as a result of a reduction in the Company’s quarterly dividend from $0.04 per share to $0.01 per share beginning with the June 2020 dividend payment.

Capital Resources:

Capital expenditures to drill and complete wells increased $22,818, or 22%, from the 2020 to the 2021 period as a result of increased workover activity in the 2021 period. The Company currently has no remaining commitments that would require significant capital to drill and complete wells as the Company ceased participating in any new wells with a working interest at the end of fiscal 2019.

Since the Company has decided to cease any further participation in wells with a working interest on its mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal going forward, as the expenditures will be limited to capital workovers to enhance existing wells.

On November 14, 2019, PHX closed on the sale of 530 net mineral acres in Eddy County, New Mexico, for $3.4 million. At the time of sale, the assets were mostly amortized and, therefore, had minimal net book value. The value received was a gain on the sale of assets of $3.3 million in the first quarter of 2020. The Company utilized a like-kind exchange under Internal Revenue Code Section 1031 to defer income tax on all of the gain by offsetting it with the STACK/SCOOP mineral acreage acquisition that was purchased during the quarter using qualified exchange accommodation agreements.

On December 18, 2019, PHX closed on the purchase of 700 net mineral acres in Kingfisher, Canadian and Garvin Counties, Oklahoma, for a purchase price of $9.3 million. This purchase was mostly funded with cash from our like-kind exchange sales.

On July 28, 2020, the Company closed on the sale of 5,925 non-producing mineral acres in northwestern Oklahoma for $0.8 million and a gain of $0.7 million, with the proceeds applied toward debt reduction.

(18)

On September 1, 2020, the Company closed on an underwritten public offering of 5,750,000 common shares (inclusive of overallotment option) with net proceeds of $8.2 million to PHX.

On October 8, 2020, the Company closed on the purchase of 297 net royalty acres in Grady County, Oklahoma, and 237 net mineral acres and 12 net royalty acres in Harrison, Panola and Nacogdoches Counties, Texas, for a purchase price of $5.5 million and 153,375 shares of PHX common stock, subject to customary closing adjustments. This purchase was mostly funded with cash from the common stock offering discussed above.

On November 12, 2020, the Company closed on the purchase of 134 net mineral acres in San Augustine County, Texas for a purchase price of $750,000.

On December 17, 2020, the Company closed on the purchase of an additional 89 net mineral acres in San Augustine County, Texas for a purchase price of $1 million.

The Company received lease bonus payments during fiscal 2021 totaling $232. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is difficult to project as the current economic downturn has decreased demand for new leasing by operators. However, management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future natural gas and oil production. Additionally, pursuant to the Credit Facility, the Company is required to enter into and maintain certain Swap Agreements (as defined in the Credit Facility) for a period of eighteen (18) months fixing prices on oil or gas expected to be produced. See Note 10: Derivatives for a complete list of the Company’s outstanding derivative contracts at December 31, 2020, and Note 13: Subsequent Events for a listing of additional contracts entered into through February 4, 2021.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Three months ended
December 31, 2020
Cash provided by operating activities	$471,381
Cash provided (used) by:

Capital expenditures - acquisitions	(7,869,746)
Capital expenditures - drilling and completion of wells	(128,083)
Quarterly dividends of $0.01 per share	(225,887)
Net borrowings (payments) on credit facility	(1,750,000)
Net proceeds from equity issuance	(24,242)
Net cash used	(9,997,958)

Net increase (decrease) in cash	$(9,526,577)

Outstanding borrowings on the Credit Facility at December 31, 2020, were $27,000,000. As of February 1, 2021, outstanding borrowings were $26,000,000.

Looking forward, the Company expects to fund overhead costs and any dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing the Credit Facility. The Company intends to use any excess cash to repay outstanding debt which would strengthen the Company’s Balance Sheet. The Company had availability of $3 million at December 31, 2020, under its Credit Facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by the Credit Facility, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 3.5:1.

The borrowing base under the Credit Facility was redetermined on December 4, 2020. The amendment reduced the Quarterly Commitment Reductions from $1,000,000 to $600,000, reduced the consolidated cash balance in the anti-cash hoarding provision from $2,000,000 to $1,000,000, and changed the debt to EBITDA ratio from 4.0:1.00 to 3.50:1.00. The borrowing base after Quarterly Commitment Reductions was reaffirmed at $30,000,000, and includes a Quarterly Commitment Reduction, whereby the borrowing base is reduced by $600,000 each April 15, July 15, October 15 and January 15, commencing on January 15, 2021. Despite the

(19)

reduction in the borrowing base, we do not expect it will impact the liquidity needed to maintain our normal operating strategies. The next expected redetermination will occur in June 2021.

Going forward, we expect that capital expenditures to drill and complete wells are expected to be immaterial. Anticipated cash provided by operating activities may be reduced due to more frequent production stoppages, as it is currently not economic for some operators to continue to produce in the current economic environment. Based on anticipated cash provided by operating activities for 2021 and availability under the Credit Facility, the Company has sufficient liquidity to fund its ongoing operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those the Company believes are most important to portraying its financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. Other than the adoption of ASC 326 on October 1, 2020, there have been no material changes to the critical accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue, especially in light of the ongoing COVID-19 pandemic and related economic repercussions. The financial condition, liquidity and results of operations of the Company may be adversely impacted by precipitous changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2021 will impact the amount of cash generated from operating activities, which will in turn impact the level of the Company’s capital expenditures and production. Excluding the impact of the Company’s 2021 derivative contracts, the price sensitivity in 2021 for each $1.00 per barrel change in wellhead oil price is $269,785 for operating revenue based on the Company’s prior year oil volumes. The price sensitivity in 2021 for each $0.10 per Mcf change in wellhead natural gas price is $596,271 for operating revenue based on the Company’s prior year natural gas volumes.

Commodity Price Risk

The Company utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. The Company’s derivative contracts are currently with Bank of Oklahoma. The derivative contracts with Bank of Oklahoma are secured under the Credit Facility with Bank of Oklahoma. These arrangements cover only a portion of the Company’s production, provide only partial price protection against declines in natural gas and oil prices and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $162,000. For the Company’s oil collars, a change of $1.00 (below or above the collar) in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $76,471. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $113,000. For the Company’s natural gas collars, a change of $.10 (below or above the collar) in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $420,305.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Credit Facility. Borrowings under the Credit Facility bear interest at the BOK prime rate plus from 1.00% to 1.75%, or 30 day LIBOR plus from 2.50% to 3.25%. At December 31, 2020, the Company had $27,000,000 outstanding under the Credit Facility and the effective interest rate was 4.25%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $270,000, based on the balance outstanding at December 31, 2020.

(20)

The Company does not believe that its liquidity has been materially affected by the interest rate uncertainties noted in the last few years, and the Company does not believe that its liquidity to fund its ongoing operations will be significantly impacted in the near future.

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

PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, the Company maintains insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that it believes are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against the Company.

ITEM 1A   RISK FACTORS

The Company is subject to certain risks and hazards due to the nature of its business activities.  For a discussion of these risks, please refer to Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to the risk factors contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect business, financial condition or future results.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2020, the Company did not repurchase any shares of the Company’s common stock.

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

On October 8, 2020, the Company issued 153,375 shares of the Company’s common stock to Red Stone Resources, LLC as part of the consideration for an asset purchase from Red Stone Resources, LLC.  In exchange for the shares, the Company received a $250,000 credit against the purchase price for the assets. The shares were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

(21)

ITEM 6	EXHIBITS

(a)	EXHIBITS

Exhibit 3.1 – Amended and Restated Certificate of Incorporation of PHX Minerals Inc.

Exhibit 10.1 – Eighth Amendment to Amended and Restated Credit Agreement, dated December 4, 2020, by and among PHX Minerals Inc., the lenders party thereto and BOFK, NA dba Bank of Oklahoma, as administrative agent for the lenders and as issuing bank (incorporated by reference to Form 8-K dated December 7, 2020)

Exhibit 31.1 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS – XBRL Instance Document
Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB – XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document Exhibit 104 – Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHX MINERALS INC.
PHX MINERALS INC.

February 8, 2021	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

February 8, 2021	/s/ Ralph D’Amico
Date	Ralph D’Amico, Vice President,
Chief Financial Officer

(22)