Form 10-Q
period 2021-03-31
PHX MINERALS INC.
filed 2021-05-06
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  March 31, 2021

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

Outstanding shares of Class A Common stock (voting) at May 6, 2021: 30,401,168 shares

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

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	September 30, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,270,482	$10,690,395
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	4,712,793	2,943,220
Refundable income taxes	2,448,871	3,805,227
Other	752,248	351,088
Total current assets	9,184,394	17,789,930

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	329,708,071	324,886,491
Non-producing natural gas and oil properties	21,012,897	18,993,814
Other	582,444	582,444
	351,303,412	344,462,749
Less accumulated depreciation, depletion and amortization	(265,863,136)	(263,590,801)
Net properties and equipment	85,440,276	80,871,948

Operating lease right-of-use assets	649,500	690,316
Other, net	593,150	669,641

Total assets	$95,867,320	$100,021,835

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$672,507	$997,637
Derivative contracts, net	3,000,530	281,942
Current portion of operating lease liability	129,672	127,108
Accrued liabilities and other	1,382,066	1,297,363
Short-term debt	-	1,750,000
Total current liabilities	5,184,775	4,454,050

Long-term debt	23,500,000	27,000,000
Deferred income taxes, net	1,041,007	1,329,007
Asset retirement obligations	2,927,662	2,897,522
Derivative contracts, net	625,179	425,705
Operating lease liability, net of current portion	856,142	921,625

Stockholders' equity:
Class A voting common stock, $0.01666 par value; 36,000,500 shares authorized; 22,825,226 issued at March 31, 2021, and Class A voting common stock, $0.01666 par value; 24,000,500 shares authorized; 22,647,306 issued at September 30, 2020	380,268	377,304
Capital in excess of par value	11,150,749	10,649,611
Deferred directors' compensation	1,633,939	1,874,007
Retained earnings	54,402,724	56,244,100
	67,567,680	69,145,022
Less treasury stock, at cost; 390,267 shares at March 31, 2021, and 411,487 shares at September 30, 2020	(5,835,125)	(6,151,096)
Total stockholders' equity	61,732,555	62,993,926
Total liabilities and stockholders' equity	$95,867,320	$100,021,835

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues:	(unaudited)		(unaudited)
Natural gas, oil and NGL sales	$8,345,825	$7,217,618	$14,770,804	$14,811,456
Lease bonuses and rental income	58,554	22,092	59,987	549,791
Gains (losses) on derivative contracts	(2,348,143)	4,071,577	(2,602,179)	3,253,683
Gain on asset sales	23,257	-	43,525	3,272,888
	6,079,493	11,311,287	12,272,137	21,887,818
Costs and expenses:
Lease operating expenses	1,030,651	1,542,199	2,035,063	2,723,870
Transportation, gathering and marketing	1,319,514	1,356,628	2,600,479	2,739,629
Production taxes	443,154	373,754	719,180	701,035
Depreciation, depletion and amortization	1,777,817	3,373,518	4,038,466	6,329,219
Provision for impairment	-	29,545,702	-	29,545,702
Interest expense	267,865	346,573	569,763	717,238
General and administrative	2,059,476	2,174,661	3,790,573	4,397,689
Other expense (income)	(102,261)	40,066	(98,944)	29,136
	6,796,216	38,753,101	13,654,580	47,183,518
Income (loss) before provision (benefit) for income taxes	(716,723)	(27,441,814)	(1,382,443)	(25,295,700)

Provision (benefit) for income taxes	(217,000)	(6,987,000)	(286,000)	(6,733,000)

Net income (loss)	$(499,723)	$(20,454,814)	$(1,096,443)	$(18,562,700)

Basic and diluted earnings (loss) per common share (Note 4)	$(0.02)	$(1.24)	$(0.05)	$(1.12)

Basic and diluted weighted average shares outstanding:
Common shares	22,429,777	16,384,687	22,403,678	16,362,057
Unissued, directors' deferred compensation shares	178,597	139,390	177,923	186,443
	22,608,374	16,524,077	22,581,601	16,548,500

Dividends declared per share of common stock and paid in period	$0.01	$0.04	$0.02	$0.08

Dividends declared per share of
common stock and to be paid in quarter ended June 30	$0.01	$-

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2021

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2020	22,647,306	$377,304	$10,649,611	$1,874,007	$56,244,100	(411,487)	$(6,151,096)	$62,993,926

Net income (loss)	-	-	-	-	(596,720)	-	-	(596,720)
Equity offering	153,375	2,555	223,203	-	-	-	-	225,758
Restricted stock awards	-	-	122,978	-	-	-	-	122,978
Dividends ($0.02 per share)	-	-	-	-	(454,936)	-	-	(454,936)
Distribution of restricted stock to officers and directors	-	-	(316,886)	-	-	21,220	317,239	353
Increase in deferred directors' compensation charged to expense	-	-	-	44,527	-	-	-	44,527
Balances at December 31, 2020	22,800,681	$379,859	$10,678,906	$1,918,534	$55,192,444	(390,267)	$(5,833,857)	$62,335,886
(unaudited)
Net income (loss)	-	-	-	-	(499,723)	-	-	(499,723)
Equity offering	-	-	(29,240)	-	-	-	-	(29,240)
Restricted stock awards	-	-	161,170	-	-	-	-	161,170
Dividends ($0.01 per share)	-	-	-	-	(289,997)	-	-	(289,997)
Distribution of restricted stock to officers and directors	-	-	-	-	-	-	(1,268)	(1,268)
Distribution of deferred directors' compensation	24,545	409	339,913	(340,322)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	55,727	-	-	-	55,727
Balances at March 31, 2021	22,825,226	$380,268	$11,150,749	$1,633,939	$54,402,724	(390,267)	$(5,835,125)	$61,732,555
(unaudited)

Six Months Ended March 31, 2020

	Class A voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2019	16,897,306	$281,509	$2,967,984	$2,555,781	$81,848,301	(558,051)	$(8,344,042)	$79,309,533

Net income (loss)	-	-	-	-	1,892,114	-	-	1,892,114
Purchase of treasury stock	-	-	-	-	-	(632)	(7,635)	(7,635)
Restricted stock awards	-	-	148,515	-	-	-	-	148,515
Dividends ($0.08 per share)	-	-	-	-	(1,319,899)	-	-	(1,319,899)
Distribution of restricted stock to officers and directors	-	-	(82,821)	-	-	5,546	82,914	93
Increase in deferred directors' compensation charged to expense	-	-	-	86,212	-	-	-	86,212
Balances at December 31, 2019	16,897,306	$281,509	$3,033,678	$2,641,993	$82,420,516	(553,137)	$(8,268,763)	$80,108,933
(unaudited)
Net income (loss)	-	-	-	-	(20,454,814)	-	-	(20,454,814)
Restricted stock awards	-	-	343,101	-	-	-	-	343,101
Distribution of deferred directors' compensation	-	-	(112,396)	(603,485)	-	47,885	715,880	(1)
Increase in deferred directors' compensation charged to expense	-	-	-	53,918	-	-	-	53,918
Balances at March 31, 2020	16,897,306	$281,509	$3,264,383	$2,092,426	$61,965,702	(505,252)	$(7,552,883)	$60,051,137
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(3)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2021	2020
Operating Activities	(unaudited)
Net income (loss)	$(1,096,443)	$(18,562,700)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,038,466	6,329,219
Impairment of producing properties	-	29,545,702
Provision for deferred income taxes	(288,000)	(4,711,000)
Gain from leasing fee mineral acreage	(57,493)	(544,979)
Proceeds from leasing fee mineral acreage	64,047	559,462
Net (gain) loss on sales of assets	(62,097)	(3,265,449)
Directors' deferred compensation expense	100,254	140,130
Total (gain) loss on derivative contracts	2,602,179	(3,253,683)
Cash receipts (payments) on settled derivative contracts	315,883	1,530,912
Restricted stock awards	284,148	491,616
Other	31,544	7,225
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	(1,732,801)	1,168,943
Other current assets	(388,864)	(232,349)
Accounts payable	(340,404)	117,561
Income taxes receivable	1,356,356	(2,072,428)
Other non-current assets	56,545	50,010
Accrued liabilities	(206,213)	(1,189,850)
Total adjustments	5,773,550	24,671,042
Net cash provided by operating activities	4,677,107	6,108,342

Investing Activities
Capital expenditures	(425,098)	(139,755)
Acquisition of minerals and overrides	(7,934,504)	(10,254,016)
Proceeds from sales of assets	21,000	3,376,049
Net cash provided (used) by investing activities	(8,338,602)	(7,017,722)

Financing Activities
Borrowings under Credit Facility	-	5,561,725
Payments of loan principal	(5,250,000)	(8,986,725)
Net proceeds from equity issuance	(53,482)	-
Purchases of treasury stock	-	(7,635)
Payments of dividends	(454,936)	(1,319,899)
Net cash provided (used) by financing activities	(5,758,418)	(4,752,534)

Increase (decrease) in cash and cash equivalents	(9,419,913)	(5,661,914)
Cash and cash equivalents at beginning of period	10,690,395	6,160,691
Cash and cash equivalents at end of period	$1,270,482	$498,777

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$289,997	$-
Additions to asset retirement obligations	$-	$4

Gross additions to properties and equipment	$8,759,616	$10,229,121

Equity offering used for acquisitions	(250,000)	-
Net (increase) decrease in accounts payable for properties and equipment additions	(150,014)	164,650
Capital expenditures and acquisitions	$8,359,602	$10,393,771

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

Recent Accounting Pronouncements

Standard	Description	Date of Adoption	Impact on Financial Statements or Other Significant Matters
New Accounting Pronouncements yet to be Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes.	This standard is intended to clarify and simplify the accounting for income taxes by removing certain exceptions and amending existing guidance.	Q1 2022

This standard is effective for public business entities beginning after December 15, 2020, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its financial statements and related disclosures.

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

See Note 9 for discussion of the Company’s accounting for derivative contracts.

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

(5)

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Six Months Ended March 31, 2021
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$2,366,427	$2,006,670	$4,373,097	$3,556,592	$4,275,306	$7,831,898
Oil revenue	1,717,069	1,427,852	3,144,921	2,814,021	2,671,966	5,485,987
NGL revenue	410,851	416,956	827,807	641,189	811,730	1,452,919
Natural gas, oil and NGL sales	$4,494,347	$3,851,478	$8,345,825	$7,011,802	$7,759,002	$14,770,804

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$1,057,610	$1,444,976	$2,502,586	$2,330,724	$3,685,305	$6,016,029
Oil revenue	2,548,648	1,641,643	4,190,291	3,961,859	3,693,944	7,655,803
NGL revenue	196,311	328,430	524,741	419,088	720,536	1,139,624
Natural gas, oil and NGL sales	$3,802,569	$3,415,049	$7,217,618	$6,711,671	$8,099,785	$14,811,456

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s Balance Sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the three and six months ended March 31, 2021 and 2020, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods for existing wells was immaterial and considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to us. Through cash received on new wells, in the 2021 second quarter, the Company identified several producing properties on our minerals that had production dates prior to the 2021 second quarter. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the second quarter Natural gas, oil and NGL sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in Natural gas, oil and NGL sales receivables. In connection with obtaining more relevant information on new wells on Company acreage, we have recorded a change in estimate for new wells to Natural gas, oil and NGL sales totaling $562,428 of which $246,405 related to the production periods before October 1, 2020, and $316,023 related to the first quarter of 2021.

Through the use of new technological platforms as well as cash received on new wells, in the 2020 second quarter, the Company identified several producing properties on our minerals that had production dates prior to the 2020 second quarter. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the second quarter Natural gas, oil and NGL sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in Natural gas, oil and NGL sales receivables. In connection with obtaining more relevant information identifying additional new wells on Company acreage, we have recorded a change in estimate for new wells to Natural gas, oil and NGL sales totaling $1,140,171 of which $651,681 related to the production periods before October 1, 2019, and $488,490 related to first quarter of 2020.

(6)

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. The federal and Oklahoma excess percentage depletion estimates will be updated throughout the year until finalized with detailed well-by-well calculations at fiscal year-end. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the six months ended March 31, 2021, was a 21% benefit as compared to a 27% benefit for the six months ended March 31, 2020. The effective tax rate for the quarter ended March 31, 2021, was a 30% benefit as compared to a 25% benefit for the quarter ended March 31, 2020.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the 30% limitation on interest expense deductibility under Section 163(j) of the Internal Revenue Code (“IRC”) to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. On July 28, 2020, final regulations were issued under Section 163(j) of the IRC which modified the calculation under the previous proposed regulations of adjusted taxable income for purposes of the 50% limitation on interest expense. Under the final regulations, depreciation, amortization, and depletion capitalizable under Section 263A of the IRC is now added back to tentative taxable income.  This change allows all interest expense to be deductible for 2020 and reduces the associated deferred tax asset to zero. During the quarter ended March 31, 2021, the Company received a tax refund associated with the alternative minimum tax (AMT) credits totaling $1.4 million, which was accelerated due to the CARES Act. Additionally, the Company has a $2.2 million receivable associated with the carryback of the 2020 federal net operating loss.

NOTE 4: Basic and Diluted Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of voting common shares outstanding, including unissued, vested directors’ deferred compensation shares during the period.

NOTE 5: Long-Term Debt

The Company has a $200,000,000 credit facility with a group of banks headed by Bank of Oklahoma (BOK) with a borrowing base of $29,400,000 as of March 31, 2021, and a maturity date of November 30, 2022 (as amended, the “Credit Facility”). The Credit Facility is subject to at least semi-annual borrowing base determinations, wherein BOK applies its commodity pricing forecast to the Company’s reserve forecast and determines a borrowing base. The Credit Facility is secured by all of the Company’s producing oil and gas properties. The interest rate is based on BOK prime plus from 1.00% to 1.75%, or 30-day LIBOR plus from 2.50% to 3.25%. The election of BOK prime or LIBOR is at the Company’s discretion. The interest rate spread from BOK prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as the ratio of loan balance to the borrowing base increases. At March 31, 2021, the effective interest rate was 4.00%.

The Company’s debt is recorded at the carrying amount on its Balance Sheets. The carrying amount of the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in Other, net on the Company’s Balance Sheets. Total debt issuance cost net of amortization as of March 31, 2021 was $195,073. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base are made semi-annually (usually in June and December) or whenever the banks, in their discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. On December 4, 2020, the Company entered into the eighth amendment to the Credit Facility. The amendment reduced the Quarterly Commitment Reductions from $1,000,000 to $600,000, reduced the consolidated cash balance in the anti-cash hoarding provision from $2,000,000 to $1,000,000, and changed the debt to EBITDA ratio from 4.0:1.00 to 3.50:1.00. The borrowing base after Quarterly

(7)

Commitment Reductions was reaffirmed at $30,000,000. The next redetermination occurred in April 2021. See Note 12: Subsequent Events for further discussion.

The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, payment of dividends and acquisitions of stock. In addition, the Company is required to maintain certain financial ratios, a current ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDA ratio (as defined in the Credit Facility) of no more than 3.5 to 1.0 based on the trailing twelve months. Pursuant to the Credit Facility, the Company is also required to enter into and maintain certain Swap Agreements (as defined in the Credit Facility) for a period of eighteen (18) months fixing prices on oil or gas expected to be produced. At March 31, 2021, the Company was in compliance with the covenants of the Credit Facility, had $23,500,000 outstanding under the Credit Facility and had $5,900,000 of borrowing base availability under the Credit Facility.

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

NOTE 7: Restricted Stock Plan

On March 22, 2021, the Company awarded 125,000 time-based shares of the Company’s common stock as restricted stock to its non-employee directors. These time-based shares had a fair value on their award date of $396,252. On January 5, 2021, the Company awarded 303,750 market-based shares of the Company’s common stock as restricted stock to certain officers. Upon vesting, the market-based shares that do not meet certain performance criteria are forfeited. The market-based shares contain non-forfeitable rights to receive dividends and to vote the shares during the vesting period. These market-based shares had a fair value on their award date of $826,457.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The dilutive impact of all restricted stock plans is immaterial for all periods presented.

The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2021 and 2020, related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Market-based, restricted stock	$79,118	$200,761	$89,365	$274,903
Time-based, restricted stock	82,052	142,340	194,783	216,713
Performance-based, restricted stock	-	-	-	-
Total compensation expense	$161,170	$343,101	$284,148	$491,616

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table:

	As of March 31, 2021
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$804,745	2.67
Time-based, restricted stock	764,298	1.21
Performance-based, restricted stock	-
Total	$1,569,043

(8)

NOTE 8: Properties and Equipment

Properties and equipment and related accumulated DD&A as of March 31, 2021, and September 30, 2020, are as follows:

	March 31, 2021	September 30, 2020
Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	$329,708,071	$324,886,491
Non-producing natural gas and oil properties	21,012,897	18,993,814
Other property and equipment	582,444	582,444
	351,303,412	344,462,749
Less accumulated depreciation, depletion and amortization	(265,863,136)	(263,590,801)
Net properties and equipment	$85,440,276	$80,871,948

Divestitures

During the first and second quarters of 2021, the Company had no significant divestitures.

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

Acquisitions

On January 21, 2021, the Company closed on the purchase of 11 net mineral acres in Harrison County, Texas, for a consideration of $362,486.

On December 17, 2020, the Company closed on the purchase of an additional 89 net mineral acres in San Augustine County, Texas, for a purchase price of $1 million.

On November 12, 2020, the Company closed on the purchase of 134 net mineral acres in San Augustine County, Texas, for a purchase price of $750,000.

On October 8, 2020, the Company closed on the purchase of 297 net royalty acres in Grady County, Oklahoma, and 237 net mineral acres and 12 net royalty acres in Harrison, Panola and Nacogdoches Counties, Texas, for a purchase price of $5.5 million and 153,375 shares of PHX common stock. This purchase was largely funded with cash from the common stock offering that closed on September 1, 2020.

These fiscal year 2021 purchases were accounted for as asset acquisitions.

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

(9)

Impairment

All long-lived assets, principally natural gas and oil properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as: inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three and six months ended March 31, 2021, the assessment resulted in no impairment provisions on producing properties.

During the quarter ended March 31, 2020, the Company recorded an impairment in the carrying value of evaluated oil and gas properties of $29.5 million, of which $19.3 million and $7.3 million was recorded on our Fayetteville Shale and Eagle Ford fields, respectively. The remaining $2.9 million of impairment was taken on other producing assets. The discounted cash flows of the properties were prepared using NYMEX strip pricing as of March 31, 2020, using a discount rate of 10% for proved developed and assigning no value to undeveloped locations. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, were the primary reason for impairment in this field. The impairment of the Eagle Ford assets at March 31, 2020, was due to the decline in commodity prices over fiscal 2020.

NOTE 9: Derivatives

The Company has entered into commodity price derivative agreements, including fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to short-term fluctuations in the price of natural gas and oil. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price, or require payments by the Company if the index price is above the fixed price. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. These contracts cover only a portion of the Company’s natural gas and oil production and provide only partial price protection against declines in natural gas and oil prices. The Company’s derivative contracts are currently with Bank of Oklahoma. The derivative contracts with Bank of Oklahoma are secured under the Credit Facility with Bank of Oklahoma (see Note 5: Long-Term Debt). The derivative instruments have settled or will settle based on the prices below:

Derivative contracts in place as of March 31, 2021

Contract period (Calendar Year)	Contract total volume	Index	Contract average price
Natural gas costless collars
Remaining 2021	2,207,500 Mmbtu	NYMEX Henry Hub	$2.35 floor / $3.04 ceiling
2022	2,200,500 Mmbtu	NYMEX Henry Hub	$2.40 floor / $3.12 ceiling
2023	86,000 Mmbtu	NYMEX Henry Hub	$2.25 floor / $2.96 ceiling
Natural gas fixed price swaps
Remaining 2021	1,166,500 Mmbtu	NYMEX Henry Hub	$2.80
2022	377,500 Mmbtu	NYMEX Henry Hub	$2.61
2023	84,000 Mmbtu	NYMEX Henry Hub	$2.56
Oil costless collars
Remaining 2021	33,500 Bbls	NYMEX WTI	$36.76 floor / $45.00 ceiling
2022	68,500 Bbls	NYMEX WTI	$40.25 floor / $50.35 ceiling
Oil fixed price swaps
Remaining 2021	87,000 Bbls	NYMEX WTI	$39.37
2022	59,000 Bbls	NYMEX WTI	$41.51

(10)

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $3,625,709 as of March 31, 2021, and a net liability of $707,647 as of September 30, 2020. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cash received (paid) on derivative contracts:
Natural gas costless collars	$(122)	$-	$(9,089)	$-
Natural gas fixed price swaps	3,105	500,520	1,242	1,220,320
Oil costless collars	(112,590)	87,997	(23,646)	201,696
Oil fixed price swaps	(187,824)	40,622	347,376	108,896
Cash received (paid) on derivative contracts, net	$(297,431)	$629,139	$315,883	$1,530,912
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(81,881)	$21,983	$597,080	$27,883
Natural gas fixed price swaps	(6,291)	(113,956)	282,596	(685,765)
Oil costless collars	(696,360)	954,260	(1,107,246)	473,804
Oil fixed price swaps	(1,266,180)	2,580,151	(2,690,492)	1,906,849
Non-cash gain (loss) on derivative contracts, net	$(2,050,712)	$3,442,438	$(2,918,062)	$1,722,771
Gains (losses) on derivative contracts, net	$(2,348,143)	$4,071,577	$(2,602,179)	$3,253,683

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

The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's Balance Sheets at March 31, 2021, and September 30, 2020. The Company has offset all amounts subject to master netting agreements in the Company's Balance Sheets at March 31, 2021, and September 30, 2020.

	March 31, 2021				September 30, 2020
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$106,480	$3,107,010	$177,756	$802,935	$864,466	$1,146,408	$425,705
Offsetting adjustments	(106,480)	(106,480)	(177,756)	(177,756)	(864,466)	(864,466)	-
Net presentation on Condensed Balance Sheets	$-	$3,000,530	$-	$625,179	$-	$281,942	$425,705

(a) See Note 10: Fair Value Measurements for further disclosures regarding fair value of financial instruments.

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

(11)

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021:

	Fair Value Measurement at March 31, 2021
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(2,472,697)	$-	$(2,472,697)
Derivative Contracts - Collars	$-	$(1,153,012)	$-	$(1,153,012)

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

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy:

	Quarter Ended March 31,
	2021		2020
	Fair Value	Impairment	Fair Value	Impairment
Producing Properties (a)	$-	$-	$5,288,710	$29,315,807

	Six Months Ended March 31,
	2021		2020
	Fair Value	Impairment	Fair Value	Impairment
Producing Properties (a)	$-	$-	$5,288,710	$29,315,807

(a) When indicators of impairment are present, the Company assesses the carrying value of its producing properties for impairment. This assessment utilized estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of future natural gas, oil and NGL prices using a forward NYMEX curve adjusted for projected inflation, locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates. These assessments identified certain properties with carrying value in excess of their calculated fair values. This table excludes impairments on properties that were written off during the three months ended March 31, 2020 in the amount $229,895.

At March 31, 2021, and September 30, 2020, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

NOTE 11: Commitments and Contingencies

Litigation

(12)

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

NOTE 12: Subsequent Events

Bank Redetermination

On April 7, 2021, the Company entered into a Ninth Amendment (the “Amendment”) to its Amended and Restated Credit Agreement, dated November 25, 2013 (as amended from time to time, the “Credit Facility”) with BOKF, NA dba Bank of Oklahoma, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders thereto. The Amendment, among other things, reduces the Company’s borrowing base under the Credit Facility to $29.0 million, extends the maturity date one year to November 30, 2023 and reduces the Quarterly Commitment Reductions from $600,000 to $500,000, commencing on April 15, 2021. Additionally, the Amendment increases the Company’s distribution allowance from $1.0 million to $1.5 million per annum for a period of one year from the date of the Amendment and extends this allowance beyond the date that is one year following the date of the Amendment so long as (i) the Available Commitment is greater than or equal to 20% of the Total Commitment and (ii) the Leverage Ratio on a pro forma basis does not exceed 2.75 to 1.00. The existing prohibition of all Restricted Payments other than the subject distribution allowance and the existing requirement that immediately after giving effect to a permitted Restricted Payment, no Default or Event of Default may exist or result therefrom are to remain in effect.

The Amendment also provides that any cash actually received by the Company in an equity raise is considered “Excluded Cash” (previously, this was limited to cash actually received by the Company in an equity raise on or prior to December 24, 2020) and that such cash may be used for acquisitions by the Company without BOKF’s prior written consent.  The capitalized terms which are not defined in this description of the Amendment shall have the meaning given to such terms in the Credit Facility.

Debt Payment

Subsequent to March 31, 2021, the Company paid down an additional $1,750,000 under the Credit Facility, bringing the total outstanding debt balance to $21,750,000, as of April 28, 2021.

Equity Offering

Subsequent to March 31, 2021, the Company closed on an underwritten public offering of 6,175,000 common shares (inclusive of overallotment option) with estimated net proceeds of $11.2 million to the Company.  The Company intends to use the net proceeds of the offering to fund the Acquisition (as hereinafter defined) and for general corporate purposes.

Acquisition

On April 30, 2021, the Company closed on the acquisition of certain mineral and royalty assets located in Stephens, Carter, Canadian, McClain, Murray, and Garvin Counties, Oklahoma, for aggregate consideration of approximately $10,939,875 (the “Acquisition”), pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) entered into by the Company with Palmetto Investment Partners, LLC, Palmetto Investment Partners II, LLC and Crestwood Exploration Partners, LLC, on April 14, 2021. The Acquisition includes mineral and royalty assets totaling approximately 2,514 net royalty acres and 1,889 net mineral acres in the SCOOP play. The Acquisition has an effective date of November 1, 2020.

Total consideration for the Acquisition after purchase price adjustments included a cash payment of approximately $8,539,875 and the issuance of 1,200,000 shares of common stock (the “Equity Consideration”), which are being held in escrow to satisfy potential indemnification claims under the Purchase Agreement. The Purchase Agreement includes registration rights relating to the Equity Consideration pursuant to which the Company agrees to register with the Securities and Exchange Commission the shares constituting the Equity Consideration.  The Company agrees to file a resale registration statement and to use reasonable best efforts to cause such registration statement to be declared effective as promptly as possible after the filing thereof.

(13)

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

THREE MONTHS ENDED MARCH 31, 2021, COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Overview:

The Company recorded a second quarter 2021 net loss of $499,723, or $0.02 per share, as compared to a net loss of $20,454,814, or $1.24 per share, in the 2020 quarter. The change in net loss was principally the result of increased natural gas, oil and NGL sales and decreased G&A, LOE, transportation, gathering and marketing expenses, depreciation, depletion and amortization and impairment expense, partially offset by a decrease in gain (losses) on derivative contracts and income tax benefit. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Natural gas, oil and NGL sales	$8,345,825	$7,217,618	16%

The increase in natural gas, oil and NGL sales was primarily due to increases in natural gas, oil and NGL prices of 54%, 24% and 101%, respectively, and an increase in natural gas volumes of 13%, partially offset by a decrease in oil and NGL volumes of 40% and 22%, respectively. The following table outlines the Company’s production and average sales prices for natural gas, oil and NGL for the three-month periods of fiscal 2021 and 2020:

	Mcf	Average	Oil Bbls	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2021	1,735,820	$2.52	56,269	$55.89	37,228	$22.24	2,296,802	$3.63
3/31/2020	1,529,367	$1.64	93,141	$44.99	47,487	$11.05	2,373,135	$3.04

The decrease in oil production was primarily due to naturally declining production in high-interest wells brought online during the first quarter of 2020 in the Bakken play, as well as reduced drilling and completion activity in 2021, compared to 2020 in the Eagle Ford and SCOOP plays due to prevailing economic conditions. The decrease in NGL production was primarily attributable

(14)

to production downtime and curtailments in high-interest wells in response to market conditions in the SCOOP and STACK plays, as well as naturally declining production in liquid-rich gas areas of the Anadarko Granite Wash play. Natural gas volumes increased as a result of acquisitions in the Haynesville Shale, which were partially offset by naturally declining production in the Fayetteville Shale, production downtime and curtailments in high-interest wells in response to market conditions in the STACK and SCOOP plays.

Total Production for the last five quarters was as follows:

Quarter ended	Mcf Sold	Oil Bbls Sold	NGL Bbls Sold	Mcfe Sold
3/31/2021	1,735,820	56,269	37,228	2,296,802
12/31/2020	1,475,456	58,675	41,138	2,074,334
9/30/2020	1,423,602	55,626	46,737	2,037,779
6/30/2020	1,361,909	55,138	35,169	1,903,752
3/31/2020	1,529,367	93,141	47,487	2,373,135

Royalty Interest Production for the last five quarters was as follows:

Quarter ended	Mcf Sold	Oil Bbls Sold	NGL Bbls Sold	Mcfe Sold
3/31/2021	924,969	31,768	19,088	1,230,105
12/31/2020	487,925	27,840	14,948	744,653
9/30/2020	491,234	27,326	20,181	776,276
6/30/2020	544,249	28,468	16,574	814,501
3/31/2020	549,999	54,077	16,188	971,589

Working Interest Production for the last five quarters was as follows:

Quarter ended	Mcf Sold	Oil Bbls Sold	NGL Bbls Sold	Mcfe Sold
3/31/2021	810,851	24,501	18,140	1,066,697
12/31/2020	987,531	30,835	26,190	1,329,681
9/30/2020	932,368	28,300	26,556	1,261,503
6/30/2020	817,660	26,670	18,595	1,089,251
3/31/2020	979,368	39,064	31,299	1,401,546

Lease Bonuses and Rental Income:

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Lease bonuses and rental income	$58,554	$22,092	165%

When the Company leases its mineral interests, an upfront cash payment, or lease bonus, is generally received. Lease bonuses and rental income increased $36,462 in the 2021 quarter primarily as the result of increased leasing activity in the second quarter of 2021.

(15)

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

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net	$(297,431)	$629,139	(147%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(2,050,712)	$3,442,438	(160%)
Gains (losses) on derivative contracts, net	$(2,348,143)	$4,071,577	(158%)

	As of March 31,
	2021	2020
Fair value of derivative contracts
Net asset (net liability)	$(3,625,709)	$4,216,915	(186%)

The net loss on derivative contracts in the current period was principally due to the natural gas and oil collars and fixed price swaps being less beneficial in relation to their respective contracted volumes and prices at the beginning of the period, compared to such natural gas and oil collars and fixed price swaps being more beneficial in the second quarter of 2020 causing a net gain.

The Company’s natural gas and oil costless collar contracts and fixed price swaps in place at March 31, 2021, had expiration dates of April 2021 through February 2023. The Company utilizes derivative contracts for the purpose of protecting its cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Lease operating expenses	$1,030,651	$1,542,199	(33%)
Lease operating expenses per MCFE	$0.45	$0.65	(31%)

The Company is responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normally recurring and nonrecurring expenses associated with the Company’s working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses related to natural gas and oil properties. Total LOE related to field operating costs decreased $511,548, or 33%, in the 2021 quarter compared to the 2020 quarter. The decrease in LOE rate was principally the result of the Company’s strategic decision to not participate with a working interest in new wells.

Transportation, Gathering and Marketing:

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Transportation, gathering and marketing	$1,319,514	$1,356,628	(3%)
Transportation, gathering and marketing per MCFE	$0.57	$0.57	(—%)

Transportation, gathering and marketing decreased $37,114, or 3%, in the 2021 quarter. This decrease in costs was primarily driven by slightly lower production in the 2021 quarter compared to the 2020 quarter. The consistent rate per Mcfe was primarily due to the change in natural gas sales in relation to other products. Natural gas sales bear the large majority of the Company’s transportation, gathering and marketing fees.

(16)

Production Taxes:

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Production taxes	$443,154	$373,754	19%
Production taxes as % of sales	5.3%	5.2%	2%

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $69,400, or 19%, in the 2021 quarter. The increase in amount was primarily the result of increased natural gas, oil and NGL sales of $1,128,207 in the 2021 quarter as compared to the 2020 quarter.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Depreciation, depletion and amortization	$1,777,817	$3,373,518	(47%)
Depreciation, depletion and amortization per MCFE	$0.77	$1.42	(46%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $1,595,701, or 47%, in the 2021 quarter, of which $108,393 of the decrease resulted from production decreasing 3% in the 2021 quarter and $1,487,308 of such decrease resulted from a $0.65 decrease in the DD&A rate per Mcfe. The rate decrease was mainly due to impairments taken at the end of the 2020 second quarter, which lowered the basis of the assets. The rate decrease was partially offset by lower natural gas, oil and NGL prices utilized in the reserve calculations during the 2021 quarter, as compared to the 2020 quarter, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Provision for Impairment:

There was no provision for impairment in the 2021 quarter as compared to $29,545,702 provision for impairment in the 2020 quarter. During the 2020 quarter, impairment of $29,315,807 was recorded on seven different fields, including the Fayetteville and Eagle Ford shales, which represented 90% of our total impairment in the second quarter of 2020. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, were the primary reason for impairment in this field. Impairment of the Eagle Ford assets at March 31, 2020, was due to the decline in commodity prices over fiscal 2020. The impairment on assets in these seven fields was caused by lower futures prices associated with our products. Futures prices experienced downward pressure resulting in low pricing as of the end of the 2020 quarter. The reduced future net value associated with these fields caused the assets to fail the step one test for impairment as their undiscounted cash flows were not high enough to cover the book basis of the assets. These assets were written down to their fair market value as required by GAAP. The remaining $229,895 of impairment was recorded on other assets.

Interest expense:

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Interest Expense	$267,865	$346,573	(23%)
Weighted average debt outstanding	$25,705,556	$33,607,619	(24%)

The decrease in interest expense is due to a lower average debt balance in the 2021 quarter as compared to the 2020 quarter.

Income Tax Expense:

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)

Provision (benefit) for income taxes	$(217,000)	$(6,987,000)	(97%)

(17)

Income taxes changed $6,770,000, from a $6,987,000 benefit in the 2020 quarter to a $217,000 benefit in the 2021 quarter. The effective tax rate changed from a 25% benefit in the 2020 quarter to a 30% benefit in the 2021 quarter. The change in income taxes resulted primarily from the change in net loss.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

General and Administrative Costs (G&A):

	For the Three Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
General and administrative	$2,059,476	$2,174,661	(5%)

G&A expenses are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A decreased $115,185 as compared to the 2020 quarter. The decrease was primarily due to cost reduction efforts by the Company.

SIX MONTHS ENDED MARCH 31, 2021, COMPARED TO SIX MONTHS ENDED MARCH 31, 2020

Overview:

The Company recorded a six-month net loss of $1,096,443, or $0.05 per share, in the 2021 period, as compared to a net loss of $18,562,700, or $1.12 per share, in the 2020 period. The change in net income (loss) was principally the result of decreased G&A, LOE, transportation, gathering and marketing expenses, depreciation, depletion and amortization and impairment expense, partially offset by a decrease in natural gas, oil and NGL sales, gain (losses) on derivative contracts, gain on asset sales and income tax benefit. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Natural gas, oil and NGL sales	$14,770,804	$14,811,456	(—%)

Natural gas, oil and NGL sales remained relatively consistent with decreases in oil and NGL volumes of 28% and 10%, respectively, partially offset by increases in natural gas and NGL prices of 29% and 41%, respectively. The following table outlines the Company’s production and average sales prices for natural gas, oil and NGL for the six-month periods of fiscal 2021 and 2020:

	Mcf	Average	Oil Bbls	Average	NGL Bbls	Average	Mcfe	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2021	3,211,276	$2.44	114,945	$47.73	78,365	$18.54	4,371,139	$3.38
3/31/2020	3,177,194	$1.89	159,021	$48.14	86,717	$13.14	4,651,622	$3.18

(18)

The decrease in oil production was primarily due to naturally declining production in high-interest wells brought online during the first quarter of 2020 in the Bakken play, as well as reduced drilling and completion activity in 2021, compared to 2020 in the Eagle Ford and SCOOP plays due to prevailing economic conditions. The decrease in NGL production was primarily attributable to production downtime and curtailments in high-interest wells in response to market conditions in the SCOOP play as well as naturally declining production in liquid-rich gas areas of the Anadarko Granite Wash play. Natural gas volumes increased as a result of acquisitions in the Haynesville Shale, which were partially offset by naturally declining production in the Fayetteville Shale, production downtime and curtailments in high-interest wells in response to market conditions in the STACK and SCOOP plays.

Lease Bonuses and Rental Income:

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Lease bonuses and rental income	$59,987	$549,791	(89%)

When the Company leases its mineral interests, an upfront cash payment, or lease bonus, is generally received. Lease bonuses and rental income decreased $489,804 in the 2021 period due to general slowdown in leasing activity.

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

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net	$315,883	$1,530,912	(79%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(2,918,062)	$1,722,771	(269%)
Gains (losses) on derivative contracts, net	$(2,602,179)	$3,253,683	(180%)

	As of March 31,
	2021	2020
Fair value of derivative contracts
Net asset (net liability)	$(3,625,709)	$4,216,915	(186%)

The net loss on derivative contracts in the current period was principally due to the natural gas and oil collars and fixed price swaps being less beneficial in relation to their respective contracted volumes and prices at the beginning of the period, compared to such natural gas and oil collars and fixed price swaps being more beneficial in the 2020 period causing a net gain.

The Company’s natural gas and oil costless collar contracts and fixed price swaps in place at March 31, 2021, had expiration dates of April 2021 through February 2023. The Company utilizes derivative contracts for the purpose of protecting its cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Lease operating expenses	$2,035,063	$2,723,870	(25%)
Lease operating expenses per MCFE	$0.47	$0.59	(20%)

The Company is responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normally recurring and nonrecurring expenses associated with the Company’s working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses related to natural gas

(19)

and oil properties. Total LOE related to field operating costs decreased $688,807, or 25%, in the 2021 period compared to the 2020 period. The decrease in LOE expense was principally the result of the Company’s strategic decision to not participate with a working interest in new wells.

Transportation, Gathering and Marketing:

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Transportation, gathering and marketing	$2,600,479	$2,739,629	(5%)
Transportation, gathering and marketing per MCFE	$0.59	$0.59	(—%)

Transportation, gathering and marketing decreased $139,150, or 5%, in the 2021 period. This decrease in costs was primarily driven by lower production in the 2021 period compared to the 2020 period. The consistent rate per Mcfe was primarily due to the change in natural gas sales in relation to other products. Natural gas sales bear the large majority of the Company’s transportation, gathering and marketing fees.

Production Taxes:

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Production taxes	$719,180	$701,035	3%
Production taxes as % of sales	4.9%	4.7%	4%

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $18,145, or 3%, in the 2021 period. The increase in amount was primarily the result of increased prices partially offset by decreased production volumes in the 2021 period as compared to the 2020 period.

Depreciation, Depletion and Amortization (DD&A):

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Depreciation, depletion and amortization	$4,038,466	$6,329,219	(36%)
Depreciation, depletion and amortization per MCFE	$0.92	$1.36	(32%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $2,290,753, or 36%, in the 2021 period, of which $381,457 of the decrease resulted from production decreasing 6% in the 2021 period and $1,909,296 of the decrease resulted from a $0.44 decrease in the DD&A rate per Mcfe. The rate decrease was mainly due to impairments taken at the end of the 2020 second quarter, which lowered the basis of the assets. The rate decrease was partially offset by lower natural gas, oil and NGL prices utilized in the reserve calculations during the 2021 period, as compared to the 2020 period, shortening the economic life of wells. This resulted in lower projected remaining reserves on a significant number of wells causing increased units of production DD&A.

Provision for Impairment:

There was no provision for impairment in the 2021 period as compared to $29,545,702 provision for impairment in the 2020 period. During the 2020 period, impairment of $29,315,807 was recorded on seven different fields, including the Fayetteville and Eagle Ford shales, which represented 90% of our total impairment. The Fayetteville Shale assets are dry-gas assets of which the Company acquired a portion in 2011. Low natural gas prices at March 31, 2020, were the primary reason for impairment in this field. Impairment of the Eagle Ford assets at March 31, 2020, was due to the decline in commodity prices over fiscal 2020. The impairment on assets in these seven fields was caused by lower futures prices associated with our products. Futures prices experienced downward pressure resulting in low pricing as of the end of the 2020 period. The reduced future net value associated with these fields caused the assets to fail the step one test for impairment as their undiscounted cash flows were not high enough to cover the book basis of the assets. These assets were written down to their fair market value as required by GAAP. The remaining $229,895 of impairment was recorded on other assets.

(20)

Interest expense:

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
Interest Expense	$569,763	$717,238	(21%)
Weighted average debt outstanding	$26,762,363	$34,354,950	(22%)

The decrease in interest expense is due to a lower average debt balance in the 2021 period as compared to the 2020 period.

Income Tax Expense:

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)

Provision (benefit) for income taxes	$(286,000)	$(6,733,000)	(96%)

Income taxes changed $6,447,000, from a $6,733,000 benefit in the 2020 period to a $286,000 benefit in the 2021 period. The effective tax rate changed from a 27% benefit in the 2020 period to a 21% benefit in the 2021 period. The income tax change resulted primarily from the change in net loss.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

General and Administrative Costs (G&A):

	For the Six Months Ended March 31,
			Percent
	2021	2020	Incr. or (Decr.)
General and administrative	$3,790,573	$4,397,689	(14%)

G&A expenses are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A decreased $607,116 as compared to the 2020 period. The decrease was primarily due to cost reduction efforts by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $3,999,619 at March 31, 2021, compared to positive working capital of $13,335,880 at September 30, 2020, which included $7.3 million of cash used for the first quarter acquisitions.

Liquidity:

Cash and cash equivalents were $1,270,482 as of March 31, 2021, compared to $10,690,395 at September 30, 2020, a decrease of $9,419,913. The decrease in cash is primarily associated with the closing of previously announced acquisitions, which were funded by the equity raise from September 2020. Cash flows for the six months ended March 31 are summarized as follows:

Net cash provided (used) by:	For the Six Months Ended March 31,
	2021	2020	Change

Operating activities	$4,677,107	$6,108,342	$(1,431,235)
Investing activities	(8,338,602)	(7,017,722)	(1,320,880)
Financing activities	(5,758,418)	(4,752,534)	(1,005,884)
Increase (decrease) in cash and cash equivalents	$(9,419,913)	$(5,661,914)	$(3,757,999)

(21)

Operating activities:

Net cash provided by operating activities decreased $1,431,235 during the 2021 period, as compared to the 2020 period, primarily the result of the following:

•	Decreased net receipts on derivative contracts of $1,215,029;
•	Receipts of natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $3,402,577;
•	Decreased payments for G&A and other expense of $1,265,978 (December 31, 2019 period included severance to former CEO);
•	Decreased field operating expenses of $916,868;
•	Decreased interest payments of $84,085;
•	Decreased lease bonus receipts of $495,415; and
•	Increased income tax receipts of $1,414,855.

Investing activities:

Net cash used by investing activities increased $1,320,880 during the 2021 period, as compared to the 2020 period, primarily due to lower net proceeds from the sale of assets of $3,355,049 and higher payments of $285,343 for drilling and completion activity, partially offset by lower acquisition costs of $2,319,512 during 2021.

Financing activities:

Net cash used by financing activities increased $1,005,884 during the 2021 period, as compared to the 2020 period, primarily the result of higher net payments on long-term debt of $5,250,000 in 2021 compared to $3,425,000 in the prior year period, partially offset by decreased stock repurchases of $7,635 and a decrease of $864,963 in dividend payments as a result of a reduction in the Company’s quarterly dividend from $0.04 per share to $0.01 per share beginning with the June 2020 dividend payment.

Capital Resources:

Capital expenditures to drill and complete wells increased $285,343, or 204%, from the 2020 to the 2021 period as a result of increased workover activity in the 2021 period. The Company currently has no remaining commitments that would require significant capital to drill and complete wells as the Company ceased participating in any new wells with a working interest at the end of fiscal 2019.

Since the Company has decided to cease any further participation in wells with a working interest on its mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal going forward, as the expenditures will be limited to capital workovers to enhance existing wells.

On September 1, 2020, the Company closed on an underwritten public offering of 5,750,000 common shares (inclusive of overallotment option) with net proceeds of $8.2 million to the Company.

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

On November 12, 2020, the Company closed on the purchase of 134 net mineral acres in San Augustine County, Texas, for a purchase price of $750,000.

On December 17, 2020, the Company closed on the purchase of an additional 89 net mineral acres in San Augustine County, Texas, for a purchase price of $1 million.

(22)

On January 21, 2021, the Company closed on the purchase of 11 net mineral acres in Harrison Counties, Texas, for a consideration of $362,486.

Subsequent the second quarter of 2021, the Company closed on an underwritten public offering of 6,175,000 common shares (inclusive of overallotment option) with estimated net proceeds of $11.2 million to the Company.  The Company intends to use the net proceeds of the offering to fund the Acquisition (as hereinafter defined) and for general corporate purposes.

On April 30, 2021, the Company closed on the acquisition of certain mineral and royalty assets located in Stephens, Carter, Canadian, McClain, Murray, and Garvin Counties, Oklahoma, for aggregate consideration of approximately $10,939,875 (the “Acquisition”).  The Acquisition includes mineral and royalty assets totaling approximately 2,514 net royalty acres and 1,889 net mineral acres in the SCOOP play. The Acquisition has an effective date of November 1, 2020.  Total consideration for the Acquisition after purchase price adjustments included a cash payment of approximately $8,539,875 and the issuance of 1,200,000 shares of common stock.

The Company received lease bonus payments during fiscal 2021 totaling $64,047. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on the Company’s mineral acreage is difficult to project as the current economic downturn has decreased demand for new leasing by operators. However, management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of the Company’s future natural gas and oil production. Additionally, pursuant to the Credit Facility, the Company is required to enter into and maintain certain Swap Agreements (as defined in the Credit Facility) for a period of eighteen (18) months fixing prices on oil or gas expected to be produced. See Note 9: Derivatives for a complete list of the Company’s outstanding derivative contracts at March 31, 2021.

The use of the Company’s cash provided by operating activities and resultant change to cash is summarized in the table below:

Six Months Ended
March 31, 2021
Cash provided by operating activities	$4,677,107
Cash provided (used) by:

Capital expenditures - acquisitions	(7,934,504)
Capital expenditures - drilling and completion of wells	(425,098)
Quarterly dividends of $0.01 per share	(454,936)
Net borrowings (payments) on credit facility	(5,250,000)
Proceeds from sale of assets	21,000
Net proceeds from equity issuance	(53,482)
Net cash used	(14,097,020)

Net increase (decrease) in cash	$(9,419,913)

Outstanding borrowings on the Credit Facility at March 31, 2021, were $23,500,000. As of April 28, 2021, outstanding borrowings were $21,750,000.

Looking forward, the Company expects to fund overhead costs and any dividend payments from cash provided by operating activities, cash on hand and borrowings utilizing the Credit Facility. The Company intends to use any excess cash to repay outstanding debt which would strengthen the Company’s Balance Sheet. The Company had availability of $5.9 million at March 31, 2021, under its Credit Facility and is in compliance with its debt covenants (current ratio, debt to trailing 12-month EBITDA, as defined by the Credit Facility, and restricted payments limited by leverage ratio). The debt covenants limit the maximum ratio of the Company’s debt to EBITDA to no more than 3.5:1.

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

(23)

The Credit Facility was amended on April 7, 2021. The Amendment reduced the Company’s borrowing base under the Credit Facility to $29.0 million, extended the maturity date one year to November 30, 2023 and reduced the Quarterly Commitment Reductions from $600,000 to $500,000, commencing on April 15, 2021. Additionally, the Amendment increased the Company’s distribution allowance from $1.0 million to $1.5 million per annum for a period of one year from the date of the Amendment and extends this allowance beyond the date that is one year following the date of the Amendment so long as (i) the Available Commitment is greater than or equal to 20% of the Total Commitment and (ii) the Leverage Ratio on a pro forma basis does not exceed 2.75 to 1.00. The existing prohibition of all Restricted Payments other than the subject distribution allowance and the existing requirement that immediately after giving effect to a permitted Restricted Payment, no Default or Event of Default may exist or result therefrom are to remain in effect. The Amendment also provides that any cash actually received by the Company in an equity raise is considered “Excluded Cash” (previously, this was limited to cash actually received by the Company in an equity raise on or prior to December 24, 2020) and that such cash may be used for acquisitions by the Company without BOKF’s prior written consent. Despite the reduction in the borrowing base, we do not expect it will impact the liquidity needed to maintain our normal operating strategies. We expect the next redetermination will occur in December 2021. The capitalized terms which are not defined in this description of the Amendment shall have the meaning given to such terms in the Credit Facility.

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

Commodity Price Risk

The Company utilizes derivative contracts to reduce its exposure to unfavorable changes in natural gas and oil prices. The Company does not enter into these derivatives for speculative or trading purposes. The Company’s derivative contracts are currently with Bank of Oklahoma. The derivative contracts with Bank of Oklahoma are secured under the Credit Facility with Bank of Oklahoma. These arrangements cover only a portion of the Company’s production, provide only partial price protection against declines in natural gas and oil prices and limit the benefit of future increases in prices. For the Company’s oil fixed price swaps, a change of $1.00 in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $151,000. For the Company’s oil collars, a change of $1.00 (below or above the collar) in the NYMEX WTI forward strip prices would result in a change to pre-tax operating income of approximately $104,427. For the Company’s natural gas fixed price swaps, a change of $0.10 in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of

(24)

approximately $160,000. For the Company’s natural gas collars, a change of $.10 (below or above the collar) in the NYMEX Henry Hub forward strip pricing would result in a change to pre-tax operating income of approximately $436,808.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to the Credit Facility. Borrowings under the Credit Facility bear interest at the BOK prime rate plus from 1.00% to 1.75%, or 30 day LIBOR plus from 2.50% to 3.25%. At March 31, 2021, the Company had $23,500,000 outstanding under the Credit Facility and the effective interest rate was 4.00%. An increase or decrease of 1.00% in the interest rate would have a corresponding increase or decrease in our annual net income of approximately $235,000, based on the balance outstanding at March 31, 2021.

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

PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, the Company maintains insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that it believes are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against the Company. The Company is not a party to any pending legal proceedings that the Company believes would, individually or in the aggregate, have a material adverse effect on its financial condition, operating results or cash flow.

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

During the three months ended March 31, 2021, the Company did not repurchase any shares of the Company’s common stock.

(25)

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

On October 8, 2020, the Company issued 153,375 shares of the Company’s common stock to Red Stone Resources, LLC as part of the consideration for an asset purchase from Red Stone Resources, LLC.  In exchange for the shares, the Company received a $250,000 credit against the purchase price for the assets. The shares were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. These shares were registered in March 2021.

ITEM 6	EXHIBITS

(a)	EXHIBITS

Exhibit 3.1 – Amended and Restated Certificate of Incorporation of PHX Minerals Inc. (incorporated by reference to Form 10-Q dated February 8, 2021)

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

PHX MINERALS INC.
PHX MINERALS INC.

May 6, 2021	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

May 6, 2021	/s/ Ralph D’Amico
Date	Ralph D’Amico, Vice President,
Chief Financial Officer

(26)