Form 10-Q
period 2022-03-31
PHX MINERALS INC.
filed 2022-05-09
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  March 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-31759

PHX MINERALS INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 NW Expressway, Suite 1100, Oklahoma City, Oklahoma  73118

(Address of principal executive offices)

Registrant's telephone number including area code (405) 948-1560

Securities registered pursuant in Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01666 par value	PHX	New York Stock Exchange

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

Outstanding shares of Common Stock at May 3, 2022: 35,225,891 shares.

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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for, and development, production and sale of, natural gas, oil, and NGLs. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“Annual Report”), and all quarterly reports on Form 10-Q filed subsequently thereto, including the risks described in Item 1A of this Form 10-Q. Investors should also read the other information in this Form 10-Q and the Annual Report where risk factors are presented and further discussed.

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

Glossary of Certain Terms

The following is a glossary of certain accounting, oil and natural gas industry and other defined terms used in this Form 10-Q:

ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
Bbl	Barrel.
Board	Board of directors of the Company.
BTU	British Thermal Units.
Common Stock	Common Stock, par value $0.01666 per share, of the Company.
completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and/or natural gas.
DD&A	Depreciation, depletion and amortization.
EBITDA	Earnings before interest, taxes, depreciation and amortization (including impairment). This is a Non-GAAP measure.
FASB	The Financial Accounting Standards Board.
field

An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

G&A	General and administrative costs.
GAAP	United States generally accepted accounting principles.
Independent Consulting Petroleum Engineer(s)	DeGolyer and MacNaughton for the 2021 fiscal year and Cawley, Gillespie & Associates beginning in fiscal year 2022.
LOE	Lease operating expense.
MCF	Thousand cubic feet.
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

royalty interest

Well interests in which the Company does not pay a share of the costs to drill, complete and operate a well but receives a smaller proportionate share (as compared to a working interest) of production.

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

Fiscal quarter references

All references to quarters in this Form 10-Q, unless otherwise noted, refer to the Company’s fiscal quarter based on a fiscal year end of September 30. For example, references to first quarter mean the quarter of October 1 through December 31. Unless otherwise noted, general references to a quarter refer to the quarterly period ended March 31. For example, the 2022 quarter refers to the quarterly period ended March 31, 2022 and the 2021 quarter refers to the quarterly period ended March 31, 2021.

Fiscal six-month period references

All references to six-month periods in this Form 10-Q, unless otherwise noted, refer to the Company’s fiscal six-month period based on a fiscal year end of September 30. Unless otherwise noted, general references to a period in sections of this Form 10-Q discussing six-month periods refer to the six-month period ended March 31. For example, in sections of this Form 10-Q discussing six-month periods, the 2022 period refers to the six-month period ended March 31, 2022 and the 2021 period refers to the six-month period ended March 31, 2021.

References to natural gas and oil properties

References to natural gas and oil properties in this Form 10-Q inherently include NGL associated with such properties.

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,703,675	$2,438,511
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	9,451,366	6,428,982
Refundable income taxes	-	2,413,942
Other	1,188,312	942,082
Total current assets	12,343,353	12,223,517

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	264,135,242	319,984,874
Non-producing natural gas and oil properties	48,878,130	40,466,098
Other	844,582	794,179
	313,857,954	361,245,151
Less accumulated depreciation, depletion and amortization	(196,960,903)	(257,643,661)
Net properties and equipment	116,897,051	103,601,490

Operating lease right-of-use assets	564,034	607,414
Other, net	537,199	578,593

Total assets	$130,341,637	$117,011,014

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$602,415	$772,717
Derivative contracts, net	14,793,396	12,087,988
Income taxes payable	253,733	334,050
Current portion of operating lease liability	134,955	132,287
Accrued liabilities and other	1,506,836	1,809,337
Total current liabilities	17,291,335	15,136,379

Long-term debt	24,000,000	17,500,000
Deferred income taxes, net	370,906	343,906
Asset retirement obligations	2,178,023	2,836,172
Derivative contracts, net	1,031,639	1,696,479
Operating lease liability, net of current portion	721,188	789,339

Total liabilities	45,593,091	38,302,275

Stockholders' equity:
Common Stock, $0.01666 par value; 54,000,500 shares authorized and 34,469,449 issued at March 31, 2022; 36,000,500 shares authorized and 32,770,433 issued at September 30, 2021	574,261	545,956
Capital in excess of par value	37,596,944	33,213,645
Deferred directors' compensation	1,407,423	1,768,151
Retained earnings	50,778,525	48,966,420
	90,357,153	84,494,172
Less treasury stock, at cost; 377,232 shares at March 31, 2022, and 388,545 shares at September 30, 2021	(5,608,607)	(5,785,433)
Total stockholders' equity	84,748,546	78,708,739
Total liabilities and stockholders' equity	$130,341,637	$117,011,014

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues:	(unaudited)		(unaudited)
Natural gas, oil and NGL sales	$14,783,865	$8,345,825	$28,471,029	$14,770,804
Lease bonuses and rental income	161,908	58,554	240,823	59,987
Gains (losses) on derivative contracts	(12,983,406)	(2,348,143)	(10,147,238)	(2,602,179)
	$1,962,367	$6,056,236	18,564,614	$12,228,612
Costs and expenses:
Lease operating expenses	929,454	1,030,651	2,185,465	2,035,063
Transportation, gathering and marketing	1,488,518	1,319,514	2,702,122	2,600,479
Production taxes	697,393	443,154	1,376,340	719,180
Depreciation, depletion and amortization	2,121,116	1,777,817	3,704,876	4,038,466
Provision for impairment	-	-	5,585	-
Interest expense	230,212	267,865	406,931	569,763
General and administrative	2,744,264	2,059,476	4,839,821	3,790,573
Losses (gains) on asset sales and other	(2,261,135)	(125,518)	(113,320)	(142,469)
Total costs and expenses	5,949,822	6,772,959	15,107,820	13,611,055
Income (loss) before provision (benefit) for income taxes	(3,987,455)	(716,723)	3,456,794	(1,382,443)

Provision (benefit) for income taxes	33,000	(217,000)	795,000	(286,000)

Net income (loss)	$(4,020,455)	$(499,723)	$2,661,794	$(1,096,443)

Basic and diluted earnings (loss) per common share (Note 4)	$(0.12)	$(0.02)	$0.08	$(0.05)

Basic and diluted weighted average shares outstanding:
Common shares	34,056,316	22,429,777	33,449,594	22,403,678
Unissued, directors' deferred compensation shares	236,139	178,597	234,091	177,923
	34,292,455	22,608,374	33,683,685	22,581,601

Dividends per share of common stock paid in period	$0.015	$0.01	$0.025	$0.02

Dividends declared per share of
common stock and to be paid in quarter ended June 30	$-	$0.01

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2022

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2021	32,770,433	$545,956	$33,213,645	$1,768,151	$48,966,420	(388,545)	$(5,785,433)	$78,708,739

Net income (loss)	-	-	-	-	6,682,249			6,682,249
Equity issued to acquire assets	1,519,481	25,315	3,460,988	-	-	-	-	3,486,303
At-the-market offering fees			(10,730)					(10,730)
Purchase of treasury stock	-	-	-	-	-	(700)	(1,855)	(1,855)
Restricted stock awards	-	-	255,844	-	-	-	-	255,844
Dividends ($0.025 per share)	-	-	-	-	(849,689)	-	-	(849,689)
Distribution of restricted stock to officers and directors	115,373	1,921	(178,481)	-	-	12,013	178,681	2,121
Increase in deferred directors' compensation charged to expense	-	-	-	67,570	-	-	-	67,570
Balances at December 31, 2021	34,405,287	$573,192	$36,741,266	$1,835,721	$54,798,980	(377,232)	$(5,608,607)	$88,340,552
(unaudited)
Net income (loss)	-	-	-	-	(4,020,455)	-	-	(4,020,455)
Cost of equity issuance	-	-	(48,166)	-	-	-	-	(48,166)
At-the-market offering	2,710	45	7,972	-	-	-	-	8,017
Restricted stock awards	-	-	433,137	-	-	-	-	433,137
Distribution of deferred directors' compensation	61,452	1,024	462,735	(463,759)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	35,461	-	-	-	35,461
Balances at March 31, 2022	34,469,449	$574,261	$37,596,944	$1,407,423	$50,778,525	(377,232)	$(5,608,607)	$84,748,546
(unaudited)

Six Months Ended March 31, 2021

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2020	22,647,306	$377,304	$10,649,611	$1,874,007	$56,244,100	(411,487)	$(6,151,096)	$62,993,926

Net income (loss)	-	-	-	-	(596,720)	-	-	(596,720)
Equity issued to acquire assets	153,375	2,555	223,203	-	-	-	-	225,758
Restricted stock awards	-	-	122,978	-	-	-	-	122,978
Dividends ($0.02 per share)	-	-	-	-	(454,936)	-	-	(454,936)
Distribution of restricted stock to officers and directors	-	-	(316,886)	-	-	21,220	317,239	353
Increase in deferred directors' compensation charged to expense	-	-	-	44,527	-	-	-	44,527
Balances at December 31, 2020	22,800,681	$379,859	$10,678,906	$1,918,534	$55,192,444	(390,267)	$(5,833,857)	$62,335,886
(unaudited)
Net income (loss)	-	-	-	-	(499,723)	-	-	(499,723)
Cost of equity issuance	-	-	(29,240)	-	-	-	-	(29,240)
Restricted stock awards	-	-	161,170	-	-	-	-	161,170
Dividends ($0.01 per share)	-	-	-	-	(289,997)	-	-	(289,997)
Distribution of restricted stock to officers and directors	-	-	-	-	-	(556)	(1,268)	(1,268)
Distribution of deferred directors' compensation	24,545	409	339,913	(340,322)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	55,727	-	-	-	55,727
Balances at March 31, 2021	22,825,226	$380,268	$11,150,749	$1,633,939	$54,402,724	(390,823)	$(5,835,125)	$61,732,555
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(3)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2022	2021
Operating Activities	(unaudited)
Net income (loss)	$2,661,794	$(1,096,443)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,704,876	4,038,466
Impairment of producing properties	5,585	-
Provision for deferred income taxes	27,000	(288,000)
Gain from leasing fee mineral acreage	(239,751)	(57,493)
Proceeds from leasing fee mineral acreage	328,783	64,047
Net (gain) loss on sales of assets	(171,285)	(62,097)
Directors' deferred compensation expense	103,031	100,254
Total (gain) loss on derivative contracts	10,147,238	2,602,179
Cash receipts (payments) on settled derivative contracts	(176,510)	315,883
Restricted stock awards	688,981	284,148
Other	28,483	31,544
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	(3,022,384)	(1,732,801)
Other current assets	(205,489)	(388,864)
Accounts payable	(91,587)	(340,404)
Income taxes receivable	2,413,942	1,356,356
Other non-current assets	64,975	56,545
Income taxes payable	(80,317)	-
Accrued liabilities	(253,045)	(206,213)
Total adjustments	13,272,526	5,773,550
Net cash provided by operating activities	15,934,320	4,677,107

Investing Activities
Capital expenditures	(279,348)	(425,098)
Acquisition of minerals and overriding royalty interests	(20,918,274)	(7,934,504)
Net proceeds from sales of assets	6,880,972	21,000
Net cash provided (used) by investing activities	(14,316,650)	(8,338,602)

Financing Activities
Borrowings under Credit Facility	10,000,000	-
Payments of loan principal	(3,500,000)	(5,250,000)
Net cost of equity issuance	(72,657)	(53,482)
Cash receipts from (payments on) off-market derivative contracts	(7,930,160)	-
Payments of dividends	(849,689)	(454,936)
Net cash provided (used) by financing activities	(2,352,506)	(5,758,418)

Increase (decrease) in cash and cash equivalents	(734,836)	(9,419,913)
Cash and cash equivalents at beginning of period	2,438,511	10,690,395
Cash and cash equivalents at end of period	$1,703,675	$1,270,482

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$-	$289,997

Gross additions to properties and equipment	$24,522,684	$8,759,616
Value of shares used for acquisitions	(3,510,001)	(250,000)
Net (increase) decrease in accounts payable for properties and equipment additions	184,939	(150,014)
Capital expenditures and acquisitions	$21,197,622	$8,359,602

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

NOTE 2: Revenues

Lease bonus revenue

The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any natural gas, oil or NGL discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932 (Extractive Activities—Oil and Gas), and upon leasing, it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral interests being treated as a gain. The excess of lease bonus above the mineral interests basis is shown in the lease bonuses and rental income line item on the Company’s Statements of Operations.

Natural gas and oil derivative contracts

See Note 9 for discussion of the Company’s accounting for derivative contracts.

(5)

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Six Months Ended March 31, 2022
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$5,621,024	$2,914,969	$8,535,993	$10,821,891	$6,404,138	$17,226,029
Oil revenue	2,550,462	2,161,244	4,711,706	4,444,489	3,843,321	8,287,810
NGL revenue	707,508	828,658	1,536,166	1,333,131	1,624,059	2,957,190
Natural gas, oil and NGL sales	$8,878,994	$5,904,871	$14,783,865	$16,599,511	$11,871,518	$28,471,029

	Three Months Ended March 31, 2021			Six Months Ended March 31, 2021
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$2,366,427	$2,006,670	$4,373,097	$3,556,592	$4,275,306	$7,831,898
Oil revenue	1,717,069	1,427,852	3,144,921	2,814,021	2,671,966	5,485,987
NGL revenue	410,851	416,956	827,807	641,189	811,730	1,452,919
Natural gas, oil and NGL sales	$4,494,347	$3,851,478	$8,345,825	$7,011,802	$7,759,002	$14,770,804

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the three and six months ended March 31, 2022, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was immaterial and considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to it. Through cash received on new wells, in the 2022 and 2021 second quarters, the Company identified several producing properties on its minerals that had production dates prior to the 2022 and 2021 second quarters. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the second quarter natural gas, oil and NGL sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables. In connection with obtaining more relevant information on new wells on Company acreage for the three months ended March 31, 2022, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $592,758, of which $156,169 related to the production periods before October 1, 2021 and $436,589 related to the first fiscal quarter of fiscal 2022.

(6)

In connection with obtaining more relevant information on new wells on Company acreage for the three months ended March 31, 2021, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $562,428 of which $246,405 related to the production periods before October 1, 2020, and $316,023 related to the first quarter of 2021.

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

As of March 31, 2022, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance is required and for the six months ended March 31, 2022, the net impact of the change in the Company’s valuation allowance against its deferred tax assets from September 30, 2021 is an increase of $42,000 recorded in the income tax provision. The Company’s effective tax rate for the six months ended March 31, 2022 was a 23% provision as compared to a 21% benefit for the six months ended March 31, 2021.

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

For the three and six months ended March 31, 2022, the Company did not include restricted stock in the diluted EPS calculation because the effect would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 161,295 and 116,768, respectively, for the three and six months ended March 31, 2022, and 375,004 and 228,333, respectively, for the three and six months ended March 31, 2021.

(7)

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Basic EPS
Numerator:
Basic net income (loss)	$(4,020,455)	$(499,723)	$2,661,794	$(1,096,443)
Denominator:
Basic weighted average shares outstanding	34,292,455	22,608,374	33,683,685	22,581,601
Basic EPS	$(0.12)	$(0.02)	$0.08	$(0.05)

Diluted EPS
Numerator:
Basic net income (loss)	$(4,020,455)	$(499,723)	$2,661,794	$(1,096,443)
Diluted net income (loss)	(4,020,455)	(499,723)	2,661,794	(1,096,443)
Denominator:
Basic weighted average shares outstanding	34,292,455	22,608,374	33,683,685	22,581,601
Effects of dilutive securities:
Unvested restricted stock	-	-	-	-
Diluted weighted average shares outstanding	34,292,455	22,608,374	33,683,685	22,581,601
Diluted EPS	$(0.12)	$(0.02)	$0.08	$(0.05)

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility has a borrowing base of $32,000,000 as of March 31, 2022, and a maturity date of September 1, 2025. The Credit Facility is secured by the Company’s personal property and at least 80% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) LIBOR plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or LIBOR is at the Company’s discretion. The interest rate spread from Independent Bank prime or LIBOR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from LIBOR or the prime rate increases as a larger percent of the borrowing base is advanced. At March 31, 2022, the effective interest rate was 3.82%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of March 31, 2022 was $267,798. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX (as defined in the Credit Facility) of no more than 3.5 to 1.0 based on the trailing twelve months. At March 31, 2022, the Company was in compliance with the covenants of the Credit Facility, had $24,000,000 in outstanding borrowings and had $8,000,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

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

NOTE 7: Restricted Stock Plan

On March 2, 2022, the Company awarded shares of common stock in the form of time-based and market-based restricted stock to the directors, employees and officers of the Company.  Non-employee directors received 138,249 time-based shares with a fair value on the award date of $387,095. These shares vest in December of 2022.  Officers were awarded 402,086 market-based shares with a fair value on their award date of $1,679,757. Upon vesting, the market-based shares that do not meet certain performance criteria are forfeited. Both employees and certain officers were also awarded 126,013 time-based shares with a fair value on the award date of $352,838.  The shares issued to employees time-vest ratably over a three-year period ending in December of 2024, and the shares awarded to the officers cliff vest at the end of a three-year period ending in December of 2024.  All shares awarded on March 2, 2022 have voting rights during the vesting period.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended March 31, 2022 and 2021 related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Market-based, restricted stock	$313,872	$79,118	$391,354	$89,365
Time-based, restricted stock	119,265	82,052	297,627	194,783
Performance-based, restricted stock	-	-	-	-
Total compensation expense	$433,137	$161,170	$688,981	$284,148

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of March 31, 2022
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$1,934,912	1.71
Time-based, restricted stock	815,269	1.54
Performance-based, restricted stock	-
Total	$2,750,181

NOTE 8: Properties and Equipment

Properties and equipment and related accumulated DD&A as of March 31, 2022 and September 30, 2021 are as follows:

	March 31, 2022	September 30, 2021
Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	$264,135,242	$319,984,874
Non-producing natural gas and oil properties	48,878,130	40,466,098
Other property and equipment	844,582	794,179
	313,857,954	361,245,151
Less accumulated depreciation, depletion and amortization	(196,960,903)	(257,643,661)
Net properties and equipment	$116,897,051	$103,601,490

(9)

Acquisitions

The Company made the following property acquisitions during the six-month periods ended March 31, 2022 and 2021.

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares (3)	Total Purchase Price (1)	Area of Interest
March 31, 2022
	58	$0.5 million	-	$0.5 million	SCOOP / OK
	500	$6.4 million	-	$6.4 million	Haynesville / LA
	68	$0.7 million	-	$0.7 million	Haynesville / TX
	166	$1.3 million	-	$1.3 million	SCOOP / OK
	33	$0.4 million	-	$0.4 million	Haynesville / TX
December 31, 2021
	426	$5.8 million	-	$5.8 million	Haynesville / LA
	847	$0.6 million	1,519,481	$4.1 million	Haynesville / LA
	172	$1.4 million	-	$1.4 million	SCOOP / OK
	103	$0.6 million	-	$0.6 million	Haynesville / TX
	116	$1.7 million	-	$1.7 million	Haynesville / LA
	220	$1.2 million	-	$1.2 million	SCOOP / OK
March 31, 2021
No significant acquisitions
December 31, 2020
	142	$1.0 million	-	$1.0 million	Haynesville / TX
	184	$0.8 million	-	$0.8 million	Haynesville / TX
	386	$3.5 million	-	$3.5 million	Haynesville / TX
	297	$2.0 million	153,375	$2.3 million	SCOOP / OK
(1) Excludes subsequent closing adjustments and insignificant acquisitions.
(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.
(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.
(4) Presented in chronological order with most recent at top.

All purchases made in 2021 and 2022 were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the six-month periods ended March 31, 2022 and 2021.

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price	Gain/(Loss)	Location
March 31, 2022
	7,071 acres	$1.6 million	$1.6 million	NM / TX
	130 acres	$0.5 million	$0.5 million	TX
December 31, 2021
	98 wellbores	$2.0 million	($3.5) million	OK
	95 wellbores	$0.5 million	$0.2 million	OK / TX
	499 wellbores	$2.1 million	$1.1 million	AR
March 31, 2021
No significant divestitures
December 31, 2020
No significant divestitures
(1) Number of net mineral acres sold.
(2) Number of wellbores associated with working interests sold.

(10)

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

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three and six months ended March 31, 2022 and 2021, management’s assessment resulted in no impairment provisions on producing properties. The Company wrote off $5,585 on wells assigned with zero consideration received during the six months ended March 31, 2022.

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

Derivative contracts in place as of March 31, 2022

Fiscal Period	Contract total volume	Index	Contract average price
Natural gas costless collars
Remaining 2022	480,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.23 ceiling
2023	500,000 Mmbtu	NYMEX Henry Hub	$3.32 floor / $4.54 ceiling
2024	60,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $4.70 ceiling
Natural gas fixed price swaps
Remaining 2022	1,785,000 Mmbtu	NYMEX Henry Hub	$2.98
2023	2,100,000 Mmbtu	NYMEX Henry Hub	$3.24
2024	380,000 Mmbtu	NYMEX Henry Hub	$3.41
Oil fixed price swaps
Remaining 2022	76,500 Bbls	NYMEX WTI	$44.91
2023	66,750 Bbls	NYMEX WTI	$62.11
2024	11,250 Bbls	NYMEX WTI	$73.35

(11)

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $15,825,035 as of March 31, 2022, and a net liability of $13,784,467 as of September 30, 2021. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Cash received (paid) on derivative contracts:
Natural gas costless collars	$(152,190)	$(122)	$(152,190)	$(9,089)
Natural gas fixed price swaps(1)	(474,935)	3,105	(1,827,127)	1,242
Oil costless collars	-	(112,590)	-	(23,646)
Oil fixed price swaps(1)	(583,641)	(187,824)	(945,781)	347,376
Cash received (paid) on derivative contracts, net	$(1,210,766)	$(297,431)	$(2,925,098)	$315,883
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(1,465,603)	$(81,881)	$(1,385,632)	$597,080
Natural gas fixed price swaps	(7,686,898)	(6,291)	(3,208,963)	282,596
Oil costless collars	-	(696,360)	-	(1,107,246)
Oil fixed price swaps	(2,620,139)	(1,266,180)	(2,627,545)	(2,690,492)
Non-cash gain (loss) on derivative contracts, net	$(11,772,640)	$(2,050,712)	$(7,222,140)	$(2,918,062)
Gains (losses) on derivative contracts, net	$(12,983,406)	$(2,348,143)	$(10,147,238)	$(2,602,179)

(1) For the three and six months ended March 31, 2022, excludes $2,493,481 and $5,181,572, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations. Total cash paid related to off-market derivatives was $7,930,160 for the six months ended March 31, 2022 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

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

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at March 31, 2022 and September 30, 2021. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at March 31, 2022 and September 30, 2021.

	March 31, 2022				September 30, 2021
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$60,347	$14,853,743	$31,174	$1,062,813	$17,395	$12,105,383	$1,696,479
Offsetting adjustments	(60,347)	(60,347)	(31,174)	(31,174)	(17,395)	(17,395)	-
Net presentation on condensed balance sheets	$-	$14,793,396	$-	$1,031,639	$-	$12,087,988	$1,696,479

(a) See Note 10: Fair Value Measurements for further disclosures regarding fair value of financial instruments.

The fair value of derivative assets and derivative liabilities is adjusted for credit risk. The impact of credit risk was immaterial for all periods presented.

(12)

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2022:

	Fair Value Measurement at March 31, 2022
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(14,439,403)	$-	$(14,439,403)
Derivative Contracts - Collars	$-	$(1,385,632)	$-	$(1,385,632)

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

At March 31, 2022 and September 30, 2021, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

(13)

NOTE 12: Subsequent Events

Derivative Contracts

Subsequent to March 31, 2022, the Company entered into new derivative contracts as summarized in the table below:

Contract
Contract period	total volume	Index	Contract price
Natural gas costless collars
January 2023 - March 2023	180,000 Mmbtu	NYMEX Henry Hub	$6.00 floor / $13.00 ceiling
July 2022 - March 2023	315,000 Mmbtu	NYMEX Henry Hub	$6.00 floor / $12.40 ceiling
Oil costless collars
January 2023 - June 2023	15,000 Bbls	NYMEX WTI	$75.00 floor / $96.00 ceiling

Borrowings

Subsequent to March 31, 2022, the Company borrowed $4.3 million under its Credit Facility to fund the acquisition expected to close by the end of May discussed below.

Acquisitions

Subsequent to March 31, 2022, the Company closed on an additional acquisition of 185 net royalty acres located in the SCOOP play of Oklahoma and the Haynesville play of Louisiana for approximately $1.5 million in cash, and the Company has an additional 983 net royalty acres pending acquisition and under purchase and sale agreements, which are expected to close by the end of May 2022 for approximately $9.4 million in cash.

(14)

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

RESULTS OF OPERATIONS

Our results of operations depend primarily upon our existing reserve quantities; costs associated with acquiring new reserves; production quantities and related production costs; and natural gas, oil and NGL prices. Although a significant amount of our revenue continues to be derived from the production and sale of natural gas, oil and NGL on our working interests, the majority of our revenue is derived from royalties received from the production and sale of natural gas, oil and NGL.

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Overview:

We recorded a second quarter 2022 net loss of $4,020,455, or $0.12 per share, as compared to a net loss of $499,723, or $0.02 per share, in the second fiscal 2021 quarter. The change in net loss was principally the result of increased unrealized losses associated with our hedge contracts, offset by increased natural gas, oil and NGL sales and gains on asset sales. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Natural gas, oil and NGL sales	$14,783,865	$8,345,825	77%

For the three months ended March 31, 2022, the increase in natural gas, oil and NGL sales was primarily due to increases in natural gas, oil and NGL prices of 77%, 63% and 71%, respectively, and an increase in natural gas and NGL volumes of 10% and 8%, respectively, partially offset by a decrease in oil volumes of 8%. The following table outlines our production and average sales prices for natural gas, oil and NGL for the three-month periods of fiscal 2022 and 2021:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2022	1,908,030	$4.47	51,631	$91.26	40,371	$38.05	2,460,042	$6.01
3/31/2021	1,735,820	$2.52	56,269	$55.89	37,228	$22.24	2,296,802	$3.63

(15)

The production increase in royalty volumes during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, resulted from acquired wells in the Haynesville Shale and SCOOP plays coming online.  The decrease in working interest volumes resulted from naturally declining production in high-interest wells in the Arkoma Stack and the divestiture of low-value legacy working interests in Oklahoma.

Total production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2022	1,908,030	51,631	40,371	2,460,042
12/31/2021	1,574,265	48,074	44,256	2,128,248
9/30/2021	1,609,101	54,043	46,369	2,211,570
6/30/2021	1,879,343	55,492	46,753	2,492,813
3/31/2021	1,735,820	56,269	37,228	2,296,802

Royalty interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2022	1,261,949	28,758	18,852	1,547,609
12/31/2021	949,523	25,996	19,953	1,225,220
9/30/2021	705,397	29,442	19,364	998,230
6/30/2021	908,471	31,095	18,255	1,204,571
3/31/2021	924,969	31,768	19,088	1,230,105

Working interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2022	646,081	22,873	21,519	912,433
12/31/2021	624,742	22,078	24,303	903,028
9/30/2021	903,704	24,601	27,005	1,213,340
6/30/2021	970,872	24,397	28,498	1,288,242
3/31/2021	810,851	24,501	18,140	1,066,697

Lease Bonuses and Rental Income:

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Lease bonuses and rental income	$161,908	$58,554	177%

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income increased $103,354 in the 2022 quarter compared to the 2021 quarter primarily as the result of increased leasing activity in the 2022 quarter.

(16)

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

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$(1,210,766)	$(297,431)	(307%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(11,772,640)	$(2,050,712)	(474%)
Gains (losses) on derivative contracts, net	$(12,983,406)	$(2,348,143)	(453%)

	As of March 31,
	2022	2021
Fair value of derivative contracts
Net asset (net liability)	$(15,825,035)	$(3,625,709)	(336%)

(1) Excludes $2,493,481 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the quarter ended March 31, 2022.

The change in net (loss) gain on derivative contracts was due to the natural gas and oil collars and fixed price swaps being less beneficial in the quarter ended March 31, 2022 in relation to their respective contracted volumes and prices.

Our natural gas and oil costless collar contracts and fixed price swaps in place at March 31, 2022 had expiration dates through December 2023. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Lease operating expenses	$929,454	$1,030,651	(10%)
Lease operating expenses per working interest MCFE	$1.02	$0.97	5%
Lease operating expenses per total MCFE	$0.38	$0.45	(16%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $101,197, or 10%, in the 2022 quarter compared to the 2021 quarter. The decrease in LOE was principally the result of the divestiture of higher LOE working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing:

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Transportation, gathering and marketing	$1,488,518	$1,319,514	13%
Transportation, gathering and marketing per MCFE	$0.61	$0.57	7%

Transportation, gathering and marketing costs increased $169,004, or 13%, in the 2022 quarter compared to the 2021 quarter. This increase in costs was primarily driven by higher production in the 2022 quarter compared to the 2021 quarter. The increase in transportation, gathering and marketing costs per MCFE was primarily due to the increase in natural gas sales in Arkansas, which has higher transportation, gathering and marketing costs in relation to other regions.

(17)

Production Taxes:

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Production taxes	$697,393	$443,154	57%
Production taxes as % of sales	4.7%	5.3%	(11%)

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $254,239, or 57%, in the 2022 quarter as compared to the 2021 quarter. The increase in amount was primarily the result of increased natural gas, oil and NGL sales of $6,438,040 and increases in sales volumes from states with higher tax rates in the 2022 quarter as compared to the 2021 quarter.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Depreciation, depletion and amortization	$2,121,116	$1,777,817	19%
Depreciation, depletion and amortization per MCFE	$0.86	$0.77	12%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $343,299, or 19%, in the 2022 quarter compared to the 2021 quarter, of which $217,604 of the increase resulted from a $0.09 increase in the DD&A rate per MCFE and $125,695 of such increase resulted from production increasing 7% in the 2022 quarter. In addition to the increase in production, there was a large transfer of non-producing minerals, which are amortized over 33 years, to producing minerals, which are amortized over 20 years, in the 2022 quarter.

Provision for Impairment:

We had no provision for impairment in the 2022 and 2021 quarters.

Interest expense:

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Interest expense	$230,212	$267,865	(14%)
Weighted average debt outstanding	$22,466,667	$25,705,556	(13%)

The decrease in interest expense is due to a lower average debt balance in the 2022 quarter as compared to the 2021 quarter.

Income Tax Expense:

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)

Provision (benefit) for income taxes	$33,000	$(217,000)	115%

Income taxes changed $250,000, from a $217,000 benefit in the 2021 quarter to a $33,000 provision in the 2022 quarter. The change in income taxes resulted primarily from an increase in projected income for fiscal year 2022 compared to fiscal year 2021.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

(18)

General and Administrative Costs (G&A):

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
General and administrative	$2,744,264	$2,059,476	33%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the 2022 quarter increased $684,788 as compared to the 2021 quarter. The increase was primarily due to legal expenses associated with reincorporating in the state of Delaware, increased transaction activity and restricted stock expense during the 2022 quarter.

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)

Losses (gains) on asset sales and other	$(2,261,135)	$(125,518)	1,701%

The increase in gains on asset sales and other is primarily related to divestitures during the 2022 quarter.

SIX MONTHS ENDED MARCH 31, 2022 COMPARED TO SIX MONTHS ENDED MARCH 31, 2021

Overview:

We recorded a six-month net income of $2,661,794, or $0.08 per share, for the 2022 period, as compared to a net loss of $1,096,443, or $0.05 per share, in the 2021 period. The change in net income (loss) was principally the result of increased natural gas, oil and NGL sales and lease bonuses and rental income, and decreased DD&A and interest expense, partially offset by an increase in losses on derivative contracts, LOE, transportation, gathering and marketing expenses, production taxes and a reduction in income tax benefit. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Natural gas, oil and NGL sales	$28,471,029	$14,770,804	93%

The increase in natural gas, oil and NGL sales was primarily due to increases in natural gas, oil and NGL prices of 103%, 74% and 88%, respectively, and an increase in natural gas and NGL volumes of 8% and 8%, respectively, partially offset by a decrease in oil volumes of 13%. The following table outlines our production and average sales prices for natural gas, oil and NGL for the six-month periods of fiscal 2022 and 2021:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
3/31/2022	3,482,295	$4.95	99,705	$83.12	84,627	$34.94	4,588,290	$6.21
3/31/2021	3,211,276	$2.44	114,945	$47.73	78,365	$18.54	4,371,139	$3.38

(19)

Natural gas volumes increased during the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, primarily as a result of new wells associated with recent acquisitions in the Haynesville Shale and SCOOP plays coming online. These gas volumes were partially offset by naturally declining production in high-interest wells in the Arkoma Stack and divestitures in the Fayetteville.  NGL production also increased as a result of new wells brought online in the SCOOP, as well as increased production from liquids-rich gas wells in the Anadarko Granite Wash. The decrease in oil production was a result of naturally declining production in working interest wells in the Eagle Ford play and royalty wells in the Bakken play, due to our strategy of no longer participating with working interests in new drilling in the Eagle Ford, and reduced drilling activity in the Bakken, as well as naturally declining production in high-interest wells brought online in the STACK during fiscal year 2021. Oil production decreases were partially offset by new wells in the SCOOP.

Lease Bonuses and Rental Income:

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Lease bonuses and rental income	$240,823	$59,987	301%

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income increased $180,836 in the 2022 period compared to the 2021 period primarily as the result of increased leasing activity in the 2022 period.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. Our gain (loss) on derivative contracts amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$(2,925,098)	$315,883	(1,026%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(7,222,140)	$(2,918,062)	(147%)
Gains (losses) on derivative contracts, net	$(10,147,238)	$(2,602,179)	290%

	As of March 31,
	2022	2021
Fair value of derivative contracts
Net asset (net liability)	$(15,825,035)	$(3,625,709)	(336%)

(1) Excludes $5,181,572 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations.

The change in net (loss) gain on derivative contracts was due to the natural gas and oil collars and fixed price swaps being less beneficial in the 2022 period in relation to their respective contracted volumes and prices at the beginning of the period.

Our natural gas and oil costless-collar contracts and fixed-price swaps in place at March 31, 2022 had expiration dates through December 2023. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

(20)

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Lease operating expenses	$2,185,465	$2,035,063	7%
Lease operating expenses per working interest MCFE	$1.20	$0.85	42%
Lease operating expenses per MCFE	$0.48	$0.47	2%

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs increased $150,402, or 7%, in the 2022 period compared to the 2021 period. The increase in LOE was principally the result of increased workover expenses and inflation on services in the 2022 period.

Transportation, Gathering and Marketing:

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Transportation, gathering and marketing	$2,702,122	$2,600,479	4%
Transportation, gathering and marketing per MCFE	$0.59	$0.59	—%

Transportation, gathering and marketing increased $101,643, or 4%, in the 2022 period compared to the 2021 period. This increase in costs was primarily driven by higher production in the 2022 period compared to the 2021 period.

Production Taxes:

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Production taxes	$1,376,340	$719,180	91%
Production taxes as % of sales	4.8%	4.9%	(2%)

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $657,160, or 91%, in the 2022 period compared to the 2021 period. The increase was primarily the result of increased prices and production volumes in the 2022 period as compared to the 2021 period.

Depreciation, Depletion and Amortization (DD&A):

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Depreciation, depletion and amortization	$3,704,876	$4,038,466	(8%)
Depreciation, depletion and amortization per MCFE	$0.81	$0.92	(12%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $333,590, or 8%, in the 2022 period compared to the 2021 period, of which $533,366 of the decrease resulted from a $0.11 decrease in the DD&A rate per MCFE, partially offset by an increase of $199,776 resulting from production increasing 5% in the 2022 period compared to the 2021 period. The DD&A rate per MCFE decrease was mainly due to an increase in reserves during the 2022 period compared to the 2021 period.

Provision for Impairment:

We had a $5,585 provision for impairment in the 2022 period as compared to no provision for impairment in the 2021 period. During the 2022 period, impairment was related to working interest wells in which we assigned our interests to the operator.

(21)

Interest expense:

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
Interest expense	$406,931	$569,763	(29%)
Weighted average debt outstanding	$20,313,187	$26,762,363	(24%)

The decrease in interest expense is due to a lower average debt balance in the 2022 period as compared to the 2021 period.

Income Tax Expense:

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)

Provision (benefit) for income taxes	$795,000	$(286,000)	378%

Income taxes changed $1,081,000, from a $286,000 benefit in the 2021 period to a $795,000 provision in the 2022 period. The change in income taxes resulted primarily from an increase in projected income for fiscal year 2022 compared to fiscal year 2021.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

General and Administrative Costs (G&A):

	For the Six Months Ended March 31,
			Percent
	2022	2021	Incr. or (Decr.)
General and administrative	$4,839,821	$3,790,573	28%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the 2022 period increased $1,049,248 as compared to the 2021 period. The increase was primarily due to legal expenses associated with reincorporating in the state of Delaware, increased transaction activity and restricted stock expense during the 2022 period.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $9,845,414 at March 31, 2022, compared to positive working capital of $9,175,126 at September 30, 2021.

Liquidity:

Cash and cash equivalents were $1,703,675 as of March 31, 2022, compared to $2,438,511 at September 30, 2021, a decrease of $734,836. The decrease in cash is primarily associated with the closing of previously announced acquisitions, which were funded by cash on hand, cash from operating activities, borrowings under our Credit Facility and proceeds from the sale of assets. Cash flows for the six months ended March 31, 2022, and 2021 are summarized as follows:

Net cash provided (used) by:	For the Six Months Ended March 31,
	2022	2021	Change

Operating activities	$15,934,320	$4,677,107	$11,257,213
Investing activities	(14,316,650)	(8,338,602)	(5,978,048)
Financing activities	(2,352,506)	(5,758,418)	3,405,912
Increase (decrease) in cash and cash equivalents	$(734,836)	$(9,419,913)	$8,685,077

(22)

Operating activities:

Net cash provided by operating activities increased $11,257,213 during the 2022 period, as compared to the 2021 period, primarily as the result of the following:

•	receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other increasing by $11,765,691;
•	increased income tax receipts of $211,330;
•	decreased interest payments of $336,180;
•	decreased field operating expenses of $127,647; and
•	increased lease bonus receipts of $264,736;

partially offset by:

•	increased payments for G&A and other expense of $955,978; and
•	decreased net receipts from derivative contracts of $492,393.

Investing activities:

Net cash used by investing activities increased $5,978,048 during the 2022 period, as compared to the 2021 period, primarily due to higher acquisition costs of $12,983,770, partially offset by higher net proceeds from the sale of assets of $6,859,972 and lower payments of $145,750 for capital expenditures on legacy working interest wells during the 2022 period.

Financing activities:

Net cash used by financing activities decreased $3,405,912 during the 2022 period, as compared to the 2021 period, primarily due to higher net borrowings on long-term debt of $6,500,000 in the 2022 period compared to net payments of $5,250,000 in the 2021 period, partially offset by increased cash payments on off-market derivative contracts of $7,930,160 and an increase of $394,753 in dividend payments during the 2022 period.

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

(23)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares (3)	Purchase Price (1)	Area of Interest
March 31, 2022
	58	$0.5 million	-	$0.5 million	SCOOP / OK
	500	$6.4 million	-	$6.4 million	Haynesville / LA
	68	$0.7 million	-	$0.7 million	Haynesville / TX
	166	$1.3 million	-	$1.3 million	SCOOP / OK
	33	$0.4 million	-	$0.4 million	Haynesville / TX
December 31, 2021
	426	$5.8 million	-	$5.8 million	Haynesville / LA
	847	$0.6 million	1,519,481	$4.1 million	Haynesville / LA
	172	$1.4 million	-	$1.4 million	SCOOP / OK
	103	$0.6 million	-	$0.6 million	Haynesville / TX
	116	$1.7 million	-	$1.7 million	Haynesville / LA
	220	$1.2 million	-	$1.2 million	SCOOP / OK
September 30, 2021
	817	$0.7 million	2,349,207	$7.3 million	Haynesville / LA, TX
June 30, 2021
	262	$1.3 million	-	$1.3 million	Haynesville / LA
	131	$1.0 million	-	$1.0 million	Haynesville / TX
	2,514	$9.5 million	1,200,000	$13.0 million	SCOOP / OK
March 31, 2021
No significant acquisitions
(1) Excludes subsequent closing adjustments and insignificant acquisitions.
(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.
(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.
(4) Presented in chronological order with most recent at top.

We received lease bonus payments during the 2022 period totaling approximately $0.3 million. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at March 31, 2022.

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Six Months Ended
March 31, 2022
Cash provided by operating activities	$15,934,320
Cash provided (used) by:

Capital expenditures - acquisitions	(20,918,274)
Capital expenditures - legacy working interest wells	(279,348)
Quarterly dividends	(849,689)
Net borrowings (payments) on credit facility	6,500,000
Net proceeds from sale of assets	6,880,972
Cash receipts from (payments on) off-market derivative contracts	(7,930,160)
Net cost of equity issuance	(72,657)
Net cash used	(16,669,156)

Net increase (decrease) in cash	$(734,836)

Outstanding borrowings under our Credit Facility at March 31, 2022 were $24,000,000.

(24)

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand and borrowings under our Credit Facility. We had availability of $8.0 million at March 31, 2022 under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, as defined in the Credit Agreement, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

We have our $100,000,000 Credit Facility with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021. The Credit Facility has a borrowing base of $32,000,000 as of March 31, 2022, and a maturity date of September 1, 2025. Interest on the Credit Facility will be calculated based on either (a) LIBOR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Facility, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Facility contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2022, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, including pursuant to the ATM Agreement described below, we expect to have sufficient liquidity to fund our ongoing operations.

On August 25, 2021, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal (“Stifel”), pursuant to which we may offer and sell, from time to time through or to Stifel, up to 3,000,000 shares of our Common Stock. During the quarter ended March 31, 2022, we sold 2,710 shares of Common Stock pursuant to the ATM Agreement for net proceeds of $8,017, and as of March 31, 2022, we have sold a total of 223,710 shares of Common Stock pursuant to the ATM Agreement for aggregate proceeds of approximately $0.7 million, net of commissions paid.

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

(25)

gas volumes. The price sensitivity in 2022 for each $1.00 per barrel change in wellhead oil is approximately $224,479 for operating revenue based on our prior year oil volumes.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) LIBOR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Facility, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At March 31, 2022, we had $24,000,000 outstanding under the Credit Facility and the effective interest rate was 3.82%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $240,000 for the six months ended March 31, 2022, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties noted in the last few years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

ITEM 4	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they do meet, reasonable assurance standards. Based on their evaluation as of the end of the fiscal period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 as a result of the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was discovered during the audit process related to the fiscal year ended September 30, 2021. Subsequent to March 31, 2022, this material weakness was remediated as described below.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, management, together with the Company’s independent registered public accounting firm, identified a material weakness in one of the Company’s internal controls related to the review of the annual income tax provision prepared by a third-party firm.  Specifically, the Company’s review of the annual income tax provision did not include a process to sufficiently evaluate deferred tax assets to determine if a valuation allowance was necessary.  Additionally, the review was not sufficiently detailed to identify a material misstatement in deferred income taxes.  After discovery of this material weakness, we designed and implemented a remediation plan to address the material weakness.  Our remediation plan included engaging a large public accounting firm to prepare and review the Company’s annual income tax provision and related income calculations and disclosures.  We also added enhanced communication protocols between our tax provision preparer, management, and the external auditors, and held additional meetings throughout the six-month period ended March 31, 2022 with our tax preparer.  Our management has monitored the effectiveness of these and other processes, procedures and controls and has successfully completed the testing necessary to conclude that, subsequent to March 31, 2022 and prior to the filing of this Form 10-Q, the material weakness has been remediated.  With the exception of the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 and during the subsequent time period through the filing of this Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(26)

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

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase the Company’s Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program. As amended, the Repurchase Program continues to allow the Company to repurchase up to $1.5 million of the Company’s Common Stock at management’s discretion. Our Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. In addition, the number of shares allowed to be purchased under the Repurchase Program, as amended, is no longer capped at an amount equal to the aggregate number of shares of Common Stock (i) awarded pursuant to our 2010 Restricted Stock Plan, as amended, and (ii) credited to the accounts of directors pursuant to our Deferred Compensation Plan for Non-Employee Directors. We did not make any repurchases of shares of our Common Stock during the fiscal quarter ended March 31, 2022.

Restrictions upon the payment of dividends

The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on payment of dividends.

ITEM 6	EXHIBITS

(a)	Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 31, 2022, by and between PHX Minerals Inc., an Oklahoma corporation, and PHX Minerals (DE) Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K12B filed April 5, 2022).

	3.1	Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K12B filed April 5, 2022).
	3.2	Bylaws of PHX Minerals Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K12B filed April 5, 2022).
	31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
	31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
	32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
	32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
	99.1	Description of Capital Stock of PHX Minerals Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K12B filed April 5, 2022).
	101.INS	Inline XBRL Instance Document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(27)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHX MINERALS INC.
PHX MINERALS INC.

May 9, 2022	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

May 9, 2022	/s/ Ralph D’Amico
Date	Ralph D’Amico, Vice President,
Chief Financial Officer

(28)