Form 10-Q
period 2022-06-30
PHX MINERALS INC.
filed 2022-08-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-31759

PHX MINERALS INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 South University Drive, Suite 720, Fort Worth, Texas 76107

(Address of principal executive offices)

Registrant's telephone number including area code (405) 948-1560

1601 NW Expressway, Suite 1100, Oklahoma City, Oklahoma 73118

(Former address of principal executive offices from last report)

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

Outstanding shares of Common Stock at August 2, 2022: 36,433,063 shares.

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

All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to: our ability to execute our business strategies; the volatility of realized natural gas and oil prices; the level of production on our properties; estimates of quantities of natural gas, oil and NGL reserves and their values; general economic or industry conditions; public health crises, such as the COVID-19 pandemic, and any related actions taken by businesses and governments; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; title defects in the properties in which we invest; and other economic, competitive, governmental, regulatory or technical factors affecting our properties, operations or prices.

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for, and development, production and sale of, natural gas, oil, and NGLs. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“Annual Report”), and all quarterly reports on Form 10-Q filed subsequently thereto, including any risks described in Item 1A of this Form 10-Q. Investors should also read the other information in this Form 10-Q and the Annual Report where risk factors are presented and further discussed.

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
At-The-Market Program

Our Common Stock offering arrangement by which we may offer and sell, from time to time through or to Stifel, up to 3,000,000 shares of our Common Stock pursuant to an At-The-Market Equity Offering Sales Agreement, as amended, with Stifel as sales agent and/or principal.

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

SEC	The United States Securities and Exchange Commission.
SOFR	The Secured Overnight Financing Rate.
Stifel	Stifel, Nicolaus & Company, Incorporated
undeveloped acreage	Acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and/or natural gas.
working interest	Well interests in which the Company pays a share of the costs to drill, complete and operate a well and receives a proportionate share of production.
WTI	West Texas Intermediate.

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

Unless otherwise noted, general references to a quarter refer to the quarterly period ended June 30. For example, the 2022 quarter refers to the quarterly period ended June 30, 2022 and the 2021 quarter refers to the quarterly period ended June 30, 2021.

Fiscal nine-month period references

All references to nine-month periods in this Form 10-Q, unless otherwise noted, refer to the Company’s fiscal nine-month period based on a fiscal year end of September 30. Unless otherwise noted, general references to a period in sections of this Form 10-Q discussing nine-month periods refer to the nine-month period ended June 30. For example, in sections of this Form 10-Q discussing nine-month periods, the 2022 period refers to the nine-month period ended June 30, 2022 and the 2021 period refers to the nine-month period ended June 30, 2021.

References to natural gas and oil properties

References to natural gas and oil properties in this Form 10-Q inherently include NGL associated with such properties.

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,489,282	$2,438,511
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	11,780,557	6,428,982
Refundable income taxes	860,416	2,413,942
Other	1,276,942	942,082
Total current assets	18,407,197	12,223,517

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	265,800,998	319,984,874
Non-producing natural gas and oil properties	50,204,756	40,466,098
Other	972,770	794,179
	316,978,524	361,245,151
Less accumulated depreciation, depletion and amortization	(193,551,159)	(257,643,661)
Net properties and equipment	123,427,365	103,601,490

Operating lease right-of-use assets	770,952	607,414
Other, net	764,068	578,593

Total assets	$143,369,582	$117,011,014

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$486,034	$772,717
Derivative contracts, net	10,189,546	12,087,988
Income taxes payable	-	334,050
Current portion of operating lease liability	190,604	132,287
Accrued liabilities and other	1,489,127	1,809,337
Total current liabilities	12,355,311	15,136,379

Long-term debt	28,300,000	17,500,000
Deferred income taxes, net	550,906	343,906
Asset retirement obligations	2,116,246	2,836,172
Derivative contracts, net	1,068,544	1,696,479
Operating lease liability, net of current portion	1,015,405	789,339

Total liabilities	45,406,412	38,302,275

Stockholders' equity:
Common Stock, $0.01666 par value; 54,000,500 shares authorized and 35,680,970 issued at June 30, 2022; 36,000,500 shares authorized and 32,770,433 issued at September 30, 2021	594,445	545,956
Capital in excess of par value	42,849,595	33,213,645
Deferred directors' compensation	1,451,690	1,768,151
Retained earnings	58,676,047	48,966,420
	103,571,777	84,494,172
Less treasury stock, at cost; 377,232 shares at June 30, 2022, and 388,545 shares at September 30, 2021	(5,608,607)	(5,785,433)
Total stockholders' equity	97,963,170	78,708,739
Total liabilities and stockholders' equity	$143,369,582	$117,011,014

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues:	(unaudited)		(unaudited)
Natural gas, oil and NGL sales	$19,561,568	$10,899,820	$48,032,597	$25,670,624
Lease bonuses and rental income	209,329	259,152	450,152	319,139
Gains (losses) on derivative contracts	(2,387,226)	(5,487,483)	(12,534,464)	(8,089,662)
	$17,383,671	$5,671,489	35,948,285	$17,900,101
Costs and expenses:
Lease operating expenses	900,807	1,064,989	3,086,272	3,100,052
Transportation, gathering and marketing	1,430,136	1,538,174	4,132,258	4,138,653
Production taxes	925,197	596,858	2,301,537	1,316,038
Depreciation, depletion and amortization	2,022,832	2,137,707	5,727,708	6,176,173
Provision for impairment	6,277	45,855	11,862	45,855
Interest expense	286,345	220,439	693,276	790,202
General and administrative	2,877,614	2,275,104	7,717,435	6,065,677
Losses (gains) on asset sales and other	(630,547)	(35,043)	(743,867)	(177,512)
Total costs and expenses	7,818,661	7,844,083	22,926,481	21,455,138
Income (loss) before provision (benefit) for income taxes	9,565,010	(2,172,594)	13,021,804	(3,555,037)

Provision (benefit) for income taxes	976,000	(816,000)	1,771,000	(1,102,000)

Net income (loss)	$8,589,010	$(1,356,594)	$11,250,804	$(2,453,037)

Basic and diluted earnings (loss) per common share (Note 4)	$0.25	$(0.05)	$0.33	$(0.10)

Weighted average shares outstanding:
Basic	34,652,155	28,309,258	34,009,105	24,482,639
Diluted	34,851,214	28,309,258	34,009,105	24,482,639

Dividends per share of common stock paid in period	$0.02	$0.01	$0.045	$0.03

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2022

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2021	32,770,433	$545,956	$33,213,645	$1,768,151	$48,966,420	(388,545)	$(5,785,433)	$78,708,739

Net income (loss)	-	-	-	-	6,682,249			6,682,249
Equity issued to acquire assets	1,519,481	25,315	3,460,988	-	-	-	-	3,486,303
At-the-market offering fees			(10,730)					(10,730)
Purchase of treasury stock	-	-	-	-	-	(700)	(1,855)	(1,855)
Restricted stock awards	-	-	255,844	-	-	-	-	255,844
Dividends ($0.025 per share)	-	-	-	-	(849,689)	-	-	(849,689)
Distribution of restricted stock to officers and directors	115,373	1,921	(178,481)	-	-	12,013	178,681	2,121
Increase in deferred directors' compensation charged to expense	-	-	-	67,570	-	-	-	67,570
Balances at December 31, 2021	34,405,287	$573,192	$36,741,266	$1,835,721	$54,798,980	(377,232)	$(5,608,607)	$88,340,552
(unaudited)
Net income (loss)	-	-	-	-	(4,020,455)	-	-	(4,020,455)
Cost of equity issuance	-	-	(48,166)	-	-	-	-	(48,166)
At-the-market offering	2,710	45	7,972	-	-	-	-	8,017
Restricted stock awards	-	-	433,137	-	-	-	-	433,137
Distribution of deferred directors' compensation	61,452	1,024	462,735	(463,759)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	35,461	-	-	-	35,461
Balances at March 31, 2022	34,469,449	$574,261	$37,596,944	$1,407,423	$50,778,525	(377,232)	$(5,608,607)	$84,748,546
(unaudited)
Net income (loss)	-	-	-	-	8,589,010	-	-	8,589,010
At-the-market offering	1,211,521	20,184	4,722,585	-	-	-	-	4,742,769
Restricted stock awards	-	-	530,066	-	-	-	-	530,066
Dividends ($0.02 per share)	-	-	-	-	(691,488)	-	-	(691,488)
Increase in deferred directors' compensation charged to expense	-	-	-	44,267	-	-	-	44,267
Balances at June 30, 2022	35,680,970	$594,445	$42,849,595	$1,451,690	$58,676,047	(377,232)	$(5,608,607)	$97,963,170
(unaudited)

(3)

Nine Months Ended June 30, 2021

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2020	22,647,306	$377,304	$10,649,611	$1,874,007	$56,244,100	(411,487)	$(6,151,096)	$62,993,926

Net income (loss)	-	-	-	-	(596,720)	-	-	(596,720)
Equity issued to acquire assets	153,375	2,555	223,203	-	-	-	-	225,758
Restricted stock awards	-	-	122,978	-	-	-	-	122,978
Dividends ($0.02 per share)	-	-	-	-	(454,936)	-	-	(454,936)
Distribution of restricted stock to officers and directors	-	-	(316,886)	-	-	21,220	317,239	353
Increase in deferred directors' compensation charged to expense	-	-	-	44,527	-	-	-	44,527
Balances at December 31, 2020	22,800,681	$379,859	$10,678,906	$1,918,534	$55,192,444	(390,267)	$(5,833,857)	$62,335,886
(unaudited)
Net income (loss)	-	-	-	-	(499,723)	-	-	(499,723)
Cost of equity issuance	-	-	(29,240)	-	-	-	-	(29,240)
Restricted stock awards	-	-	161,170	-	-	-	-	161,170
Dividends ($0.01 per share)	-	-	-	-	(289,997)	-	-	(289,997)
Distribution of restricted stock to officers and directors	-	-	-	-	-	(556)	(1,268)	(1,268)
Distribution of deferred directors' compensation	24,545	409	339,913	(340,322)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	55,727	-	-	-	55,727
Balances at March 31, 2021	22,825,226	$380,268	$11,150,749	$1,633,939	$54,402,724	(390,823)	$(5,835,125)	$61,732,555
(unaudited)
Net income (loss)	-	-	-	-	(1,356,594)	-	-	(1,356,594)
Purchase of treasury stock	-	-	-	-	-	(1,229)	(2,741)	(2,741)
Equity offering	6,175,000	102,876	11,039,464	-	-	-	-	11,142,340
Equity issued to acquire assets	1,200,000	19,992	3,448,008	-	-	-	-	3,468,000
Restricted stock awards	-	-	258,526	-	-	-	-	258,526
Dividends	-	-	-	-	(12,754)	-	-	(12,754)
Distribution of restricted stock to officers and directors	-	-	(52,375)	-	-	3,507	52,433	58
Increase in deferred directors' compensation charged to expense	-	-	-	67,171	-	-	-	67,171
Balances at June 30, 2021	30,200,226	$503,136	$25,844,372	$1,701,110	$53,033,376	(388,545)	$(5,785,433)	$75,296,561
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(4)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2022	2021
Operating Activities	(unaudited)
Net income (loss)	$11,250,804	$(2,453,037)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,727,708	6,176,173
Impairment of producing properties	11,862	45,855
Provision for deferred income taxes	207,000	(1,117,000)
Gain from leasing fee mineral acreage	(449,053)	(316,541)
Proceeds from leasing fee mineral acreage	545,920	334,938
Net (gain) loss on sales of assets	(865,035)	(136,596)
Directors' deferred compensation expense	147,298	167,425
Total (gain) loss on derivative contracts	12,534,464	8,089,662
Cash receipts (payments) on settled derivative contracts	(1,215,245)	(688,807)
Restricted stock awards	1,219,047	542,674
Other	55,653	72,126
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	(5,351,575)	(2,134,395)
Other current assets	(78,262)	(89,957)
Accounts payable	(251,059)	209,014
Income taxes receivable	1,553,526	1,425,471
Other non-current assets	(393,492)	87,065
Income taxes payable	(334,050)	-
Accrued liabilities	23,463	26,263
Total adjustments	13,088,170	12,693,370
Net cash provided by operating activities	24,338,974	10,240,333

Investing Activities
Capital expenditures	(351,524)	(696,759)
Acquisition of minerals and overriding royalty interests	(29,872,407)	(19,337,265)
Net proceeds from sales of assets	7,852,389	533,371
Net cash provided (used) by investing activities	(22,371,542)	(19,500,653)

Financing Activities
Borrowings under Credit Facility	14,300,000	-
Payments of loan principal	(3,500,000)	(8,850,000)
Net proceeds from equity issuance	4,670,112	11,088,858
Cash receipts from (payments on) off-market derivative contracts	(13,845,596)	-
Purchases of treasury stock	-	(2,741)
Payments of dividends	(1,541,177)	(757,692)
Net cash provided (used) by financing activities	83,339	1,478,425

Increase (decrease) in cash and cash equivalents	2,050,771	(7,781,895)
Cash and cash equivalents at beginning of period	2,438,511	10,690,395
Cash and cash equivalents at end of period	$4,489,282	$2,908,500

Supplemental Schedule of Noncash Investing and Financing Activities:

Gross additions to properties and equipment	$33,431,875	$23,794,178
Value of shares used for acquisitions	(3,510,001)	(3,718,000)
Net (increase) decrease in accounts payable for properties and equipment additions	302,057	(42,154)
Capital expenditures and acquisitions	$30,223,931	$20,034,024

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “PHX” or the “Company” refer to PHX Minerals Inc.

Recent Accounting Pronouncements

Standard	Description	Date of Adoption	Impact on Financial Statements or Other Significant Matters
Adoption of New Accounting Pronouncements
ASU 2019-12, Simplifying the Accounting for Income Taxes.	This standard is intended to clarify and simplify the accounting for income taxes by removing certain exceptions and amending existing guidance.	First Fiscal Quarter 2022	The adoption of this update did not have a material impact on the Company's financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Nine Months Ended June 30, 2022
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$8,457,521	$4,494,665	$12,952,186	$19,279,414	$10,898,801	$30,178,215
Oil revenue	3,340,065	1,808,814	5,148,879	7,784,554	5,652,135	13,436,689
NGL revenue	675,829	784,674	1,460,503	2,008,959	2,408,734	4,417,693
Natural gas, oil and NGL sales	$12,473,415	$7,088,153	$19,561,568	$29,072,927	$18,959,670	$48,032,597

	Three Months Ended June 30, 2021			Nine Months Ended June 30, 2021
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$3,023,941	$3,234,656	$6,258,597	$6,580,533	$7,509,962	$14,090,495
Oil revenue	1,934,966	1,603,996	3,538,962	4,748,987	4,275,962	9,024,949
NGL revenue	453,935	648,326	1,102,261	1,095,124	1,460,056	2,555,180
Natural gas, oil and NGL sales	$5,412,842	$5,486,978	$10,899,820	$12,424,644	$13,245,980	$25,670,624

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the three and nine months ended June 30, 2022, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to it. Through cash received on new wells, in the 2022 and 2021 third quarters, the Company identified several producing properties on its minerals that had production dates prior to the 2022 and 2021 third quarters. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the third quarter natural gas, oil and NGL sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables. In connection with obtaining more relevant information on new wells on Company acreage for the three months ended June 30, 2022, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $894,099, of which $83,352 related to the production periods before October 1, 2021 and $810,747 related to the first and second fiscal quarters of fiscal 2022.

(7)

In connection with obtaining more relevant information on new wells on Company acreage for the three months ended June 30, 2021, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $365,871 of which $72,717 related to the production periods before October 1, 2020, and $293,154 related to the first and second fiscal quarters of fiscal 2021.

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

As of June 30, 2022, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance is required and for the nine months ended June 30, 2022, the net impact of the change in the Company’s valuation allowance against its deferred tax assets from September 30, 2021 is a decrease of $717,875 recorded in the income tax provision. The Company’s effective tax rate for the nine months ended June 30, 2022 was a 14% provision as compared to a 31% benefit for the nine months ended June 30, 2021. During the three and nine months ended June 30, 2022, the Company made income tax payments of $1.9 million and $2.6 million, respectively.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the limitation on interest expense deductibility under Section 163(j) of the Internal Revenue Code (“IRC”) from 30% to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, along with a few other provisions. On July 28, 2020, final regulations were issued under Section 163(j) of the IRC that modified the calculation under the previous proposed regulations of adjusted taxable income for purposes of the 50% limitation on interest expense. Under the final regulations, depreciation, amortization, and depletion capitalizable under Section 263A of the IRC is added back to tentative taxable income.  This change allowed all interest expense to be deductible for 2020 and reduced the associated deferred tax asset to zero. During the quarter ended March 31, 2021, the Company received a tax refund totaling $1.4 million associated with the alternative minimum tax (AMT) credits, which was accelerated by the CARES Act. During the quarter ended December 31, 2021, the Company received $2.2 million associated with the carryback of the Company’s 2020 federal net operating loss.

NOTE 4: Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares, during the period. Diluted earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares and any other potentially dilutive shares of Common Stock, during the period. Participating securities had no effect on basic and diluted EPS at June 30, 2022.

For the three and nine months ended June 30, 2022, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 720,254 and 445,943, respectively, for the three and nine months ended June 30, 2022, and 584,547 and 377,808, respectively, for the three and nine months ended June 30, 2021.

(8)

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Basic EPS
Numerator:
Basic net income (loss)	$8,589,010	$(1,356,594)	$11,250,804	$(2,453,037)
Denominator:
Common Shares	34,438,807	28,117,199	33,792,632	24,308,185
Unissued, directors' deferred compensation shares	213,348	192,059	216,473	174,454
Basic weighted average shares outstanding	34,652,155	28,309,258	34,009,105	24,482,639
Basic EPS	$0.25	$(0.05)	$0.33	$(0.10)

Diluted EPS
Numerator:
Basic net income (loss)	$8,589,010	$(1,356,594)	$11,250,804	$(2,453,037)
Diluted net income (loss)	8,589,010	(1,356,594)	11,250,804	(2,453,037)
Denominator:
Basic weighted average shares outstanding	34,652,155	28,309,258	34,009,105	24,482,639
Effects of dilutive securities:
Unvested restricted stock	199,059	-	-	-
Diluted weighted average shares outstanding	34,851,214	28,309,258	34,009,105	24,482,639
Diluted EPS	$0.25	$(0.05)	$0.33	$(0.10)

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility has a borrowing base of $50,000,000 as of June 30, 2022, and a maturity date of September 1, 2025. The Credit Facility is secured by the Company’s personal property and at least 80% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At June 30, 2022, the effective interest rate was 4.43%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of June 30, 2022 was $353,084. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX (as defined in the Credit Facility) of no more than 3.5 to 1.0 based on the trailing twelve months. At June 30, 2022, the Company was in compliance with the covenants of the Credit Facility, had $28,300,000 in outstanding borrowings and had $21,700,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

(9)

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

NOTE 7: Restricted Stock Plan

On March 2, 2022, the Company awarded shares of Common Stock in the form of time-based and market-based restricted stock to the directors, employees and officers of the Company.  Non-employee directors received 138,249 time-based shares with a fair value on the award date of $387,095. These shares vest in December 2022.  Officers were awarded 402,086 market-based shares with a fair value on their award date of $1,679,757. Upon vesting, the market-based shares that do not meet certain performance criteria are forfeited. Both employees and certain officers were also awarded 126,013 time-based shares with a fair value on the award date of $352,838.  The shares issued to employees time-vest ratably over a three-year period ending in December 2024, and the shares awarded to the officers cliff vest at the end of a three-year period ending in December 2024.  All shares awarded on March 2, 2022 have voting rights during the vesting period.

On April 1, 2022, the Company awarded shares of common stock in the form of time-based restricted stock to a new director.  The non-employee director received 20,737 time-based shares with a fair value on the award date of $62,004. These shares vest in December of 2022.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The following table summarizes the Company’s pre-tax compensation expense for the three and nine months ended June 30, 2022 and 2021 related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Market-based, restricted stock	$313,728	$79,118	$705,082	$168,483
Time-based, restricted stock	216,338	179,408	513,965	374,191
Performance-based, restricted stock	-	-	-	-
Total compensation expense	$530,066	$258,526	$1,219,047	$542,674

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of June 30, 2022
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$1,621,184	1.50
Time-based, restricted stock	649,773	1.37
Performance-based, restricted stock	-
Total	$2,270,957

(10)

NOTE 8: Properties and Equipment

Properties and equipment and related accumulated DD&A as of June 30, 2022 and September 30, 2021 are as follows:

	June 30, 2022	September 30, 2021
Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	$265,800,998	$319,984,874
Non-producing natural gas and oil properties	50,204,756	40,466,098
Other property and equipment	972,770	794,179
	316,978,524	361,245,151
Less accumulated depreciation, depletion and amortization	(193,551,159)	(257,643,661)
Net properties and equipment	$123,427,365	$103,601,490

Acquisitions

The Company made the following property acquisitions during the nine-month periods ended June 30, 2022 and 2021.

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares (3)	Total Purchase Price (1)	Area of Interest
June 30, 2022
	60	$0.6 million	-	$0.6 million	SCOOP / OK
	46	$0.8 million	-	$0.8 million	Haynesville / LA
	56	$0.4 million	-	$0.4 million	Haynesville / LA
	88	$0.9 million	-	$0.9 million	SCOOP / OK
	503	$5.0 million	-	$5.0 million	Haynesville / LA, TX
	92	$0.6 million	-	$0.6 million	Haynesville / LA
	25	$0.3 million	-	$0.3 million	Haynesville / LA
	68	$0.5 million	-	$0.5 million	SCOOP / OK
March 31, 2022
	58	$0.5 million	-	$0.5 million	SCOOP / OK
	500	$6.4 million	-	$6.4 million	Haynesville / LA
	68	$0.7 million	-	$0.7 million	Haynesville / TX
	166	$1.3 million	-	$1.3 million	SCOOP / OK
	33	$0.4 million	-	$0.4 million	Haynesville / TX
December 31, 2021
	426	$5.8 million	-	$5.8 million	Haynesville / LA
	847	$0.6 million	1,519,481	$4.1 million	Haynesville / LA
	172	$1.4 million	-	$1.4 million	SCOOP / OK
	103	$0.6 million	-	$0.6 million	Haynesville / TX
	116	$1.7 million	-	$1.7 million	Haynesville / LA
	220	$1.2 million	-	$1.2 million	SCOOP / OK
June 30, 2021
	262	$1.3 million	-	$1.3 million	Haynesville / LA
	131	$1.0 million	-	$1.0 million	Haynesville / TX
	2,514	$9.5 million	1,200,000	$13.0 million	SCOOP / OK
March 31, 2021
No significant acquisitions
December 31, 2020
	142	$1.0 million	-	$1.0 million	Haynesville / TX
	184	$0.8 million	-	$0.8 million	Haynesville / TX
	386	$3.5 million	-	$3.5 million	Haynesville / TX
	297	$2.0 million	153,375	$2.3 million	SCOOP / OK
(1) Excludes subsequent closing adjustments and insignificant acquisitions.
(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.
(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.
(4) Presented in chronological order with most recent at top.

(11)

All purchases made in 2021 and 2022 were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the nine-month periods ended June 30, 2022 and 2021.

Quarter Ended(3)	Net mineral acres(1)/ Wellbores(2)	Sale Price	Gain/(Loss)	Location
June 30, 2022
	43 acres	$0.1 million	$0.1 million	TX
	9 wellbores	$0.3 million	$0.1 million	OK
	83 acres	$0.1 million	$0.1 million	OK
	16 wellbores	$0.1 million	$ -	OK
	2 wellbores	$0.1 million	$0.1 million	OK
	2,255 acres	$0.3 million	$0.3 million	AR / OK / TX
March 31, 2022
	7,071 acres	$1.6 million	$1.6 million	NM / TX
	130 acres	$0.5 million	$0.5 million	TX
December 31, 2021
	98 wellbores	$2.0 million	($3.5) million	OK
	95 wellbores	$0.5 million	$0.2 million	OK / TX
	499 wellbores	$2.1 million	$1.1 million	AR
June 30, 2021
	2,857 acres	$0.3 million	$0.2 million	Central Basin Platform, TX
March 31, 2021
No significant divestitures
December 31, 2020
No significant divestitures
(1) Number of net mineral acres sold.
(2) Number of wellbores associated with working interests sold.
(3) Excludes immaterial divestitures.

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

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas,

(12)

oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three and nine months ended June 30, 2022, management’s assessment resulted in no impairment provisions on producing properties. The Company wrote off $11,862 on wells assigned to the operator with zero consideration received during the nine months ended June 30, 2022.

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

Derivative contracts in place as of June 30, 2022

Fiscal Period	Contract total volume	Index	Contract average price
Natural gas costless collars
Remaining 2022	370,000 Mmbtu	NYMEX Henry Hub	$4.21 floor / $6.65 ceiling
2023	890,000 Mmbtu	NYMEX Henry Hub	$4.49 floor / $8.10 ceiling
2024	60,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $4.70 ceiling
Natural gas fixed price swaps
Remaining 2022	810,000 Mmbtu	NYMEX Henry Hub	$3.00
2023	2,100,000 Mmbtu	NYMEX Henry Hub	$3.24
2024	380,000 Mmbtu	NYMEX Henry Hub	$3.41
Oil costless collars
2023	15,000 Bbls	NYMEX WTI	$75.00 floor / $96.00 ceiling
Oil fixed price swaps
Remaining 2022	41,000 Bbls	NYMEX WTI	$45.48
2023	66,750 Bbls	NYMEX WTI	$62.11
2024	11,250 Bbls	NYMEX WTI	$73.35

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $11,258,090 as of June 30, 2022, and a net liability of $13,784,467 as of September 30, 2021. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods:

(13)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash received (paid) on derivative contracts:
Natural gas costless collars	$(653,495)	$(11,975)	$(805,685)	$(21,064)
Natural gas fixed price swaps(1)	(3,562,961)	(20,185)	(5,390,089)	(18,943)
Oil costless collars	-	(346,786)	-	(370,432)
Oil fixed price swaps(1)	(1,453,691)	(625,744)	(2,399,472)	(278,368)
Cash received (paid) on derivative contracts, net	$(5,670,147)	$(1,004,690)	$(8,595,246)	$(688,807)
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$926,778	$(1,732,932)	$(458,854)	$(1,135,852)
Natural gas fixed price swaps	1,853,506	(953,201)	(1,355,455)	(670,605)
Oil costless collars	(38,910)	(680,443)	(38,910)	(1,787,689)
Oil fixed price swaps	541,547	(1,116,217)	(2,085,999)	(3,806,709)
Non-cash gain (loss) on derivative contracts, net	$3,282,921	$(4,482,793)	$(3,939,218)	$(7,400,855)
Gains (losses) on derivative contracts, net	$(2,387,226)	$(5,487,483)	$(12,534,464)	$(8,089,662)

(1) For the three and nine months ended June 30, 2022, excludes $1,284,024 and $6,465,597, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations. Total cash paid related to off-market derivatives was $13,845,596 for the nine months ended June 30, 2022 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

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

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at June 30, 2022 and September 30, 2021. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at June 30, 2022 and September 30, 2021.

	June 30, 2022				September 30, 2021
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$763,554	$10,953,100	$21,155	$1,089,699	$17,395	$12,105,383	$1,696,479
Offsetting adjustments	(763,554)	(763,554)	(21,155)	(21,155)	(17,395)	(17,395)	-
Net presentation on condensed balance sheets	$-	$10,189,546	$-	$1,068,544	$-	$12,087,988	$1,696,479

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

(14)

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022:

	Fair Value Measurement at June 30, 2022
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(10,760,325)	$-	$(10,760,325)
Derivative Contracts - Collars	$-	$(497,765)	$-	$(497,765)

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

At June 30, 2022 and September 30, 2021, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

NOTE 12: Subsequent Events

Derivatives

Subsequent to June 30, 2022, the Company entered into new derivative contracts as summarized in the table below:

	Contract
Contract period	total volume	Index	Contract price
Oil fixed price swaps
April 2023 - December 2023	9,000 Bbls	NYMEX WTI	$80.74

(15)

Acquisitions

Subsequent to June 30, 2022, the Company closed additional acquisitions of 544 net royalty acres located in the SCOOP play of Oklahoma and the Haynesville play of Louisiana for approximately $8.2 million.

Divestitures

Subsequent to June 30, 2022, the Company entered into a purchase and sale agreement to divest the remainder of its non-operated working interest position in the Fayetteville Shale of Arkansas for approximately $6 million subject to customary closing adjustments.

(16)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

PHX is an owner and manager of perpetual natural gas and oil mineral interests in resource plays in the United States. Our principal business is maximizing the value of our existing mineral and royalty assets through active management and opportunistic divestitures and expanding our asset base through acquisitions of additional mineral and royalty interests.

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

We opened our new corporate headquarters in Fort Worth, Texas in the third quarter 2022. All geology, engineering and accounting employees remain in the Oklahoma City, Oklahoma office.

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

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

Overview:

We recorded third quarter 2022 net income of $8,589,010, or $0.25 per share, as compared to a net loss of $1,356,594, or $0.05 per share, in the fiscal 2021 third quarter. The change in net income was principally the result of increased natural gas, oil and NGL sales, decreased losses associated with our hedge contracts and increased gains on asset sales, partially offset by an increase in G&A and income tax expense. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Natural gas, oil and NGL sales	$19,561,568	$10,899,820	79%

For the three months ended June 30, 2022, the increase in natural gas, oil and NGL sales was primarily due to increases in natural gas, oil and NGL prices of 105%, 65% and 56%, respectively, and an increase in natural gas volumes of 1%, partially offset by a decrease in oil and NGL volumes of 12% and 15%, respectively. The following table outlines our production and average sales prices for natural gas, oil and NGL for the three-month periods of fiscal 2022 and 2021:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2022	1,897,799	$6.82	48,928	$105.23	39,732	$36.76	2,429,760	$8.05
6/30/2021	1,879,343	$3.33	55,492	$63.77	46,753	$23.58	2,492,813	$4.37

The production increase in royalty volumes during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, resulted from new wells associated with 2021 and 2022 acquisitions in the Haynesville Shale and SCOOP plays coming online.  The decrease in working interest volumes resulted from the divestiture of low-value legacy working interests in

(17)

Oklahoma and the Fayetteville Shale in Arkansas, naturally declining production in high-interest wells in the Arkoma Stack and STACK plays, and legacy wells shut in in the Eagle Ford play while the operator completes new offset wells.

Total production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2022	1,897,799	48,928	39,732	2,429,760
3/31/2022	1,908,030	51,631	40,371	2,460,042
12/31/2021	1,574,265	48,074	44,256	2,128,248
9/30/2021	1,609,101	54,043	46,369	2,211,570
6/30/2021	1,879,343	55,492	46,753	2,492,813

Royalty interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2022	1,283,737	32,562	19,369	1,595,323
3/31/2022	1,261,949	28,758	18,852	1,547,609
12/31/2021	949,523	25,996	19,953	1,225,220
9/30/2021	705,397	29,442	19,364	998,230
6/30/2021	908,471	31,095	18,255	1,204,571

Working interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2022	614,062	16,366	20,363	834,437
3/31/2022	646,081	22,873	21,519	912,433
12/31/2021	624,742	22,078	24,303	903,028
9/30/2021	903,704	24,601	27,005	1,213,340
6/30/2021	970,872	24,397	28,498	1,288,242

Lease Bonuses and Rental Income:

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Lease bonuses and rental income	$209,329	$259,152	(19%)

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income decreased $49,823 in the 2022 quarter compared to the 2021 quarter primarily as the result of decreased leasing activity in the 2022 quarter.

(18)

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

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$(5,670,147)	$(1,004,690)	(464%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$3,282,921	$(4,482,793)	173%
Gains (losses) on derivative contracts, net	$(2,387,226)	$(5,487,483)	56%

	As of June 30,
	2022	2021
Fair value of derivative contracts
Net asset (net liability)	$(11,258,090)	$(8,108,502)	(39%)

(1) Excludes $1,284,024 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the quarter ended June 30, 2022.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in June 30, 2022, pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at June 30, 2022 had expiration dates through December 2023. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Lease operating expenses	$900,807	$1,064,989	(15%)
Lease operating expenses per working interest MCFE	$1.08	$0.83	30%
Lease operating expenses per total MCFE	$0.37	$0.43	(14%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $164,182, or 15%, in the 2022 quarter compared to the 2021 quarter. The decrease in LOE was principally the result of the divestiture of higher LOE working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing:

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Transportation, gathering and marketing	$1,430,136	$1,538,174	(7%)
Transportation, gathering and marketing per MCFE	$0.59	$0.62	(5%)

Transportation, gathering and marketing costs decreased $108,038, or 7%, in the 2022 quarter compared to the 2021 quarter. This decrease in costs was primarily driven by lower production in the 2022 quarter compared to the 2021 quarter. The decrease in rate per MCFE was primarily due to the divestiture of assets with higher associated deduct rates and the increase in natural gas sales in fields with lower associated deduct rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

(19)

Production Taxes:

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Production taxes	$925,197	$596,858	55%
Production taxes as % of sales	4.7%	5.5%	(15%)

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $328,339, or 55%, in the 2022 quarter as compared to the 2021 quarter. The increase in amount was primarily the result of increased natural gas, oil and NGL sales of $8,661,748 in the 2022 quarter compared to the 2021 quarter.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Depreciation, depletion and amortization	$2,022,832	$2,137,707	(5%)
Depreciation, depletion and amortization per MCFE	$0.83	$0.86	(3%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $114,875, or 5%, in the 2022 quarter compared to the 2021 quarter, of which $60,649 of the decrease resulted from a $0.03 decrease in the DD&A rate per MCFE and $54,226 of such decrease resulted from production decreasing 3% in the 2022 quarter. The DD&A rate per MCFE decrease was mainly due to an increase in reserves during the 2022 quarter compared to the 2021 quarter.

Provision for Impairment:

We had a $6,277 provision for impairment in the 2022 quarter as compared to a $45,855 provision in the 2021 quarter. During the 2022 quarter, impairment was related to working interest wells in which we assigned our interests to the operator. During the 2021 quarter, impairment of $37,879 was related to one field. These assets were written down to their fair market value as required by GAAP. The remaining 2021 impairment was related to working interest wells in which we assigned our interests to the operator.

Interest expense:

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Interest expense	$286,345	$220,439	30%
Weighted average debt outstanding	$26,976,923	$21,801,648	24%

The increase in interest expense is due to a higher average debt balance and average interest rate in the 2022 quarter as compared to the 2021 quarter.

Income Tax Expense:

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)

Provision (benefit) for income taxes	$976,000	$(816,000)	220%

Income taxes changed $1,792,000, from a $816,000 benefit in the 2021 quarter to a $976,000 provision in the 2022 quarter. The change in income taxes resulted primarily from an increase in net income for fiscal year 2022 compared to fiscal year 2021.

(20)

General and Administrative Costs (G&A):

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
General and administrative	$2,877,614	$2,275,104	26%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the 2022 quarter increased $602,510 as compared to the 2021 quarter. The increase was primarily due to legal expenses associated with reincorporating in the state of Delaware, increased transaction activity and restricted stock expense during the 2022 quarter.

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)

Losses (gains) on asset sales and other	$(630,547)	$(35,043)	(1,699%)

The increase in gain on asset sales and other is primarily related to divestitures during the 2022 quarter.

NINE MONTHS ENDED JUNE 30, 2022 COMPARED TO NINE MONTHS ENDED JUNE 30, 2021

Overview:

We recorded nine-month net income of $11,250,804, or $0.33 per share, for the 2022 period, as compared to a net loss of $2,453,037, or $0.10 per share, in the 2021 period. The change in net income (loss) was principally the result of increased natural gas, oil and NGL sales, gains on asset sales and lease bonuses and rental income, and decreased DD&A, partially offset by an increase in losses on derivative contracts, production taxes, G&A and income tax expense. These items are further discussed below.

(21)

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Natural gas, oil and NGL sales	$48,032,597	$25,670,624	87%

The increase in natural gas, oil and NGL sales was primarily due to increases in natural gas, oil and NGL prices of 103%, 71% and 74%, respectively, and an increase in natural gas volumes of 6%, partially offset by a decrease in oil and NGL volumes of 13% and 1%, respectively. The following table outlines our production and average sales prices for natural gas, oil and NGL for the nine-month periods of fiscal 2022 and 2021:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Nine months ended
6/30/2022	5,380,093	$5.61	148,632	$90.40	124,358	$35.52	7,018,036	$6.84
6/30/2021	5,090,619	$2.77	170,437	$52.95	125,118	$20.42	6,863,952	$3.74

Natural gas volumes increased during the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, primarily as a result of new wells associated with recent acquisitions in the Haynesville Shale and SCOOP plays coming online. These gas volumes were partially offset by naturally declining production in high-interest wells in the Arkoma Stack and divestitures in the Fayetteville.  NGL production decreased slightly as a result of naturally declining production from liquids-rich gas wells in the STACK. The decrease in oil production was a result of naturally declining production in working interest wells and our strategy of no longer participating with working interests in new drilling in the Eagle Ford play and reduced drilling activity of royalty wells in the Bakken play, as well as naturally declining production in high-interest wells brought online in the STACK during fiscal year 2021. Oil production decreases were partially offset by new wells in the SCOOP.

Lease Bonuses and Rental Income:

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Lease bonuses and rental income	$450,152	$319,139	41%

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income increased $131,013 in the 2022 period compared to the 2021 period primarily as the result of increased leasing activity in the 2022 period.

(22)

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

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$(8,595,246)	$(688,807)	(1,148%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(3,939,218)	$(7,400,855)	47%
Gains (losses) on derivative contracts, net	$(12,534,464)	$(8,089,662)	(55%)

	As of June 30,
	2022	2021
Fair value of derivative contracts
Net asset (net liability)	$(11,258,090)	$(8,108,502)	(39%)

(1) Excludes $6,465,597 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the nine months ended June 30, 2022.

The change in net loss on derivative contracts was due to the Company’s settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in June 30, 2022, pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at June 30, 2022 had expiration dates through December 2023. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Lease operating expenses	$3,086,272	$3,100,052	(—%)
Lease operating expenses per working interest MCFE	$1.16	$0.84	38%
Lease operating expenses per MCFE	$0.44	$0.45	(2%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $13,780 in the 2022 period compared to the 2021 period. The decrease in LOE was principally the result of the divestiture of higher LOE working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing:

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Transportation, gathering and marketing	$4,132,258	$4,138,653	(—%)
Transportation, gathering and marketing per MCFE	$0.59	$0.60	(2%)

Transportation, gathering and marketing decreased $6,395 in the 2022 period compared to the 2021 period. The decrease in rate per MCFE was primarily due to the divestiture of assets with higher associated deduct rates and the increase in natural gas sales in fields with lower associated deduct rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

(23)

Production Taxes:

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Production taxes	$2,301,537	$1,316,038	75%
Production taxes as % of sales	4.8%	5.1%	(6%)

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $985,499, or 75%, in the 2022 period compared to the 2021 period. The increase was primarily the result of increased prices and production volumes in the 2022 period as compared to the 2021 period.

Depreciation, Depletion and Amortization (DD&A):

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Depreciation, depletion and amortization	$5,727,708	$6,176,173	(7%)
Depreciation, depletion and amortization per MCFE	$0.82	$0.90	(9%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $448,465, or 7%, in the 2022 period compared to the 2021 period, of which $587,155 of the decrease resulted from a $0.08 decrease in the DD&A rate per MCFE, partially offset by an increase of $138,690 resulting from production increasing 2% in the 2022 period compared to the 2021 period. The DD&A rate per MCFE decrease was mainly due to an increase in reserves during the 2022 period compared to the 2021 period.

Provision for Impairment:

We had an $11,862 provision for impairment in the 2022 period as compared to a $45,855 provision for impairment in the 2021 period. During the 2022 period, impairment was related to working interest wells in which we assigned our interests to the operator. During the 2021 period, impairment of $37,879 was related to one field. These assets were written down to their fair market value as required by GAAP. The remaining 2021 impairment was related to working interest wells in which we assigned our interests to the operator.

Interest expense:

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
Interest expense	$693,276	$790,202	(12%)
Weighted average debt outstanding	$22,534,432	$25,108,791	(10%)

The decrease in interest expense is due to a lower average debt balance in the 2022 period as compared to the 2021 period.

Income Tax Expense:

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)

Provision (benefit) for income taxes	$1,771,000	$(1,102,000)	261%

Income taxes changed $2,873,000, from a $1,102,000 benefit in the 2021 period to a $1,771,000 provision in the 2022 period. The change in income taxes resulted primarily from an increase in net income for fiscal year 2022 compared to fiscal year 2021.

(24)

General and Administrative Costs (G&A):

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)
General and administrative	$7,717,435	$6,065,677	27%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the 2022 period increased $1,651,758 as compared to the 2021 period. The increase was primarily due to legal expenses associated with reincorporating in the state of Delaware, increased transaction activity and restricted stock expense during the 2022 period.

Losses (Gains) on Asset Sales and Other:

	For the Nine Months Ended June 30,
			Percent
	2022	2021	Incr. or (Decr.)

Losses (gains) on asset sales and other	$(743,867)	$(177,512)	(319%)

The increase in gain on asset sales and other is primarily related to divestitures during the 2022 period.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $16,241,432 at June 30, 2022, compared to positive working capital of $9,175,126 at September 30, 2021.

Liquidity:

Cash and cash equivalents were $4,489,282 as of June 30, 2022, compared to $2,438,511 at September 30, 2021, an increase of $2,050,771. The increase in cash is primarily associated with cash from operating activities and proceeds from the sale of shares under the At-The-Market Program. Cash flows for the nine months ended June 30, 2022 and 2021 are summarized as follows:

Net cash provided (used) by:	For the Nine Months Ended June 30,
	2022	2021	Change

Operating activities	$24,338,974	$10,240,333	$14,098,641
Investing activities	(22,371,542)	(19,500,653)	(2,870,889)
Financing activities	83,339	1,478,425	(1,395,086)
Increase (decrease) in cash and cash equivalents	$2,050,771	$(7,781,895)	$9,832,666

Operating activities:

Net cash provided by operating activities increased $14,098,641 during the 2022 period, as compared to the 2021 period, primarily as the result of the following:

•	receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other increasing by $17,780,522;
•	decreased interest payments of $224,790;
•	decreased field operating expenses of $228,216; and
•	increased lease bonus receipts of $210,982;

partially offset by:

(25)

•	increased payments for G&A and other expense of $2,064,496;
•	decreased income tax receipts of $1,754,934; and
•	increased net payments on derivative contracts of $526,439.

Investing activities:

Net cash used by investing activities increased $2,870,889 during the 2022 period, as compared to the 2021 period, primarily due to higher acquisition costs of $10,535,142, partially offset by higher net proceeds from the sale of assets of $7,319,018 and lower payments of $345,235 for capital expenditures on legacy working interest wells and furniture and fixtures during the 2022 period.

Financing activities:

Net cash provided by financing activities decreased $1,395,086 during the 2022 period, as compared to the 2021 period, primarily due to increased cash payments on off-market derivative contracts of $13,845,596, a decrease in net proceeds from equity issuances of $6,418,746 and an increase of $783,485 in dividend payments during the 2022 period, partially offset by higher net borrowings on long-term debt of $10,800,000 in the 2022 period compared to net payments of $8,850,000 in the 2021 period.

Capital Resources:

We had no capital expenditures to drill and complete new wells in the 2022 and 2021 periods as a result of our strategy to cease participating in new wells with a working interest after fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we decided to cease any further participation with a working interest on our mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal going forward, as the expenditures will be limited to capital workovers to enhance existing wells.

(26)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares (3)	Purchase Price (1)	Area of Interest
June 30, 2022
	60	$0.6 million	-	$0.6 million	SCOOP / OK
	46	$0.8 million	-	$0.8 million	Haynesville / LA
	56	$0.4 million	-	$0.4 million	Haynesville / LA
	88	$0.9 million	-	$0.9 million	SCOOP / OK
	503	$5.0 million	-	$5.0 million	Haynesville / LA, TX
	92	$0.6 million	-	$0.6 million	Haynesville / LA
	25	$0.3 million	-	$0.3 million	Haynesville / LA
	68	$0.5 million	-	$0.5 million	SCOOP / OK
March 31, 2022
	58	$0.5 million	-	$0.5 million	SCOOP / OK
	500	$6.4 million	-	$6.4 million	Haynesville / LA
	68	$0.7 million	-	$0.7 million	Haynesville / TX
	166	$1.3 million	-	$1.3 million	SCOOP / OK
	33	$0.4 million	-	$0.4 million	Haynesville / TX
December 31, 2021
	426	$5.8 million	-	$5.8 million	Haynesville / LA
	847	$0.6 million	1,519,481	$4.1 million	Haynesville / LA
	172	$1.4 million	-	$1.4 million	SCOOP / OK
	103	$0.6 million	-	$0.6 million	Haynesville / TX
	116	$1.7 million	-	$1.7 million	Haynesville / LA
	220	$1.2 million	-	$1.2 million	SCOOP / OK
September 30, 2021
	817	$0.7 million	2,349,207	$7.3 million	Haynesville / LA, TX
June 30, 2021
	262	$1.3 million	-	$1.3 million	Haynesville / LA
	131	$1.0 million	-	$1.0 million	Haynesville / TX
	2,514	$9.5 million	1,200,000	$13.0 million	SCOOP / OK
(1) Excludes subsequent closing adjustments and insignificant acquisitions.
(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.
(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.
(4) Presented in chronological order with most recent at top.

We received lease bonus payments during the nine months ended June 30, 2022 totaling approximately $0.5 million. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at June 30, 2022.

(27)

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Nine Months Ended
June 30, 2022
Cash provided by operating activities	$24,338,974
Cash provided (used) by:

Capital expenditures - acquisitions	(29,872,407)
Capital expenditures - legacy working interest wells and furniture and fixtures	(351,524)
Quarterly dividends	(1,541,177)
Net borrowings (payments) on credit facility	10,800,000
Net proceeds from sale of assets	7,852,389
Cash receipts from (payments on) off-market derivative contracts	(13,845,596)
Net proceeds from equity issuance	4,670,112
Net cash used	(22,288,203)

Net increase (decrease) in cash	$2,050,771

Outstanding borrowings under our Credit Facility at June 30, 2022 were $28,300,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand, sales of stock under our At-The-Market Program and borrowings under our Credit Facility. We had availability of $21.7 million at June 30, 2022 under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, as defined in the Credit Agreement, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

Our $100,000,000 Credit Facility is with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021. The Credit Facility has a borrowing base of $50,000,000 as of June 30, 2022, and a maturity date of September 1, 2025. Interest on the Credit Facility will be calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Facility, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Facility contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2022, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, including pursuant to the ATM Agreement described below, we expect to have sufficient liquidity to fund our ongoing operations.

On August 25, 2021, we entered into an At-The-Market Equity Offering Sales Agreement (as amended, the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal (“Stifel”), pursuant to which we may offer and sell, from time to time through or to Stifel, up to 3,000,000 shares of our Common Stock. During the quarter ended June 30, 2022, we sold 1,211,521 shares of Common Stock pursuant to the ATM Agreement for net proceeds of approximately $4.7 million, and as of June 30, 2022, we have sold a total of 1,435,231 shares of Common Stock pursuant to the ATM Agreement for aggregate net proceeds of approximately $5.5 million.

(28)

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

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Facility, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At June 30, 2022, we had $28,300,000 outstanding under the Credit Facility and the effective interest rate was 4.43%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $283,000 for the nine months ended June 30, 2022, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties that have existed in recent years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

ITEM 4	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they do meet, reasonable assurance standards. Based on their evaluation as of the end of the fiscal period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective to ensure material information relating to us is made known to management. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting made during the fiscal quarter or subsequent to the date the assessment was completed.

(29)

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

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase the Company’s Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program. As amended, the Repurchase Program continues to allow the Company to repurchase up to $1.5 million of the Company’s Common Stock at management’s discretion. Our Board added language to clarify that this is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. In addition, the number of shares allowed to be purchased under the Repurchase Program, as amended, is no longer capped at an amount equal to the aggregate number of shares of Common Stock (i) awarded pursuant to our 2010 Restricted Stock Plan, as amended, and (ii) credited to the accounts of directors pursuant to our Deferred Compensation Plan for Non-Employee Directors. We did not make any repurchases of shares of our Common Stock during the fiscal quarter ended June 30, 2022.

Restrictions upon the payment of dividends

The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on payment of dividends.

(30)

ITEM 6	EXHIBITS

(a)	Exhibit No.	Description
1.1

Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, dated May 10, 2022, by and between PHX Minerals Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 10, 2022).

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
10.1

Second Amendment to Credit Agreement dated as of May 18, 2022, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2022).

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

PHX MINERALS INC.
PHX MINERALS INC.

August 8, 2022	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

August 8, 2022	/s/ Ralph D’Amico
Date	Ralph D’Amico, Vice President,
Chief Financial Officer

(31)