Form 10-K
period 2022-09-30
PHX MINERALS INC.
filed 2022-12-13
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-31759

PHX MINERALS INC.

(Exact name of Registrant as specified in its Charter)

delaware	73-1055775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1320 South University Drive, Suite 720 Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 948-1560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01666 par value	PHX	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the $3.06 per share closing price of registrant's Common Stock, as reported by the New York Stock Exchange at March 31, 2022, the last day of the Registrant’s most recently completed second fiscal quarter, was $67,013,392.

The number of shares of Registrant’s Common Stock outstanding as of December 6, 2022, was 36,528,844.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of PHX Minerals Inc. (to be filed no later than 120 days after September 30, 2022) relating to the Annual Meeting of Stockholders, to be held on March 6, 2023, are incorporated into Part III of this Form 10-K.

T A B L E O F C O N T E N T S

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (this “Annual Report on Form 10-K”, this “Annual Report” or this “Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-K by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.

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

Except as required by applicable law, all forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we, or persons acting on our behalf, may issue.

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

Bbl	Barrel.
Board	Board of directors of the Company.
BTU	British Thermal Units.
Common Stock	Common Stock, par value $0.01666 per share, of the Company.
completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas and/or crude oil.
conventional	An area believed to be capable of producing crude oil and natural gas occurring in discrete accumulations in structural and stratigraphic traps.
DD&A	Depreciation, depletion and amortization.
developed acreage	The number of acres allocated or assignable to productive wells or wells capable of production.
development well	A well drilled within the proved area of a natural gas or crude oil reservoir to the depth of a stratigraphic horizon known to be productive.
dry hole	Exploratory or development well that does not produce natural gas and/or crude oil in economically producible quantities.
EBITDA	Earnings before interest, taxes, depreciation and amortization (including impairment). EBITDA is a Non-GAAP measure.
ESOP	The PHX Minerals Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan.
exploratory well	A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of natural gas or crude oil in another reservoir.
FASB	The Financial Accounting Standards Board.
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

Fiscal year references

All references to years or fiscal years in this Annual Report, unless otherwise noted, refer to the Company’s fiscal year ended September 30. For example, references to 2022 mean the fiscal year ended September 30, 2022.

References to natural gas and oil properties

References to natural gas and oil properties inherently include NGL associated with such properties.

PART I

ITEM 1. Business

Overview

PHX Minerals Inc., a Delaware corporation, is a Fort Worth-based company focused on perpetual natural gas and oil mineral ownership in resource plays in the United States. Prior to a strategy change in 2019, the Company participated with a working interest on some of its mineral and leasehold acreage and as a result still holds legacy interests in leasehold acreage and non-operated working interests in natural gas and oil properties. In this Annual Report, we generally refer to such working interests and the related wells as “legacy” interests and wells.

The Company was originally founded as a cooperative in 1926, and its shares became publicly traded in 1979. Effective April 1, 2022, the Company changed its state of incorporation from Oklahoma to Delaware through a merger with a wholly owned subsidiary, which was conducted for such purpose (the “Reincorporation”). Other than the change in the state of incorporation, the Reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management.

Strategic Focus on Mineral Ownership

During fiscal year 2019, we made the strategic decision to focus on perpetual natural gas and oil mineral ownership and growth by acquiring minerals in our core focus areas and by developing our significant mineral acreage inventory. In accordance with this strategy, we have ceased taking any working interest positions on our mineral and leasehold acreage. During the three fiscal years ended September 30, 2022, we did not participate with a working interest in the drilling of any new wells. We believe that our strategy to focus on mineral ownership is the best path forward to provide our stockholders the greatest risk-weighted returns on their investments.

A “mineral fee” is an interest in real property in which the owner owns all of the rights to the minerals under the surface in perpetuity, as compared to a mineral lease in which the lessee’s rights end at the expiration of the lease term or after production in paying quantities ceases with respect to the lease or the lease otherwise terminates in accordance with its terms. Generally, the mineral interest owner of a mineral fee interest reserves a non-cost bearing royalty interest upon the lease of such gas, oil, and other minerals to a gas and oil exploration and development company. Such companies lease such mineral interests from the fee mineral owner for a term with the expectation of producing natural gas and oil, thereby generating free cash flow from bonuses and royalties to the mineral interest owner.

As referenced above, our legacy leasehold interests, rather than our mineral interests, are non-operated working interests. These legacy non-operated working interests require us to contribute our proportionate share of the costs incurred by the operator in the development of such minerals. As discussed above and further below, since the end of 2019 and going forward, we no longer seek to participate with such working interests and are in the process of divesting legacy working interests and redeploying the proceeds into acquiring high quality mineral and royalty properties. Our producing mineral and leasehold properties are located primarily in Oklahoma, Texas, Louisiana, North Dakota and Arkansas.

Although a significant amount of our revenues is currently derived from the production and sale of natural gas, oil and NGL from our legacy working interests, the majority of our revenues is derived from royalties generated from the production and sale of natural gas, oil and NGL. These royalties are tied to our perpetual ownership of mineral acreage. Royalties are due and payable whenever the operator of such interest produces and sells natural gas, oil or NGL from wells located on our mineral acreage.

As of September 30, 2022, we owned approximately 244,739 perpetual mineral acres, as detailed in the table below:

Play	Net Acres	% Producing	% Leased But Not Producing	% Unleased
SCOOP	7,636	67%	7%	26%
STACK	5,802	90%	4%	6%
Arkoma Stack	10,604	70%	1%	29%
Haynesville	3,321	100%	0%	0%
Bakken /Three Forks	3,108	89%	0%	11%
Fayetteville	9,883	73%	0%	27%
Other	204,385	17%	2%	81%
Total:	244,739	27%	2%	71%

Approximately 29% of our net minerals are currently under lease with an operator of which 27% have a producing well. Additionally, approximately 71% of our net mineral position is currently unleased, providing the opportunity to generate additional cash flow from bonus payments and royalties without spending additional capital. We may also generate additional cash flows through opportunistically divesting unleased minerals. We also own working interests, royalty interests or both in 6,362 producing natural gas and oil wells and 172 wells in the process of being drilled or completed.

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

We intend to maximize stockholder value through the acquisition of mineral acreage in the core areas of resource plays with substantial undeveloped opportunities, proactive leasing of our mineral holdings, and divestiture of non-core minerals with limited optionality when the amount negotiated exceeds our projected total value.

Our Business Strategy

Our principal business objective is to maximize stockholder value. At the end of 2019, we made the strategic decision to cease taking working interest positions on our mineral and leasehold acreage. Our focus since then has been on growth through mineral acquisitions and by developing our significant mineral acreage inventory in our core focus areas under high quality operators. We believe this is the best path to provide our stockholders the greatest risk-weighted returns on their investment. We intend to accomplish this objective by executing the following corporate strategies:

•
Actively Manage Mineral and Leasehold Assets as a Portfolio to Maximize Value. We plan to manage our mineral and leasehold assets through the following:
o
Increasing our mineral fee holdings by acquiring mineral acreage in our core focus areas of natural gas and oil resource plays with substantial undeveloped opportunities that meet or exceed our minimum return threshold;
o
Utilizing in-house geology and engineering expertise as a competitive advantage;
o
Proactively leasing or monetizing our unleased mineral holdings; and
o
High-grading our asset base by: (a) selectively divesting non-core minerals when the anticipated sales price exceeds our projected total value, (b) optimizing our leasehold and working interest positions through strategic sales and farmouts of such assets, and (c) redeploying proceeds from sales into our core focus areas.
•
Maintain a Stable and Well Capitalized Balance Sheet. We plan to maintain a strong financial position through the following:
o
Maintaining a conservative amount of debt outstanding with ample liquidity to ensure our ability to successfully operate in all business and commodity environments; and
o
Hedging a portion of our future natural gas and oil prices to manage commodity price risk and protect our cash flow.

Our Business Strengths

We believe the following attributes position us to achieve our objectives:

•
Focusing on Perpetual Mineral Fee Ownership. Our strategic decision to focus on mineral ownership provides us with the perpetual option to benefit from future development and technology. We are focused on generating meaningful revenues through lease bonuses and royalty interests, and our royalty revenue as a percentage of total revenue continues to increase. As of September 30, 2022, we owned approximately 244,739 net mineral acres located primarily in Oklahoma, Texas, North Dakota, Louisiana and Arkansas. We also own working interests, royalty interests or both in 6,362 producing natural gas and oil wells and 172 wells in the process of being drilled or completed.
•
Mineral and Leasehold Ownership in Multiple Top-Tier Resource Plays. We own mineral and leasehold interests in multiple top-tier resource plays in the United States, including positions in the Haynesville, SCOOP, STACK, Bakken/Three Forks, Arkoma Woodford, Eagle Ford, Permian Basin and Fayetteville plays. A significant portion of our revenues is derived from the production and sale of natural gas, oil and NGL from these positions. During fiscal year 2022, production on our acreage averaged 26,328 Mcfed with approximately 78%, 12% and 10% of such volumes derived from the production of natural gas, oil and NGL, respectively.
•
Material Undeveloped Mineral Position in Gas and Oil Producing Basins. Over 70% of our mineral fee position is currently unleased or not currently producing, providing us with the opportunity to generate additional cash flows from bonus payments and royalties without deploying additional capital. We may also generate additional cash flows through opportunistically divesting these unleased minerals.
•
Stable and Flexible Financial Position. We maintain a stable and flexible financial position by actively managing our debt, cash and working capital. We hedge a portion of our production to manage commodity price risk and to protect our balance sheet and cash flow.
•
Experienced Management and Technical Team. We have a management and technical team with extensive experience in the oil and gas industry. Our management and technical team members average over 20 years of industry experience in each applicable area of the Company, including accounting, land, geology, engineering and mergers and acquisitions.

Principal Products and Markets

We derive our revenue through bonus and royalty payments and from legacy working interests on our mineral and leasehold acreage. Our principal products from the production associated with our royalty and non-operated interests, in order of revenue generated, are natural gas, crude oil and NGL. These products are generally sold by well operators to various purchasers, including pipeline and marketing companies, which service the areas where the producing wells are located. Since we do not operate any of the wells in which we own an interest, we must rely on the operating expertise of numerous companies that operate the wells in which we own interests, including expertise in the drilling and completion of new wells, producing well operations and, in most cases, the marketing or purchasing of production from the wells. We receive payments from natural gas, oil and NGL sales from the well operator or the contracted purchaser.

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

Major Customers

Our natural gas, oil and NGL production is sold, in most cases, through our lessees or well operators to numerous different purchasers. The loss of certain major purchasers of natural gas, oil and NGL production could have a material adverse effect on our ability to produce and sell, through our lessees or well operators, natural gas, oil and NGL production. The following table shows sales to major purchasers, by percentage, through various operators/purchasers during 2022, 2021, and 2020.

	2022	2021	2020
Company A	10%	14%	23%
Company B	5%	7%	6%

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

Employees

At September 30, 2022, we had 22 full-time employees, including our executive officers, and did not have any part-time employees.

Executive Officers

Chad L. Stephens, age 67, has served as our President and Chief Executive Officer since January 2020. Mr. Stephens served as Interim CEO from October 2019 to December 2019, and he has served as a Director of the Company since September 2017. Prior to joining the Company, Mr. Stephens held several positions at Range Resources Corporation from 1990 through his retirement in 2018, where he served as Senior Vice President – Corporate Development.

Ralph D’Amico, age 47, has served as our Chief Financial Officer, Vice President and Corporate Secretary since March 2020 and served as Vice President – Business Development from January 2019 through February 2020. Prior to joining the Company, Mr. D’Amico served as a Managing Director focused on energy at Stifel Nicolaus and Seaport Global Securities and held various other energy investment banking positions at Jefferies, Friedman Billings Ramsey and Salomon Smith Barney prior to then.

Danielle D. Mezo, age 35, has served as our Vice President of Engineering since January 2022 and as Director of Engineering from November 2020 through December 2021. Prior to joining the Company, she held various reservoir engineering, reserves, acquisitions, corporate planning, and management positions at SandRidge Energy and has 13 years of experience in the oil and gas industry.

Chad D. True, age 37, has served as our Vice President of Accounting and Assistant Corporate Secretary since January 2022 and as Director of Accounting and Assistant Corporate Secretary from May 2020 through December 2021. Prior to joining the Company, he held various audit and accounting positions at Grant Thornton LP and Wexford Capital LP and has more than 14 years of accounting experience.

Kenna D. Clapp, age 36, has served as our Director of Land since November 2020. Prior to joining the Company, she held various land positions at Chesapeake Energy and has more than 10 years of land experience across multiple basins including Haynesville, Eagleford, Mid-Continent and Barnett.

Carl Vandervoort, age 40, has served as our Director of Geology since January 2021. Prior to joining the Company, he managed Rainmaker Resources, a buy-side consulting company for private equity groups and private equity portfolio companies. Prior to that, Mr. Vandervoort was the Exploration Manager at Zenergy, Inc., an Apollo Management portfolio company.

Corporate Office

Our corporate headquarters are located at 1320 South University Drive, Suite 720, Fort Worth, TX 76107. All geology, engineering and accounting employees are located at 1601 NW Expressway, Suite 1100, Oklahoma City, OK 73118. Our telephone number is (405) 948-1560 and our website is www.phxmin.com.

Available Information

We make available free of charge on our website (www.phxmin.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the SEC.

We also make available within the “Governance Library” section under the “Corporate Governance” section of our website our Code of Ethics & Business Practices, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines, and Audit Committee, Governance and Sustainability Committee and Compensation Committee Charters, each of which have been approved by our Board of Directors. We will make timely disclosure on our website of any change to, or waiver from, the Code of Ethics & Business Practices and Code of Ethics for Senior Financial Officers for our principal executive and senior financial officers. Copies of our Code of Ethics & Business Practices and Code of Ethics for Senior Financial Officers are available free of charge by writing us at: PHX Minerals Inc., Attn: Chad True, 1601 NW Expressway, Suite 1100, Oklahoma City, OK 73118.

ITEM 1A. Risk Factors

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. If any of the following risk factors should occur, our financial condition could be materially impacted, and the holders of our securities could lose part or all of their investment in the Company. As the owner of mineral fee interests and non-operating working interests, we do not operate any natural gas and oil properties, and we do not have any employees or contractors in the field. As such, the risks associated with natural gas and oil operations affect us indirectly and typically through our non-operating working interests as we proportionately share in the costs of operating such wells. The risk factors described below are not exhaustive, and investors are encouraged to perform their own investigation with respect to our Company and our business. Investors should also read the other information in this Form 10-K, including the financial statements and related notes.

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
•
the impacts and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
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
•
social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the U.S., such as the conflict between Ukraine and Russia;
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

The volatility of the energy markets makes it extremely difficult to predict future natural gas, oil and NGL price movements with any certainty. Natural gas, oil and NGL prices continued to fluctuate in fiscal year 2022, with the COVID-19 pandemic continuing to contribute to volatility and uncertainty. Our financial position, results of operations, access to capital and the quantities of natural gas, oil and NGL that may be economically produced would be negatively impacted if natural gas, oil and NGL prices were low for an extended period of time. The ways in which low prices could have a material negative effect include the following:

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

The COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic (“COVID-19”) created significant uncertainty and economic disruption, as well as heightened volatility in the prices of oil and natural gas. The negative impact on worldwide demand for oil and natural gas resulting from COVID-19 led to a precipitous decline in oil prices, further exacerbated by the early March 2020 failure by OPEC+ to reach an agreement over proposed oil production cuts and global storage considerations. Although OPEC+ subsequently agreed to cut oil production, crude oil prices remained depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Since then, oil and natural gas prices have risen, but such prices are expected to continue to be volatile as a result of multiple factors, including COVID-19 and related measures taken by governments around the world, and as changes in oil and natural gas inventories, oil demand and economic performance are reported. Although government response measures to COVID-19 have generally relaxed, the ultimate impact of this pandemic is uncertain and subject to change. The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the reemergence of widespread COVID-19 infections, COVID-19 variants, the pandemic’s severity, actions to contain the disease or mitigate its impact and the effectiveness of treatments and vaccines, all of which are highly uncertain and cannot be predicted with certainty at this time. Declines in oil prices due to COVID-19 could result in the events discussed in the immediately preceding risk factor, which could have a material adverse effect on our business and financial results. We are unable to predict the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments, including the pandemic’s ongoing effect on the demand for oil and natural gas and the response of the overall economy and the financial markets after the pandemic and response measures come to an end, the timing of which remains highly uncertain.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. There is evidence that the increase in crude oil prices during the first half of calendar year 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

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

Our future success depends on developing our existing inventory of mineral acreage and acquiring additional mineral interests. Failure to develop our existing inventory of mineral acreage and to acquire additional mineral interests will cause reserves and production to decline materially from their current levels.

The rate of production from natural gas and oil properties generally declines as reserves are depleted. Our proved reserves will decline materially as reserves are produced except to the extent that we acquire additional mineral interests on properties containing proved reserves and our lessees or well operators conduct additional successful exploration and development drilling, successfully apply new technologies or identify additional behind-pipe zones (different productive zones within existing producing well bores) or secondary recovery reserves.

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

Competition for acquisitions of mineral interests may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which we do not currently hold properties, which could result in unforeseen operating difficulties. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on our ability to effectively integrate the acquired business or assets into our existing operations. The process of integrating acquired businesses or assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.

No assurance can be given that we will be able to identify suitable mineral interest acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition, results of operations and cash available for distribution. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our growth, results of operations and cash available for distribution.

Any acquisition of additional mineral and royalty interests that we complete will be subject to substantial risks.

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

It is not possible to measure underground accumulations of natural gas, oil and NGL with precision. Natural gas, oil and NGL reserve engineering requires subjective estimates of underground accumulations of natural gas, oil and NGL using assumptions concerning future prices of these commodities, future production levels and operating and development costs. In estimating our reserves, we and our Independent Consulting Petroleum Engineer must make various assumptions with respect to many matters that may prove to be incorrect, including:

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

On September 1, 2021, we entered into a four-year Credit Agreement (as amended, the “Credit Agreement”) with certain lenders and Independent Bank, as Administrative Agent and Letter of Credit Issuer (as defined in the Credit Agreement). The Credit Agreement replaced our prior revolving credit facility set forth in the Amended and Restated Credit Agreement dated as of November 25, 2013, as amended, among the Company, each lender party thereto, and BOKF, NA dba Bank of Oklahoma, as administrative agent, which we repaid in full and terminated. As of September 30, 2022, we had a balance of $28,300,000 drawn on our credit facility set forth in the Credit Agreement (the “Credit Facility). The Credit Facility’s borrowing base is set at $50,000,000. All obligations under the Credit Agreement are secured, subject to permitted liens and other exceptions, by a first-priority security interest on substantially all of our personal property and at least 80% of the total value of the proved, developed and producing Oil and Gas Properties (as defined in the Credit Agreement) owned by the Company.

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

In order to manage exposure to price volatility on our natural gas and oil production, we currently, and may in the future, enter into natural gas and oil derivative contracts for a portion of our expected production. Natural gas and oil price derivatives may limit the cash flow we actually realize and therefore reduce our ability to fund future projects. None of our natural gas and oil price derivative contracts are designated as hedges for accounting purposes; therefore, all changes in fair value of derivative contracts are reflected in earnings. Accordingly, these fair values may vary significantly from period to period, materially affecting reported earnings. In addition, this type of derivative contract can limit the benefit we would receive from increases in the prices for natural gas and oil. The fair value of our natural gas and oil derivative instruments outstanding as of September 30, 2022, was a net liability of $8,561,191.

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

There are inherent limitations in all control systems, and misstatements due to error or fraud could occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur in the future and not be detected.

In addition, discovery and disclosure of a material weakness, such as the material weakness we previously discovered and disclosed, by definition, could have a material adverse impact on our financial statements. Such an occurrence could negatively affect our business and affect how our stock trades. This could, in turn, negatively affect our ability to access public equity or debt markets for capital.

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

The Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, includes several provisions that are specifically applicable to corporations. The IRA includes an annual 15% minimum tax on corporations that have “average annual adjusted financial statement income” in excess of $1 billion over a three year period. The IRA also includes a 1% tax on publicly traded corporations on the fair market value of stock repurchased during any taxable year. Such tax applies to the extent such buybacks exceed $1 million during such year, which buyback value may be offset by other stock issuances.

Additionally, further revisions to U.S. tax law, such as a reversal of the corporate income tax rate reduction, the repeal of the percentage depletion allowance, the repeal of expensing for intangible drilling costs or the repeal of enhanced bonus depreciation, could have a material adverse effect on our business. Moreover, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we apply U.S. tax law, with a corresponding impact on the results of our operations for the periods affected.

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

We may be negatively impacted by inflation.

Increases in inflation could have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

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

We filed a shelf registration statement on Form S-3 on October 19, 2020, and amendments thereto on December 10, 2020, February 8, 2021, and February 19, 2021, which the SEC declared effective on February 24, 2021 (the “February 2021 S-3”). The February 2021 S-3 allows us to issue up to $75 million in securities including Common Stock, preferred stock, debt securities, warrants and units, and is intended to provide us with increased financial flexibility and more efficient access to the capital markets. On August 25, 2021, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, as sales agent and/or principal, pursuant to which we may offer and sell, from time to time through or to Stifel, up to 3,000,000 shares of our Common Stock under the February 2021 S-3. We also issue shares of our Common Stock in private transactions from time to time. During fiscal year 2022, we issued 1,519,481 shares of Common Stock in a private transaction on December 1, 2021, as consideration for the acquisition of certain mineral and royalty assets. These shares were registered with the SEC through the filing of a resale registration statement on Form S‑3, which the SEC declared effective on January 27, 2022.

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

As of September 30, 2022, we were authorized to issue an aggregate of 54,010,500 shares of capital stock, consisting of 54,000,500 shares of Common Stock and 10,000 shares of preferred stock, par value $0.01666 per share (“Preferred Stock”), of which 36,528,844 shares of Common Stock and no shares of Preferred Stock were issued and outstanding on December 6, 2022. Future issuances of our Common Stock or Preferred Stock, or other securities convertible into our Common Stock or Preferred Stock, may result in significant dilution to our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders.

We may reduce or suspend our dividend in the future.

We have paid a quarterly dividend for many years. Our most recent quarterly dividend was $0.02 per share, and we have paid a quarterly dividend ranging from $0.01 per share or $0.04 per share for the past three years. In the future our Board may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position us for long‑term success. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. Although we do not currently have plans to reduce or suspend our dividend, there can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

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

At September 30, 2022, our principal properties consisted of (i) perpetual ownership of 244,739 net mineral acres, held principally in Oklahoma, Texas, Louisiana, North Dakota and Arkansas; (ii) leases on 16,260 net acres primarily in Oklahoma; and (iii) working interests, royalty interests or both in 6,362 producing natural gas and oil wells and 172 wells in the process of being drilled or completed.

Management’s Business Strategy Related to Properties

Our primary focus continues to be on perpetual natural gas and oil mineral ownership and growth through mineral acquisitions and the development of our significant mineral acreage inventory in our core focus areas. In accordance with this strategy, we no longer participate in new development on our mineral or leasehold acreage with a cost-bearing working interest. We believe that our strategy to focus on mineral ownership is the best path to giving our stockholders the greatest risk-weighted returns on their investments.

Our goal is to increase stockholder value through the active management of our fee mineral and leasehold assets. We continue to grow our mineral fee holdings by acquiring mineral acreage, in the core areas of resource plays with substantial undeveloped opportunities, that meets or exceeds our corporate return threshold. We have an active program in place focused on leasing open acreage to generate additional lease bonus revenue and future royalty revenue. We also generate additional cash flows through opportunistically divesting unleased minerals.

Title to Properties

Consistent with industry practice, we do not have current abstracts or title opinions on all of our mineral acreage and, therefore, cannot be certain that we have unencumbered title to all of these properties. In recent years, a few insignificant challenges have been made against our fee title to our acreage.

Acreage

Mineral Interests Owned

The following table of mineral interests owned reflects, in each respective state, the number of (i) net and gross acres owned by the Company, (ii) net and gross producing acres owned by the Company, (iii) net and gross acres leased to others by the Company and (iv) net and gross acres open (unleased) as of September 30, 2022.

State	Net Acres	Gross Acres	Net Acres Producing (1)	Gross Acres Producing (1)	Net Acres Leased to Others (2)	Gross Acres Leased to Others (2)	Net Acres Unleased (3)	Gross Acres Unleased (3)
Oklahoma	110,241	1,067,706	47,953	440,221	3,482	29,345	58,807	598,139
Texas	33,077	276,069	5,092	74,703	2,053	12,411	25,931	188,955
Louisiana	2,299	32,574	2,299	32,574	-	-	-	-
North Dakota	14,304	90,362	2,774	26,750	-	-	11,530	63,613
Arkansas	11,754	55,417	7,227	32,157	9	80	4,518	23,180
Other	73,064	257,585	1,076	7,700	68	400	71,920	249,485
Total:	244,739	1,779,713	66,421	614,105	5,612	42,236	172,706	1,123,372

(1)
“Producing” represents the mineral acres in which PHX owns a royalty or working interest in a producing well.
(2)
“Leased” represents the mineral acres owned by PHX that are leased to third parties but not producing.
(3)
“Unleased” represents mineral acres owned by PHX that are not leased or in production.

Leases

The following table reflects our net mineral acres leased from others, lease expiration dates, and net leased acres held by production related to leasehold as of September 30, 2022.

		Net Acres Expiring
State	Net Acres	2022	2023	2024	2025	2026	Net Acres Held by Production
Oklahoma	11,487	-	-	-	-	-	11,487
Texas	2,200	-	-	-	-	-	2,200
Other	1,083	-	-	-	-	-	1,083
TOTAL	14,770	-	-	-	-	-	14,770

The following table reflects our net mineral acres leased from others, lease expiration dates, and net leased acres held by production related to our overriding royalty interests as of September 30, 2022.

		Net Acres Expiring
State	Net Acres	2022	2023	2024	2025	2026	Net Acres Held by Production
Louisiana	173	-	-	-	-	-	173
Oklahoma	1,288	-	-	-	-	-	1,288
Texas	29	-	-	-	-	-	29
TOTAL	1,490	-	-	-	-	-	1,490

Proved Reserves

Summary of Proved Reserves

The following tables summarize estimates of total and royalty only proved reserves of natural gas, oil and NGL held by the Company as of September 30, 2022, compared to the two preceding year ends, using prices and costs under existing economic conditions. Proved reserves are located onshore within the contiguous United States and are principally made up of small interests in 6,362 wells, which are predominately located in the Mid-Continent region. Other than this Annual Report, our reserve estimates are not filed with any federal agency.

Summary of Proved Natural Gas and Oil Reserves

	Natural Gas	Oil	NGL	Total Proved
	(Mcf)	(Bbl)	(Bbl)	(Mcfe)
Net Proved Developed Reserves
September 30, 2022	50,304,185	1,275,853	1,698,046	68,147,579
September 30, 2021	60,287,881	1,439,860	1,467,092	77,729,593
September 30, 2020	40,924,083	1,148,989	1,135,864	54,633,201

Net Proved Undeveloped Reserves
September 30, 2022	11,933,021	106,924	64,637	12,962,387
September 30, 2021	4,664,787	64,980	34,761	5,263,233
September 30, 2020	1,448,690	184,668	83,993	3,060,656

Net Total Proved Reserves
September 30, 2022	62,237,206	1,382,777	1,762,683	81,109,966
September 30, 2021	64,952,668	1,504,840	1,501,853	82,992,826
September 30, 2020	42,372,773	1,333,657	1,219,857	57,693,857

Summary of Proved Natural Gas and Oil Royalty Reserves

	Natural Gas	Oil	NGL	Total Proved
	(Mcf)	(Bbl)	(Bbl)	(Mcfe)
Net Proved Developed Royalty Interest Reserves
September 30, 2022	32,055,133	607,727	685,166	39,812,491
September 30, 2021	23,978,345	667,457	527,142	31,145,939
September 30, 2020	14,559,704	526,934	408,407	20,171,750

Net Proved Undeveloped Royalty Interest Reserves
September 30, 2022	11,933,021	106,924	64,637	12,962,387
September 30, 2021	4,664,782	64,979	34,762	5,263,228
September 30, 2020	1,448,696	184,666	83,999	3,060,686

Net Total Proved Royalty Interest Reserves
September 30, 2022	43,988,154	714,651	749,803	52,774,878
September 30, 2021	28,643,127	732,436	561,904	36,409,167
September 30, 2020	16,008,400	711,600	492,406	23,232,436

Exploration and development of our natural gas and oil properties is conducted by natural gas and oil exploration and production companies, primarily larger independent operating companies. We do not operate any of our natural gas and oil properties.

For the year ended September 30, 2022, our net total proved reserves decreased by 1.9 Bcfe, as compared to September 30, 2021. The decrease in total proved reserves from September 30, 2021 to September 30, 2022 is attributable to a combination of the following factors:

•
The sale of 17.6 Bcfe proved developed, consisting predominately of working interest properties in the Fayetteville Shale play in Arkansas and the Arkoma Stack play and Western Anadarko Basin in Oklahoma.
•
Production of 9.6 Bcfe from our natural gas and oil properties.
•
Negative performance revisions of 3.3 Bcfe (comprised of all proved developed), principally due to steep declines following workovers on high working interest Woodford Shale wells in the Arkoma Stack play in Oklahoma and steeper declines on Bossier Shale wells drilled in the last two years as compared to Haynesville Shale wells in the Haynesville play of Texas.
•
The acquisition of 15.6 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma, of which 7.0 Bcfe were proved developed and 8.6 Bcfe were proved undeveloped.
•
Positive pricing revisions of 8.1 Bcfe of proved developed revisions due to natural gas and oil wells extending their economic limits later than was projected in 2021 due to higher commodity prices.
•
Reserve extensions, discoveries and other additions of 4.9 Bcfe (comprised of 1.7 Bcfe proved developed and 3.2 Bcfe proved undeveloped reserves) principally resulting from: (i) our royalty interest ownership in the ongoing development of unconventional natural gas, utilizing horizontal drilling, in the Haynesville Shale play of East Texas and Western Louisiana; and (ii) our royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Mississippi and Woodford Shale intervals in the SCOOP and STACK plays in the Ardmore and Anadarko basins of Oklahoma.

Proved Undeveloped Reserves

The following details the changes in proved undeveloped reserves for fiscal year 2022 (Mcfe):

Beginning proved undeveloped reserves	5,263,233
Proved undeveloped reserves transferred to proved developed	(4,132,227)
Revisions	63,036
Extensions and discoveries	3,164,434
Sales	-
Purchases	8,603,911
Ending proved undeveloped reserves	12,962,387

During fiscal year 2022, total net PUD reserves increased by 7.7 Bcfe. In fiscal year 2022, a total of 4.1 Bcfe (79% of the beginning balance) was transferred to proved developed. The remaining balance of approximately 11.8 Bcfe (225% of the beginning balance) of positive revisions to PUD reserves consist of acquisitions of 8.6 Bcfe in the Haynesville Shale in Texas and Louisiana and Meramec and Woodford SCOOP play in Oklahoma and additions and extensions of 3.2 Bcfe within the active drilling program areas of (i) the Haynesville Shale in Texas and Louisiana, (ii) the SCOOP Meramec and Woodford in Oklahoma, (iii) the STACK Meramec and Woodford in Oklahoma and (iv) the Bakken in North Dakota.

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

Estimated Future Net Cash Flows

Set forth below are estimated future net cash flows with respect to our net proved reserves (based on the estimated units set forth above in Proved Reserves) for each of the years indicated, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by SEC rules and regulations. We follow the SEC rule, Modernization of Oil and Gas Reporting Requirements. In accordance with the SEC rule, the estimated future net cash flows were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to September 30 held flat over the life of the properties and applied to future production of proved reserves less estimated future development and production expenditures for these reserves. The amounts presented are net of operating costs and production taxes levied by the respective states. Prices used for determining future cash flows from natural gas, oil and NGL as of September 30, 2022, 2021, and 2020, were as follows: in fiscal year 2022, $6.41 for natural gas, $90.33 for oil and $38.09 for NGL; in fiscal year 2021, $2.79/Mcf for natural gas, $56.51/Bbl for oil and $20.58/Bbl for NGL; and in fiscal year 2020, $1.62/Mcf for natural gas, $40.18/Bbl for oil and $9.95/Bbl for NGL. These future net cash flows based on SEC pricing rules should not be construed as the fair market value of our reserves. A market value determination would need to include many additional factors, including anticipated natural gas, oil and NGL price and production cost increases or decreases, which could affect the economic life of the properties.

Estimated Future Net Cash Flows
	9/30/2022	9/30/2021	9/30/2020
Proved Developed	$374,063,580	$163,339,707	$57,306,480
Proved Undeveloped	83,098,064	16,244,436	8,779,289
Income Tax Expense	(107,209,614)	(40,697,140)	(13,224,535)
Total Proved	$349,952,030	$138,887,003	$52,861,234

10% Discounted Present Value of Estimated Future Net Cash Flows
	9/30/2022	9/30/2021	9/30/2020
Proved Developed	$184,948,239	$86,793,303	$33,270,804
Proved Undeveloped	52,978,389	9,731,036	5,659,479
Income Tax Expense	(55,357,247)	(21,733,997)	(7,796,130)
Total Proved	$182,569,381	$74,790,342	$31,134,153

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

Under the SEC rules, oil and natural gas reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with the reservoir and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves, that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

The independent consulting petroleum engineering firm of Cawley, Gillespie and Associates, Inc. (“CG&A”) of Fort Worth, Texas, prepared our natural gas, oil and NGL reserves estimates as of September 30, 2022, and the independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, prepared our natural gas, oil and NGL reserves estimates as of September 30, 2021 and 2020. Within CG&A, the technical person primarily responsible for preparing the estimates set forth in the Report of CG&A dated October 4, 2022, filed as Exhibit 99.1 to this Annual Report on Form 10-K, was W. Todd Brooker. Mr. Brooker has been a Petroleum Consultant for CG&A since 1992 and became President in 2017. His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures, and his experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures. Prior to CG&A, Mr. Brooker worked in Gulf of Mexico drilling and production engineering at Chevron USA. Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering. He is a registered professional engineer in Texas, No. 83462, a member of the Society of Petroleum Engineers (SPE) and a member of the Society of Petroleum Evaluation Engineers (SPEE). Mr. Brooker meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

All of the reserve estimates are reviewed and approved by our Vice President of Engineering. Our Vice President of Engineering and internal staff work closely with our Independent Consulting Petroleum Engineers to ensure the integrity, accuracy and timeliness of data furnished to them for their reserves estimation process. We provide historical information (such as ownership interest, gas and oil production, well test data, commodity prices, operating costs, handling fees, and development costs) for all properties to our Independent Consulting Petroleum Engineers. Throughout the year, our team meets regularly with representatives of our Independent Consulting Petroleum Engineers to review properties and discuss methods and assumptions. Our net proved natural gas, oil and NGL reserves (including certain undeveloped reserves described above) are located onshore in the contiguous United States. All studies have been prepared in accordance with regulations prescribed by the SEC. The reserve estimates were based on economic and operating conditions existing at September 30, 2022, 2021, and 2020. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented are expected to change as future information becomes available.

Natural Gas, Oil and NGL Production

The following table sets forth our net production of natural gas, oil and NGL for the fiscal periods indicated.

	Year Ended
	9/30/2022
	Royalty Interest	Working Interest	Total
Mcf - Natural Gas	5,020,572	2,407,136	7,427,708
Bbls - Oil	119,518	79,017	198,535
Bbls - NGL	78,662	86,458	165,120
Mcfe	6,209,654	3,399,984	9,609,638

	Year Ended
	9/30/2021
	Royalty Interest	Working Interest	Total
Mcf - Natural Gas	3,026,761	3,672,959	6,699,720
Bbls - Oil	120,145	104,334	224,479
Bbls - NGL	71,655	99,833	171,488
Mcfe	4,177,559	4,897,960	9,075,519

	Year Ended
	9/30/2020
	Royalty Interest	Working Interest	Total
Mcf - Natural Gas	2,148,295	3,814,410	5,962,705
Bbls - Oil	135,572	134,213	269,785
Bbls - NGL	64,345	104,278	168,623
Mcfe	3,347,797	5,245,356	8,593,153

Average Sales Prices and Production Costs

The following tables set forth unit price and cost data for the fiscal periods indicated.

	Year Ended	Year Ended	Year Ended
Average Sales Price	9/30/2022	9/30/2021	9/30/2020
Per Mcf, Natural Gas	$6.16	$3.13	$1.72
Per Bbl, Oil	$91.32	$56.58	$41.47
Per Bbl, NGL	$36.11	$23.80	$11.42
Per Mcfe	$7.27	$4.16	$2.72

	Year Ended	Year Ended	Year Ended
Average Production (lifting) Costs	9/30/2022	9/30/2021	9/30/2020
(Per Total Mcfe)
Well Operating Costs (1)	$1.03	$1.11	$1.12
Production Taxes (2)	0.34	0.21	0.12
	$1.37	$1.32	$1.24

(1)
Includes actual well operating costs, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.
(2)
Includes production taxes only.

In fiscal year 2022, approximately 64% of our natural gas, oil and NGL revenue was generated from royalty payments received on our mineral acreage. Royalty interests bear no share of the field operating costs on those producing wells but do bear a share of the handling fees (primarily gathering and transportation).

Gross and Net Productive Wells and Developed Acres

The following table sets forth our gross and net productive natural gas and oil wells as of September 30, 2022. We own either working interests, royalty interests or both in these wells. We do not operate any wells.

	Gross Working Interest Only Wells	Net Working Interest Only Wells	Gross Working Interest and Royalty Interest Wells	Net Working Interest and Royalty Interest Wells	Gross Royalty Only Wells	Net Royalty Only Wells	Total Gross Wells
Natural Gas	70	3.08	395	17.87	3,825	25.21	4,290
Oil	105	10.29	78	2.34	1,889	10.62	2,072
Total	175	13.37	473	20.21	5,714	35.83	6,362

Our average interest in royalty interest only wells is 0.63%. Our average interest in working interest wells is 5.57% working interest and 5.18% net revenue interest.

Information on multiple completions is not available from our records, but the number is not believed to be significant. With regard to Gross Royalty Only Wells, some of these wells are in multi-well unitized fields. In such cases, our ownership in each unitized field is counted as one gross well, as we do not have access to the actual well count in all of these unitized fields.

As of September 30, 2022, we owned 614,105 gross (66,421 net) developed mineral acres and leased 191,305 gross (16,260 net) developed acres.

Undeveloped Acreage

As of September 30, 2022, we owned 1,165,608 gross and 178,318 net undeveloped mineral acres. All of our leases are held by production (“HBP”), and we do not have any leases on undeveloped acres.

Drilling Activity

The following table sets forth our net productive development, exploratory and purchased wells and net dry development, exploratory and purchased wells in which we had either a working interest, a royalty interest or both were drilled and completed during the fiscal years indicated.

	Net Productive	Net Productive	Net Dry
	Working Interest Wells	Royalty Interest Wells	Working Interest Wells
Development Wells
Fiscal years ended:
September 30, 2022	-	0.986062	-
September 30, 2021	-	0.556684	-
September 30, 2020	-	0.597278	-

Exploratory Wells
Fiscal years ended:
September 30, 2022	-	-	-
September 30, 2021	-	-	-
September 30, 2020	-	-	-

Purchased Wells
Fiscal years ended:
September 30, 2022	-	1.108386	-
September 30, 2021	-	1.216467	-
September 30, 2020	-	0.364206	-

Present Activities

The following table sets forth our gross and net natural gas and oil wells being drilled or waiting on completion as of September 30, 2022, in which we own either a working interest, a royalty interest or both. These wells were not producing at September 30, 2022.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Net Royalty Interest Wells
Natural Gas	-	-	168	0.81
Oil	-	-	4	0.01
Total	-	-	172	0.82

Other Facilities

We have an office lease on 8,776 square feet of office space in Oklahoma City, Oklahoma, which is scheduled to expire on August 31, 2027, and an office lease on 3,080 square feet of office space in Fort Worth, Texas, which is scheduled to expire on August 31, 2027.

ITEM 3. Legal Proceedings

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings. There were no material pending legal proceedings involving the Company on September 30, 2022, or at the date of this Annual Report.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our Common Stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “PHX.”

As of September 30, 2022, we were authorized to issue an aggregate of 54,000,500 shares of Common Stock.

Performance Graph

The following graph compares the 5-year cumulative total return provided stockholders on our Common Stock relative to the cumulative total returns of the S&P Smallcap 600 Index and the S&P Oil & Gas Exploration & Production Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on September 30, 2017, and the relative performance of such investment is tracked through and including September 30, 2022. This table is not intended to forecast future performance of our Common Stock.

Record Holders

At December 6, 2022, there were 1,280 holders of record of our Common Stock and approximately 7,000 beneficial owners.

Dividends

During the past three years, we have paid quarterly dividends ranging from $0.01 per share to $0.04 per share on our Common Stock. Approval by our Board is required before the declaration and payment of any dividends.

Historically, we have paid dividends to our stockholders on a quarterly basis. While we anticipate we will continue to pay dividends on our Common Stock, the payment and amount of future cash dividends will depend upon, among other things, financial condition, funds from operations, the level of capital and development expenditures, future business prospects, contractual restrictions and any other factors considered relevant by the Board. Our Credit Agreement sets limits on dividend payments and stock repurchases if those payments would cause the Leverage Ratio (as defined in the Credit Agreement) to go above 2.50 to 1.0 or the Available Commitment (as defined in the Credit Agreement) to go below ten percent of the Borrowing Base (as defined in the Credit Agreement).

Purchases of Equity Securities by the Company

Following approval by our stockholders of our 2010 Restricted Stock Plan (“2010 Stock Plan”) in March 2010, as amended in May 2018, our Board approved our repurchase program which, as amended, authorizes management to repurchase up to $1.5 million of our Common Stock at our discretion. The repurchase program has an evergreen provision which authorizes the repurchase of an additional $1.5 million of our Common Stock when the previous amount is utilized. As part of the amendment, the number of shares allowed to be purchased by us under the repurchase program is no longer capped at an amount equal to the aggregate number of shares of Common Stock (i) awarded pursuant to our 2010 Stock Plan, as amended, (ii) contributed by us to the PHX Minerals Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan (the “ESOP”) and (iii) credited to the accounts of directors pursuant to our Deferred Compensation Plan for Non-Employee Directors.

During the quarter ended September 30, 2022, we did not repurchase any shares of our Common Stock.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report. The following discussion and analysis generally discuss fiscal year 2022 and 2021 items and fiscal year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Our results of operations are dependent primarily upon the Company’s: existing reserve quantities; costs associated with acquiring, exploring for and developing new reserves; production quantities and related production costs; and natural gas, oil and NGL sales prices. Although a significant amount of our revenues is currently derived from the production and sale of natural gas, oil and NGL on our working interests, the majority of our revenues is derived from royalties granted from the production and sale of natural gas, oil and NGL.

Strategic Focus on Mineral Ownership

During fiscal year 2019, we made the strategic decision to focus on perpetual natural gas and oil mineral ownership and growth through mineral acquisitions and the development of our significant mineral acreage inventory in our core focus areas. In accordance with this decision, we ceased taking working interest positions on our mineral and leasehold acreage going forward. During the three fiscal years ended September 30, 2022, we did not participate with a working interest in the drilling of any new wells. We believe that our strategy to focus on mineral ownership is the best path to giving our stockholders the greatest risk-weighted returns on their investments.

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

Production and Operational Update

Our natural gas production for the fiscal year 2022 increased 11%, while oil and NGL production decreased 12% and 4%, respectively, from that of 2021. The 2022 fiscal year’s higher natural gas, oil and NGL prices (as discussed below) and the overall production changes noted above resulted in an 85% increase in revenues from the sale of natural gas, oil and NGL in 2022.

Our proved natural gas, oil and NGL reserves decreased to 81.1 Bcfe in 2022, compared to 83.0 Bcfe in 2021, a decrease of approximately 1.9 Bcfe, or 2%. The decrease was primarily due to the sale of 17.6 Bcfe proved developed working interest properties in the Fayetteville Shale play in Arkansas, and the Arkoma Stack play and Western Anadarko Basin in Oklahoma, coupled with production and, to a lesser extent, performance revisions. This was partially offset by the acquisition of 15.6 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma. Additional reserve increases include (i) positive pricing revisions primarily related to natural gas and oil wells extending their economic limits later than was projected in 2021 due to higher commodity prices and other reserve parameters, such as differentials and lease operating costs, and (ii) additions resulting from our royalty interest ownership in the ongoing development of unconventional natural gas, utilizing horizontal drilling, in the Haynesville Shale play of East Texas and Western Louisiana; and the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Mississippi and Woodford Shale intervals in the SCOOP and STACK plays in the Ardmore and Anadarko basins of Oklahoma.

As of September 30, 2022, we owned an average 0.5% net revenue interest, consisting of all royalty interest, in 172 wells that were being drilled or awaiting completion.

Results of Operations

The following table reflects certain operating data for fiscal 2022 and 2021:

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Production:
Natural Gas (Mcf)	7,427,708	6,699,720	11%
Oil (Bbls)	198,535	224,479	(12%)
NGL (Bbls)	165,120	171,488	(4%)
Mcfe	9,609,638	9,075,519	6%
Average Sales Price:
Natural Gas (per Mcf)	$6.16	$3.13	97%
Oil (per Bbl)	$91.32	$56.58	61%
NGL (per Bbl)	$36.11	$23.80	52%
Mcfe	$7.27	$4.16	75%

Production by quarter for 2022 and 2021 was as follows (Mcfe):

	For the Year Ended September 30, 2022
	Royalty Interest	Working Interest	Total
First quarter	1,225,220	903,028	2,128,248
Second quarter	1,547,609	912,433	2,460,042
Third quarter	1,595,323	834,437	2,429,760
Fourth quarter	1,841,502	750,086	2,591,588
Total	6,209,654	3,399,984	9,609,638

	For the Year Ended September 30, 2021
	Royalty Interest	Working Interest	Total
First quarter	744,653	1,329,681	2,074,334
Second quarter	1,230,105	1,066,697	2,296,802
Third quarter	1,204,571	1,288,242	2,492,813
Fourth quarter	998,230	1,213,340	2,211,570
Total	4,177,559	4,897,960	9,075,519

Fiscal Year 2022 Compared to Fiscal Year 2021

Overview

Revenues increased in 2022 primarily due to higher natural gas, oil and NGL sales. We recorded net income of $20,409,272, or $0.59 per share, in 2022, compared to net loss of $6,217,237, or $0.24 per share, in 2021. Expenses increased in 2022, primarily the result of increases in G&A, production taxes, interest expense and transportation, gathering and marketing expenses, partially offset by an increase in gains on asset sales and decreases in DD&A, loss on debt extinguishment and LOE.

Natural Gas, Oil and NGL Sales

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Natural gas, oil and NGL sales	$69,860,631	$37,749,044	85%

The increase was due to increased natural gas, oil and NGL prices of 97%, 61% and 52%, respectively, combined with higher natural gas volumes of 11%, partially offset by lower oil and NGL volumes of 12% and 4%, respectively.

The increase in natural gas production was primarily due to acquisitions and new drilling in the Haynesville Shale play of Texas and Louisiana, and slightly offset by divestiture of working interest assets in the Fayetteville Shale and naturally declining production in the Arkoma STACK. The decrease in oil production was a result of naturally declining production in high interest wells in the Eagle Ford and Bakken plays, wells shut in for workovers in the Eagle Ford, our strategy of no longer participating with working interest in new drilling in the Eagle Ford, and the natural decline of wells brought online in fiscal year 2021 in the STACK play. These decreases were partially offset by new drilling and acquisitions in the SCOOP. The decrease in NGL production is primarily attributable to the natural decline in high interest, liquids rich wells in the STACK. This was partially offset by new wells in the SCOOP.

Given our strategic decision to cease participating with working interests, we plan to offset the natural decline of our existing production base by the development of our current inventory of mineral acreage and through acquisitions of additional mineral interests.

Gains (Losses) on Derivative Contracts

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Cash received (paid) on settled derivative contracts:
Cash received (paid) on settled derivative contracts, net(1)	$(14,533,560)	$(11,925,669)	(22%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(2,299,518)	$(4,276,820)	46%
Gains (losses) on derivative contracts, net	$(16,833,078)	$(16,202,489)	(4%)

	As of September 30,
	2022	2021
Fair value of derivative contracts
Net asset (net liability)	$(8,561,191)	$(13,784,467)	38%

(1) Excludes $7,522,794 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the year ended September 30, 2022. See Note 12 to the financial statements in Item 8 – “Financial Statements and Supplementary Data” for further explanation on off-market derivative contracts.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in September 30, 2022 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil fixed price swaps in place at September 30, 2022, had expiration dates through December 2023. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Lease Operating Expenses (LOE)

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Lease operating expenses	$4,047,420	$4,230,968	(4%)
Lease operating expenses per working interest MCFE	$1.19	$0.86	38%
Lease operating expenses per total MCFE	$0.42	$0.47	(11%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $183,548, or 4%, in 2022 compared to 2021. The decrease in LOE was principally the result of the divestiture of working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Transportation, gathering and marketing	$5,890,390	$5,767,287	2%
Transportation, gathering and marketing per MCFE	$0.61	$0.64	(5%)

Transportation, gathering and marketing increased $123,103, or 2%, in 2022 compared to 2021. This increase in costs was primarily due to increased production in 2022. The decrease in rate per Mcfe was primarily due to the divestiture of assets with higher associated transportation, gathering and marketing rates and the increase in natural gas sales in fields with lower associated transportation, gathering and marketing rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

Production Taxes

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Production taxes	$3,230,867	$1,938,304	67%
Production taxes as % of sales	4.6%	5.1%	(10%)

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $1,292,563, or 67%, in 2022 compared to 2021. The increase in amount was primarily the result of increased natural gas, oil and NGL sales of $32,111,587 during 2022.

Depreciation, Depletion and Amortization (DD&A)

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Depreciation, depletion and amortization	$7,278,118	$7,745,804	(6%)
Depreciation, depletion and amortization per MCFE	$0.76	$0.85	(11%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $467,686, or 6%, in 2022 compared to 2021, of which $921,685 of the decrease resulted from a $0.09 decrease in the DD&A rate per Mcfe, partially offset by an increase of $453,999 resulting from production increasing 6% in 2022. The rate decrease was due to working interest divestitures, partially offset by royalty interest acquisitions in 2022.

Provision for Impairment

Provision for impairment was $14,565 in 2022, as compared to $50,475 provision for impairment in 2021. During 2021, impairment of $37,879 was related to one field. These assets were written down to their fair market value as required by GAAP. The remaining $14,565 and $12,596 of impairment in the 2022 and 2021 periods, respectively, were related to working interest wells in which we assigned our interests to the operator.

Interest Expense

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Interest Expense	$1,164,992	$995,127	17%
Weighted average debt outstanding	$25,004,110	$23,725,079	5%

The increase was due to a higher outstanding debt balance and an increase in the average interest rate in 2022 compared to 2021.

General and Administrative Costs (G&A)

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
General and administrative costs	$11,500,594	$8,207,882	40%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for 2022 increased $3,292,712 as compared to 2021. The increase was primarily due to legal expenses associated with reincorporating in the state of Delaware, increased transaction activity and restricted stock expense during the year.

Loss on Debt Extinguishment

When we terminated our credit facility led by Bank of Oklahoma in the fourth quarter of 2021, we wrote-off all associated costs that had been previously capitalized.

Losses (Gains) on Asset Sales and Other

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)
Losses (gains) on asset sales and other	$(4,243,163)	$(356,127)	(1,091%)

The increase in gain on asset sales and other is primarily related to divestitures during 2022.

Provision (Benefit) for Income Taxes

	For the Year Ended September 30,
			Percent
	2022	2021	Incr. or (Decr.)

Provision (benefit) for income taxes	$4,202,000	$(651,051)	745%
Effective tax rate	17%	(9%)	289%

Provision (benefit) for income taxes changed $4,853,051, from a $651,051 benefit in 2021 to a $4,202,000 provision in 2022. The change in provision (benefit) for income taxes resulted primarily from the change in our net income (loss) from a net loss of $6,217,237 in 2021 to net income of $20,409,272 in 2022.

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

Our natural gas and oil fixed price swaps in place at September 30, 2021, had expiration dates through March 2023. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Lease Operating Expenses (LOE)

	For the Year Ended September 30,
			Percent
	2021	2020	Incr. or (Decr.)
Lease operating expenses	$4,230,968	$4,841,541	(13%)
Lease operating expenses per MCFE	$0.47	$0.56	(16%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $610,573, or 13%, in 2021 compared to 2020. The decrease in LOE rate was principally the result of our strategic decision to cease participating with a working interest in new wells and the increase in royalty interest production as a percentage of total production.

Transportation, Gathering and Marketing

	For the Year Ended September 30,
			Percent
	2021	2020	Incr. or (Decr.)
Transportation, gathering and marketing	$5,767,287	$4,812,869	20%
Transportation, gathering and marketing per MCFE	$0.64	$0.56	14%

Transportation, gathering and marketing increased $954,418, or 20%, in 2021 compared to 2020. This increase in costs was primarily due to increased production in 2021. The increase in rate per Mcfe was primarily due to the increase in natural gas sales in relation to other products. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

Production Taxes

	For the Year Ended September 30,
			Percent
	2021	2020	Incr. or (Decr.)
Production taxes	$1,938,304	$1,022,912	89%
Production taxes as % of sales	5.1%	4.4%	16%

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes increased $915,392, or 89%, in 2021 compared to 2020. The increase in amount was primarily the result of increased natural gas, oil and NGL sales of $14,379,041 during 2021.

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

General and Administrative Costs (G&A)

	For the Year Ended September 30,
			Percent
	2021	2020	Incr. or (Decr.)
General and administrative costs	$8,207,882	$8,024,901	2%

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

Provision (benefit) for income taxes changed $7,637,949, from a $8,289,000 benefit in 2020 to a $651,051 benefit in 2021. The income tax benefit change resulted primarily from the reduction in net loss.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

Liquidity and Capital Resources

We had positive working capital (current assets less current liabilities excluding current derivatives) of $14,533,225 at September 30, 2022, compared to positive working capital of $9,175,126 at September 30, 2021.

Liquidity

Cash and cash equivalents were $3,396,809 as of September 30, 2022, compared to $2,438,511 at September 30, 2021, an increase of $958,298. Cash flows for the year ended September 30, 2022 and 2021, are summarized as follows:

	For the Year Ended September 30,
Net cash provided (used) by:
	2022	2021	Change
Operating activities	$37,531,650	$3,942,087	$33,589,563
Investing activities	(30,860,030)	(20,368,919)	(10,491,111)
Financing activities	(5,713,322)	8,174,948	(13,888,270)
Increase (decrease) in cash and cash equivalents	$958,298	$(8,251,884)	$9,210,182

Operating activities:

Net cash provided by operating activities increased $33,589,563 during 2022, as compared to 2021, primarily as a result of the following:

•
Receipts of natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other increased $27,620,895;
•
Decreased net payments on derivative contracts of $9,129,420;
•
Increased lease bonus receipts of $246,554; and
•
Decreased payments for interest expense of $24,057.

Offset by:

•
Increased income tax payments of $1,775,474;
•
Increased payments for G&A and other expense of $1,650,019; and
•
Increased field operating expenses of $5,870.

Investing activities:

Net cash used in investing activities increased $10,491,111 during 2022, as compared to 2021, primarily as a result of the following:

•
Higher acquisition activity increased our expenditures by $22,900,889.

Offset by:

•
Higher proceeds received from the sale of assets of $12,229,244; and

•
Lower workover activity during 2022 decreased our capital expenditures by $180,534.

Financing activities:

Net cash used in financing activities increased $13,888,270 during 2022, as compared to 2021, primarily as a result of the following:

•
Increased net cash payments on off-market derivative contracts of $28,060,104 during 2022;
•
Increased dividend payments by $1,197,453 during 2022; and
•
Decreased net proceeds from equity issuance of $6,681,599 during 2022.

Offset by:

•
Increased net borrowings on debt of $22,050,000.

Capital Resources

We had no capital expenditures to drill and complete wells in 2022, as a result of our strategy to cease participating in new wells with a working interest at the end of fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we have decided to cease further participation in wells with a working interest on our mineral and leasehold acreage, we expect that capital expenditures for working interest properties will be minimal going forward, as the expenditures will be limited to capital workovers to enhance existing wells.

Over the past five quarters, we made the following property acquisitions:

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares issued (3)	Total Purchase Price (1)	Area of Interest

September 30, 2022
	63	$0.7million	-	$0.7million	Haynesville / LA
	17	$0.2million	-	$0.2million	SCOOP / OK
	85	$1.5million	-	$1.5million	Haynesville / LA
	214	$3.0million	-	$3.0million	Haynesville / LA
	110	$1.0million	-	$1.0million	Haynesville / LA
	295	$5.5million	-	$5.5million	Haynesville / LA
	140	$1.7million	-	$1.7million	SCOOP / OK
June 30, 2022
	60	$0.6million	-	$0.6million	SCOOP / OK
	46	$0.8million	-	$0.8million	Haynesville / LA
	56	$0.4million	-	$0.4million	Haynesville / LA
	88	$0.9million	-	$0.9million	SCOOP / OK
	503	$5.0million	-	$5.0million	Haynesville / LA, TX
	92	$0.6million	-	$0.6million	Haynesville / LA
	25	$0.3million	-	$0.3million	Haynesville / LA
	68	$0.5million	-	$0.5million	SCOOP / OK
March 31, 2022
	58	$0.5million	-	$0.5million	SCOOP / OK
	500	$6.4million	-	$6.4million	Haynesville / LA
	68	$0.7million	-	$0.7million	Haynesville / TX
	166	$1.3million	-	$1.3million	SCOOP / OK
	33	$0.4million	-	$0.4million	Haynesville / TX
December 31, 2021
	426	$5.8million	-	$5.8million	Haynesville / LA
	847	$0.6million	1,519,481	$4.1million	Haynesville / LA
	172	$1.4million	-	$1.4million	SCOOP / OK
	103	$0.6million	-	$0.6million	Haynesville / TX
	116	$1.7million	-	$1.7million	Haynesville / LA
	220	$1.2million	-	$1.2million	SCOOP / OK
September 30, 2021
	817	$0.7million	2,349,407	$7.3million	Haynesville / LA, TX
(1) Excludes subsequent closing adjustments and insignificant acquisitions.
(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.
(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.
(4) Presented in chronological order with most recent at top.

We received lease bonus payments during fiscal year 2022 totaling approximately $0.7 million. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on our mineral acreage is difficult to project and management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for a complete list of our outstanding derivative contracts.

The use of cash provided by operating activities and resultant change to cash is summarized in the table below:

Twelve months ended
9/30/2022
Cash provided by operating activities	$37,531,650
Cash provided (used) by:

Capital expenditures - acquisitions	(43,525,236)
Capital expenditures - legacy working interest wells and furniture and fixtures	(552,638)
Quarterly dividends	(2,257,901)
Treasury stock purchases	(1,855)
Net borrowings (payments) on credit facility	10,800,000
Net proceeds from sales of assets	13,217,844
Cash receipts from (payments on) off-market derivative contracts	(19,260,104)
Net proceeds from equity issuance	5,006,538
Net cash used	(36,573,352)
Net increase (decrease) in cash	$958,298

Outstanding borrowings under our Credit Facility at September 30, 2022 were $28,300,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions, and dividend payments from cash provided by operating activities, cash on hand and borrowings from our Credit Facility. We had availability of $21,700,000 at September 30, 2022 under our Credit Facility and were in compliance with our debt covenants (current ratio, debt to trailing 12-month EBITDAX, as defined in the Credit Agreement, and restricted payments limited by leverage ratio). The debt covenants in the Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

We have our Credit Facility with certain lenders and Independent Bank, as Administrative Agent and Letter of Credit Issuer, which provides for up to $100 million in borrowings from time to time and is subject to an at least semi-annual borrowing base determination. The borrowing base at September 30, 2022, was $50,000,000 and all obligations under the Credit Agreement are secured, subject to permitted liens and other exceptions, by a first-priority security interest on substantially all of our personal property and at least 80% of the total value of our proved, developed and producing Oil and Gas Properties. The revolving loan matures on September 1, 2025. Borrowings under the revolving loan are due at maturity. Interest on the Credit Agreement is calculated based on either (a) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At September 30, 2022, the effective rate was 5.93%. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2023, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, we believe we have sufficient liquidity to fund our ongoing operations.

On August 25, 2021, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal (“Stifel”), pursuant to which we may offer and sell, from time to time through or to Stifel, up to 3,000,000 shares of our Common Stock. As of September 30, 2022, we have sold 1,531,013 shares of Common Stock pursuant to the ATM Agreement for proceeds of approximately $5.9 million, net of commissions paid. As disclosed in Item 9B – Other Information of this Annual Report on Form 10-K, we voluntarily terminated the ATM Agreement on December 12, 2022.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have our Credit Facility with certain lenders and Independent Bank, as Administrative Agent and Letter of Credit Issuer, which provides for up to $100 million in borrowings from time to time and is subject to an at least semi-annual borrowing base determination. The borrowing base at September 30, 2022, was $50,000,000 and all obligations under the Credit Agreement are secured, subject to permitted liens and other exceptions, by a first-priority security interest on substantially all of our personal property and at least 80% of the total value of our proved, developed and producing Oil and Gas Properties. The revolving loan matures on September 1, 2025. Borrowings under the revolving loan are due at maturity. Interest on the Credit Agreement is calculated based on either (a) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At September 30, 2022, the effective rate was 5.93%. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

Determinations of the borrowing base are made at least semi-annually (on December 1 and June 1) or whenever the banks, in their discretion, believe that there has been a material change in the value of the natural gas and oil properties. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. At September 30, 2022, we were in compliance with the covenants of the Credit Facility, had $28,300,000 outstanding and had $21,700,000 of borrowing base availability under the Credit Facility.

The table below summarizes our contractual obligations and commitments as of September 30, 2022:

	Payments due by period
Contractual Obligations		Less than			More than
and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$28,300,000	$-	$28,300,000	$-	$-
Building lease	$1,323,444	$256,795	$533,748	$532,901	$-

Our building leases are accounted for as operating leases, and a related operating lease right-of-use (”ROU”) asset and operating lease liability has been recognized on our balance sheets.

At September 30, 2022, our derivative contracts were in a net liability position of $8,561,191. The ultimate settlement amounts of the derivative contracts are unknown because they are subject to continuing market risk. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding our derivative contracts.

As of September 30, 2022, our estimate for asset retirement obligations was $1,901,904. Asset retirement obligations represent our share of the future expenditures to plug and abandon the wells in which we own a working interest at the end of their economic lives. These amounts were not included in the schedule above due to the uncertainty of timing of the obligations. Please read Note 11 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding our asset retirement obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during 2022 and 2021, and we currently do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, or result in changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Natural Gas, Oil and NGL Reserves

Management considers the estimation of our natural gas, crude oil and NGL reserves to be the most significant of our judgments and estimates. These estimates affect the unaudited standardized measure disclosures included in Note 16 to the financial statements in Item 8 – “Financial Statements and Supplementary Data” as well as DD&A and impairment calculations for working interest properties. Changes in natural gas, crude oil and NGL reserve estimates affect our calculation of DD&A, asset retirement obligations and assessment of the need for asset impairments. Our Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares our estimates of natural gas, crude oil and NGL reserves on an annual basis, with a semi-annual update. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, we update the reserve calculations utilizing prices which are updated through the current period. In accordance with SEC rules, our reserve estimates were based on average individual product prices during the 12-month period prior to September 30 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Based on our 2022 DD&A, a 10% change in the DD&A rate per Mcfe would result in a corresponding $727,812 annual change in DD&A expense. Natural gas, crude oil and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future natural gas, crude oil and NGL pricing assumptions are used by management to prepare estimates of natural gas, crude oil and NGL reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions.

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

Derivative Contracts

We have entered into costless collar contracts and fixed swap contracts. These instruments are intended to reduce our exposure to short-term fluctuations in the price of natural gas and oil. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide for payments to the Company if the index price is below the fixed price or require payments by the Company if the index price is above the fixed price. These contracts cover only a portion of our natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in prices. Our derivative contracts are with BP and are secured under our Credit Facility.

We are required to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. At September 30, 2022, we had no derivative contracts designated as cash flow hedges, and therefore, changes in the fair value of derivatives are reflected in earnings.

Impairment of Assets

All long-lived assets, principally natural gas and oil properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than our estimated future net cash flows. The evaluations involve significant judgment, since the results are based on estimated future events, such as: inflation rates; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; economic and regulatory climates and other factors. We estimate future net cash flows on our natural gas and oil properties utilizing differentially adjusted forward pricing curves for natural gas, oil and NGL and a discount rate in line with the discount rate we believe is most commonly used by market participants (10% for all periods presented). The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. A further reduction in natural gas, oil and NGL prices (which are reviewed quarterly) or a decline in reserve volumes (which are re-evaluated semi-annually) would likely lead to impairment that may be material to the Company. The decision to not participate in future development on our leasehold acreage can trigger a test for impairment. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded.

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

Income Taxes

The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations, as well as the completion of complex calculations, including the determination of our percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is, and can only be, performed at the end of each fiscal year. During interim periods, an estimate is made which takes into account historical data and current pricing. We have certain state and may have federal net operating loss carry forwards (NOLs) that are recognized as tax assets when assessed as more likely than not to be utilized before their expiration dates. Criteria such as expiration dates, future excess state depletion and reversing taxable temporary differences are evaluated to determine whether the NOLs are more likely than not to be utilized before they expire. If any NOLs are no longer determined to be more likely than not to be utilized, then a valuation allowance is recognized to reduce the tax benefit of such NOLs.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of natural gas, oil and NGL price trends, and there remains a wide divergence in the opinions held in the industry. We can be significantly impacted by changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2023 will impact the amount of cash generated from operating activities, which will in turn impact the level of our capital expenditures for acquisitions and production. Excluding the impact of our 2023 derivative contracts (see below), the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $742,771 for operating revenue based on our prior year natural gas volumes. The price sensitivity in 2023 for each $1.00 per barrel change in wellhead oil is approximately $198,535 for operating revenue based on our prior year oil volumes.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At September 30, 2022, we had $28,300,000 outstanding under this facility and the effective interest rate was 5.93%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $283,000 for the year ended September 30, 2022, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties noted in the last few years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PHX Minerals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PHX Minerals Inc.’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PHX Minerals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of September 30, 2022, and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes, and our report dated December 13, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

December 13, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PHX Minerals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PHX Minerals Inc. (the Company) as of September 30, 2022 and 2021, the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 13, 2022, expressed an unqualified opinion thereon.

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

Depreciation, Depletion and Amortization of Producing Natural Gas and Oil Working Interest Properties
Description of the Matter

At September 30, 2022, the net book value of the Company’s natural gas and oil properties was $132.4 million, and depreciation, depletion and amortization (“DD&A”) expense related to the Company’s natural gas and oil properties was $7.2 million. Of this amount, $3.3 million relates to DD&A on working interest properties. As discussed in Note 1, the Company follows the successful efforts method of accounting for its natural gas and oil producing activities. DD&A on working interest properties is recorded based on the units-of-production method on an individual property basis using proved or proved developed reserves, as applicable, as estimated by the Company’s Independent Consulting Petroleum Engineers. Proved natural gas, oil and NGL reserves are estimated quantities of natural gas, oil and NGL which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. The Company’s Independent Consulting Petroleum Engineer, with assistance from the Company, prepares estimates of natural gas, oil and NGL reserves. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. For DD&A purposes, the reserve estimates are based on average individual product prices during the 12-month period prior to September 30, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Natural gas, oil and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management.

Significant judgment is required by the Independent Consulting Petroleum Engineers in evaluating geological and engineering data used to estimate natural gas, oil and NGL reserves. Estimating reserves also requires the selection of inputs, including natural gas, oil and NGL price assumptions, operating and capital costs assumptions and tax rates by jurisdiction, among others. Auditing the Company’s working interest properties DD&A calculations is especially complex because of the use of the work of the Independent Petroleum Consulting Engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved developed natural gas, oil and NGL reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating proved developed natural gas, oil and NGL reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Independent Petroleum Consulting Engineers used to prepare the natural gas, oil and NGL reserve estimates. In addition, in assessing whether we can use the work of the Independent Petroleum Consulting Engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved natural gas, oil and NGL reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A calculations, including comparing the proved developed natural gas, oil and NGL reserve amounts used in the calculations to the Company’s reserve report.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1989.

Oklahoma City, Oklahoma

December 13, 2022

PHX Minerals Inc.

Balance Sheets

	September 30,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$3,396,809	$2,438,511
Natural gas, oil and NGL sales receivables (net of $0 allowance for uncollectable accounts)	13,152,274	6,428,982
Refundable income taxes	-	2,413,942
Other	1,372,847	942,082
Total current assets	17,921,930	12,223,517

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	248,978,928	319,984,874
Non-producing natural gas and oil properties	51,779,336	40,466,098
Other	1,085,056	794,179
	301,843,320	361,245,151
Less accumulated depreciation, depletion and amortization	(168,759,385)	(257,643,661)
Net properties and equipment	133,083,935	103,601,490

Operating lease right-of-use assets	739,131	607,414
Other, net	757,116	578,593

Total assets	$152,502,112	$117,011,014

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$647,217	$772,717
Derivative contracts, net	7,873,979	12,087,988
Current portion of operating lease liability	213,355	132,287
Income taxes payable	495,858	334,050
Accrued liabilities and other	2,032,275	1,809,337
Total current liabilities	11,262,684	15,136,379

Long-term debt	28,300,000	17,500,000
Deferred income taxes	1,585,906	343,906
Asset retirement obligations	1,901,904	2,836,172
Derivative contracts, net	687,212	1,696,479
Operating lease liability, net of current portion	985,887	789,339
Total liabilities	44,723,593	38,302,275

Stockholders' equity:
Voting common stock, par value $0.01666 per share: 54,000,500 shares authorized and 35,776,752 shares issued and outstanding at September 30, 2022; 36,000,500 shares authorized and 32,770,433 shares issued and outstanding at September 30, 2021	596,041	545,956
Capital in excess of par value	44,177,051	33,213,645
Deferred directors' compensation	1,496,243	1,768,151
Retained earnings	67,117,791	48,966,420
	113,387,126	84,494,172

Treasury stock, at cost: 377,232 shares at September 30, 2022; 388,545 shares at September 30, 2021	(5,608,607)	(5,785,433)
Total stockholders' equity	107,778,519	78,708,739

Total liabilities and stockholders' equity	$152,502,112	$117,011,014

See accompanying notes.

PHX Minerals Inc.

Statements of Operations

	Year ended September 30,
	2022	2021	2020
Revenues:
Natural gas, oil and NGL sales	$69,860,631	$37,749,044	$23,370,003
Lease bonuses and rental income	467,502	425,113	690,961
Gains (losses) on derivative contracts (Note 12)	(16,833,078)	(16,202,489)	907,419
	53,495,055	21,971,668	24,968,383
Costs and expenses:
Lease operating expenses	4,047,420	4,230,968	4,841,541
Transportation, gathering and marketing	5,890,390	5,767,287	4,812,869
Production taxes	3,230,867	1,938,304	1,022,912
Depreciation, depletion and amortization	7,278,118	7,745,804	11,313,783
Provision for impairment	14,565	50,475	29,904,528
Interest expense	1,164,992	995,127	1,286,788
General and administrative	11,500,594	8,207,882	8,024,901
Loss on debt extinguishment	-	260,236	-
Losses (gains) on asset sales and other	(4,243,163)	(356,127)	(3,997,902)
	28,883,783	28,839,956	57,209,420
Income (loss) before provision (benefit) for income taxes	24,611,272	(6,868,288)	(32,241,037)
Provision (benefit) for income taxes	4,202,000	(651,051)	(8,289,000)

Net income (loss)	$20,409,272	$(6,217,237)	$(23,952,037)

Basic and diluted earnings (loss) per common share (Note 7)	$0.59	$(0.24)	$(1.41)

See accompanying notes.

PHX Minerals Inc.

Statements of Stockholders’ Equity

	Voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2019	16,897,306	$281,509	$2,967,984	$2,555,781	$81,848,301	(558,051)	$(8,344,042)	$79,309,533
Net income (loss)	-	-	-	-	(23,952,037)	-	-	(23,952,037)
Purchase of treasury stock	-	-	-	-	-	(632)	(7,635)	(7,635)
Issuance of treasury shares to ESOP	-	-	(974,806)	-	-	72,101	1,077,910	103,104
Restricted stock awards	-	-	743,897	-	-	-	-	743,897
Dividends declared ($0.10 per share)	-	-	-	-	(1,652,164)	-	-	(1,652,164)
Distribution of restricted stock to officers and directors	-	-	(82,820)	-	-	5,546	82,914	94
Distribution of deferred directors' compensation	-	-	(129,575)	(910,182)	-	69,549	1,039,757	-
Common shares to be issued to directors for services	-	-	-	228,408	-	-	-	228,408
Equity offering	5,750,000	95,795	8,124,931	-	-	-	-	8,220,726

Balances at September 30, 2020	22,647,306	$377,304	$10,649,611	$1,874,007	$56,244,100	(411,487)	$(6,151,096)	$62,993,926
Net income (loss)	-	-	-	-	(6,217,237)	-	-	(6,217,237)
Purchase of treasury stock	-	-	-	-	-	(1,229)	(2,741)	(2,741)
Restricted stock awards	-	-	801,200	-	-	-	-	801,200
Dividends declared ($0.04 per share)	-	-	-	-	(1,060,443)	-	-	(1,060,443)
Distribution of restricted stock to officers and directors	-	-	(369,260)	-	-	24,171	368,404	(856)
Distribution of deferred directors' compensation	24,545	410	339,913	(340,322)	-	-	-	1
Increase in deferred directors' compensation charged to expense	-	-	-	234,466	-	-	-	234,466
Equity issued to acquire assets	3,702,582	61,685	10,210,603					10,272,288
Equity offering	6,175,000	102,875	10,985,981	-	-	-	-	11,088,856
At-the-market offering	221,000	3,682	595,597	-	-	-	-	599,279

Balances at September 30, 2021	32,770,433	$545,956	$33,213,645	$1,768,151	$48,966,420	(388,545)	$(5,785,433)	$78,708,739
Net income (loss)	-	-	-	-	20,409,272	-	-	20,409,272
Purchase of treasury stock	-	-	-	-	-	(700)	(1,855)	(1,855)
Restricted stock awards	-	-	2,211,673	-	-	-	-	2,211,673
Dividends declared ($0.065 per share)	-	-	-	-	(2,257,901)	-	-	(2,257,901)
Distribution of restricted stock to officers and directors	115,373	1,922	(178,481)	-	-	12,013	178,681	2,122
Distribution of deferred directors' compensation	61,452	1,024	462,736	(463,760)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	191,852	-	-	-	191,852
Equity issued to acquire assets	1,519,481	25,315	3,484,686	-	-	-	-	3,510,001
At-the-market offering	1,310,013	21,824	4,982,792	-	-	-	-	5,004,616

Balances at September 30, 2022	35,776,752	$596,041	$44,177,051	$1,496,243	$67,117,791	(377,232)	$(5,608,607)	$107,778,519

See accompanying notes.

PHX Minerals Inc.

Statements of Cash Flows

	Year ended September 30,
	2022	2021	2020
Operating Activities
Net income (loss)	$20,409,272	$(6,217,237)	$(23,952,037)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,278,118	7,745,804	11,313,783
Impairment of producing properties	14,565	50,475	29,904,528
Provision for deferred income taxes	1,242,000	(985,101)	(4,647,000)
Gain from leasing fee mineral acreage	(466,341)	(421,915)	(685,927)
Proceeds from leasing fee mineral acreage	688,207	441,653	701,948
Net (gain) loss on sales of assets	(4,423,646)	(309,348)	(3,973,321)
ESOP contribution expense	-	-	103,104
Directors' deferred compensation expense	191,852	234,466	228,408
Total (gain) loss on derivative contracts	16,833,078	16,202,489	(907,419)
Cash receipts (payments) on settled derivative contracts	(2,796,250)	(11,925,669)	4,109,210
Restricted stock awards	2,211,673	801,200	743,897
Loss on debt extinguishment	-	260,236	-
Other	87,353	(11,099)	(2,611)
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	(6,723,292)	(3,485,762)	1,434,426
Refundable (payable) income taxes	2,413,942	1,391,285	(2,299,785)
Other current assets	250,568	(436,401)	(89,931)
Accounts payable	(10,305)	(151,875)	1,308,731
Other non-current assets	(380,964)	(86,282)	(1,044,680)
Income taxes payable	161,808	-	-
Accrued liabilities	550,012	845,168	(1,139,029)
Total adjustments	17,122,378	10,159,324	35,058,332
Net cash provided by operating activities	37,531,650	3,942,087	11,106,295

Investing Activities

Capital expenditures	$(552,638)	$(733,172)	$(403,136)
Acquisition of minerals and overriding royalty interests	(43,525,236)	(20,624,347)	(10,288,250)
Net proceeds from sales of assets	13,217,844	988,600	4,228,868
Net cash provided (used) by investing activities	(30,860,030)	(20,368,919)	(6,462,518)

Financing Activities

Borrowings under Credit Facility	21,300,000	26,300,000	6,061,725
Payments of loan principal	(10,500,000)	(37,550,000)	(12,736,725)
Net proceeds from equity issuance	5,006,538	11,688,137	8,220,726
Cash receipts from (payments on) off-market derivative contracts	(19,260,104)	8,800,000	-
Purchases of treasury stock	(1,855)	(2,741)	(7,635)
Payments of dividends	(2,257,901)	(1,060,448)	(1,652,164)
Net cash provided (used) by financing activities	(5,713,322)	8,174,948	(114,073)
Increase (decrease) in cash and cash equivalents	958,298	(8,251,884)	4,529,704
Cash and cash equivalents at beginning of year	2,438,511	10,690,395	6,160,691
Cash and cash equivalents at end of year	$3,396,809	$2,438,511	$10,690,395

Supplemental Disclosures of Cash Flow Information

Interest paid (net of capitalized interest)	$997,085	$1,021,142	$1,306,967
Income taxes paid (net of refunds received)	$384,249	$(1,391,225)	$(1,342,275)

Supplemental schedule of noncash investing and financing activities:
Additions and revisions, net, to asset retirement obligations	$-	$-	$4

Gross additions to properties and equipment	$46,791,346	$31,485,015	$10,701,284
Value of shares used for acquisitions	(3,510,001)	(10,272,288)	-
Net (increase) decrease in accounts payable for properties and equipment additions	796,529	144,792	(9,898)
Capital expenditures and acquisitions	$44,077,874	$21,357,519	$10,691,386

PHX Minerals Inc.

Notes to Financial Statements

September 30, 2022, 2021, and 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company’s principal line of business is maximizing the value of its existing mineral and royalty assets through active management and expanding its asset base through acquisitions of additional mineral and royalty interests. The Company owns mineral and leasehold properties and other natural gas and oil interests, which are all located in the contiguous United States, primarily in Oklahoma, Texas, Louisiana, North Dakota and Arkansas, with properties located in several other states. The Company’s natural gas, oil and NGL production is from interests in 6,362 wells located principally in Oklahoma, Louisiana, Texas, Arkansas and North Dakota. The Company does not operate any wells. Approximately 66%, 26% and 8% of natural gas, oil and NGL revenues were derived from the sale of natural gas, oil and NGL, respectively, in 2022. Approximately 78%, 12% and 10% of the Company’s total sales volumes in 2022 were derived from natural gas, oil and NGL, respectively. Substantially all the Company’s natural gas, oil and NGL production is sold through the operators of the wells.

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

As a non-operator of working, royalty and mineral interests, the Company receives actual natural gas, oil and NGL sales volumes and prices more than a month after the information is available to the operators of the wells. Because of the delay in information, the most current available production data is gathered from the appropriate operators, as well as public and private sources, and natural gas, oil and NGL index prices are used to estimate the accrual of revenue on these wells. If information is not available from an outside source, the Company utilizes past production receipts and estimated sales price information to estimate its accrual of revenue on all other wells each quarter. The natural gas, oil and NGL sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for natural gas, oil and NGL. These variables could lead to an over or under accrual of natural gas, oil and NGL at the end of any particular quarter. Based on past history, the Company’s estimated accrual has been materially accurate.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from purchasers (operators) of natural gas, oil and NGL. Natural gas, oil and NGL sales receivables are generally unsecured. This industry concentration has the potential to impact our overall exposure to credit risk, in that the purchasers of our natural gas, oil and NGL and the operators of the properties in which we have an interest may be similarly affected by changes in economic, industry or other conditions. During 2022, 2021, and 2020 the Company did not have any bad debt expense. The Company’s allowance for uncollectible accounts as of the balance sheet dates was not material.

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

Non-producing natural gas and oil properties include non-producing minerals, which had a net book value of $43,223,165 and $32,542,709 at September 30, 2022 and 2021, respectively, consisting of perpetual ownership of mineral interests in several states, with 60% of the acreage in Oklahoma, Texas, Louisiana, North Dakota and Arkansas. As mentioned, these mineral rights are perpetual and have been accumulated over the 96-year life of the Company. There are approximately 178,318 net acres of non-producing minerals in more than 5,727 tracts owned by the Company. An average tract contains approximately 30 acres. Since inception, the Company has continually generated an interest in several thousand natural gas and oil wells using its ownership of the fee mineral acres as an ownership basis. There continues to be drilling and leasing activity on these mineral interests each year. Non-producing minerals are considered a long-term investment by the Company, as they do not expire (unlike natural gas and oil leases) and based on past history and experience, management has concluded that a long-term straight-line amortization over 33 years is appropriate. Due to the fact that the Company’s mineral ownership consists of a large number of properties, whose costs are not individually significant, and because virtually all are in the Company’s core operating areas, the minerals are being amortized on an aggregate basis (by mineral deed).

When a new well is drilled on the Company’s mineral acreage, all of the non-producing mineral costs for the associated mineral deed are transferred to producing minerals and are amortized straight-line over a 20-year period (insignificant fields are amortized over a 10-year period). Management has historically chosen to move non-producing mineral costs in this manner, as it is very difficult for the Company, as a non-operator, to predict well spacing and timing of drilling on the Company’s minerals, and future development will deplete these assets over a long period. The straight-line amortization over a 20-year period is appropriate for producing minerals, because current and future development will deplete these assets over a lengthy period that represents the estimated economic life.

Capitalized Interest

During 2022, 2021, and 2020, no interest was capitalized. Interest of $1,164,992, $995,127 and $1,286,788, respectively, was charged to expense during those periods.

Accrued Liabilities

The following table shows the balances for the years ended September 30, 2022 and 2021, relating to the Company’s accrued liabilities:

	Year Ended September 30,
	2022	2021
Accrued compensation	$1,296,471	$982,259
Revenues payable	263,225	275,981
Accrued ad valorem	190,216	245,116
Other	282,363	305,981
Total accrued liabilities	$2,032,275	$1,809,337

The increase in accrued compensation in 2022 is primarily due to the short-term incentive compensation driven by Company performance.

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

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At September 30, 2022 and 2021, there were no such costs accrued.

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

In accordance with guidance on accounting for employee stock ownership plans, the Company recorded the fair market value of the stock contributed into its ESOP as expense.

Restricted stock awards to officers and employees provide for either cliff vesting at the end of three years from the date of the awards or time vesting ratably over a three year period. These restricted stock awards can be granted based on service time only (time-based), subject to certain share price performance standards (market-based) or subject to company performance standards (performance-based). Restricted stock awards to the non-employee directors provide for annual vesting during the calendar year of the award. The fair value of the awards on the grant date is ratably expensed over the vesting period in accordance with accounting guidance.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the year ended September 30, 2022, was a 17% provision, as compared to a 9% benefit for the year ended September 30, 2021.

The threshold for recognizing the financial statement effect of a tax position is when it is more likely than not, based on the technical merits, that the position will be sustained by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Subject to statutory exceptions that allow for a possible extension of the assessment period, the Company is no longer subject to U.S. federal, state, and local income tax examinations for fiscal years prior to 2019.

The Company includes interest assessed by the taxing authorities in interest expense and penalties related to income taxes in general and administrative expense on its Statements of Operations. For the fiscal years ended September 30, 2022, 2021, and 2020, the Company’s interest and penalties were not material. The Company does not believe it has any material uncertain tax positions.

Recent Accounting Pronouncements

Standard	Description	Date of Adoption	Impact on Financial Statements or Other Significant Matters
Adoption of New Accounting Pronouncements
ASU 2016-02, Leases (Topic 842)	This update will supersede the lease requirements in Topic 840, Leases, by requiring lessees to recognize lease assets and lease liabilities classified as operating leases on the balance sheet.	Q1 2020	See Note 2. Leases and Commitments for further details related the Company’s adoption of this standard.
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

		Q1 2020	See Note 2. Leases and Commitments for further details related the Company’s adoption of this standard.
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

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, and that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2. LEASES AND COMMITMENTS

Assessment of Leases

The Company determines if an arrangement is a lease at inception by considering whether (i) explicitly or implicitly identified assets have been deployed in the agreement and (ii) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. As of September 30, 2022, none of the Company’s leases were classified as financing leases. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company entered into a seven-year lease for office space during the quarter ended March 31, 2020, with a commencement date in August 2020. The associated lease liability and ROU asset at September 30, 2022, were $789,339 and $519,334, respectively. The Company has a lease incentive asset of $244,253, which is included in Other, net on the Company’s balance sheets. Additionally, the Company entered into a new five-year lease for office space during the quarter ended March 31, 2022, with a commencement date in July 2022. The associated lease liability and ROU asset at September 30, 2022, were $409,903 and $219,797, respectively. The Company has a lease incentive asset of $146,548, which is included in Other, net on the Company’s balance sheets.

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

The following table represents the maturities of the operating lease liabilities as of September 30, 2022:

2023	$256,794
2024	265,097
2025	268,651
2026	276,953
2027	255,948
Thereafter	-
Total lease payments	$1,323,443
Less: Imputed interest	(124,201)
Total	$1,199,242

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company’s natural gas, oil and NGL revenues for the year ended September 30, 2022.

	Year Ended September 30, 2022
	Royalty Interest	Working Interest	Total
Natural gas revenue	$30,837,464	$14,930,201	$45,767,665
Oil revenue	10,851,353	7,279,566	18,130,919
NGL revenue	2,795,655	3,166,392	5,962,047
Natural gas, oil and NGL sales	$44,484,472	$25,376,159	$69,860,631

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

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company’s estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the years ended September 30, 2022, 2021, and 2020, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

4. INCOME TAXES

The Company’s provision (benefit) for income taxes is detailed as follows:

	2022	2021	2020
Current:
Federal	$2,522,000	$315,050	$(3,642,000)
State	438,000	19,000	-
	2,960,000	334,050	(3,642,000)
Deferred:
Federal	845,000	(824,000)	(3,611,000)
State	397,000	(161,101)	(1,036,000)
	1,242,000	(985,101)	(4,647,000)
	$4,202,000	$(651,051)	$(8,289,000)

The difference between the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to income before provision (benefit) for income taxes is analyzed below for the years ended September 30:

	2022	2021	2020
Provision (benefit) for income taxes at statutory rate	$5,168,366	$(1,429,291)	$(6,765,705)
Change in valuation allowance	(1,313,271)	1,228,899	96,000
Percentage depletion	(602,490)	(412,650)	(258,300)
State income taxes, net of federal provision (benefit)	863,042	(176,960)	(939,310)
Effect of NOL Carryback Rate	-	-	(610,803)
Restricted stock tax benefit	59,000	76,000	58,000
Deferred directors' compensation benefit	64,000	54,000	79,000
Law change	(56,094)	47,000	-
Other	19,447	(38,049)	52,118
	$4,202,000	$(651,051)	$(8,289,000)

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following at September 30:

	2022	2021
Deferred tax liabilities:
Financial basis in excess of tax basis, principally intangible drilling costs capitalized for financial purposes and expensed for tax purposes	$5,121,376	$4,090,017
Derivative contracts	-	-
Total deferred tax liabilities	5,121,376	4,090,017
Deferred tax assets:
State net operating loss carry forwards	14,737	238,439
Federal net operating loss carry forwards	-	-
Statutory depletion carryover	-	286,440
Asset retirement obligations	337,247	483,990
Deferred directors' compensation	331,395	390,683
Restricted stock expense	705,195	303,674
Derivative contracts	2,072,530	3,278,067
Other	88,095	91,717
Total deferred tax assets	3,549,199	5,073,010
Deferred tax asset valuation allowance	-	1,251,096
State NOL valuation allowance	13,729	75,803
Net deferred tax (assets) liabilities	$1,585,906	$343,906

Included in state net operating loss carry forwards at September 30, 2022, the Company had a deferred tax asset of $14,737 related to Arkansas state income tax net operating loss (“AR NOL”) carry-forwards, which begin to expire in 2023. The Company has a valuation allowance of $13,729 for the AR NOLs, as it is more likely than not that it will not be utilized before expiration.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 Net Operating Losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions. On July 28, 2020, final regulations were issued under Section 163(j) which modified the calculation under the previous proposed regulations of adjusted taxable income for purposes of the 50% limitation on interest expense. Under the final regulations, depreciation, amortization, and depletion capitalizable under Section 263A is now added back to tentative taxable income. This change allows all interest expense to be deductible for 2020 and reduces the associated deferred tax asset to zero. In fiscal 2021, the Company received a tax refund associated with the AMT credits totaling $1.4 million, which was accelerated due to the CARES Act. In fiscal 2022, the Company received $2.2 million associated with the carryback of the 2020 federal net operating loss.

5. DEBT

On September 1, 2021, the Company entered into a $100,000,000 credit facility (the “Credit Facility”) with a group of banks headed by Independent Bank, which replaced the Company’s prior credit facility with BOKF, NA dba Bank of Oklahoma (“BOKF”), as administrative agent, which the Company repaid in full and terminated. The Credit Facility has a current borrowing base of $50,000,000 as of September 30, 2022, and a maturity date of September 1, 2025. The Credit Facility is secured by the Company’s personal property and at least 80% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At September 30, 2022, the effective interest rate was 5.93%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in Other, net on the Company’s balance sheets. Total debt issuance cost net of amortization as of September 30, 2022, was $336,232. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, make fundamental changes, and engage in certain transactions with affiliates. The Credit Agreement also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Agreement) of no less than 1.0 to 1.0 and a funded debt to EBITDAX (as defined in the Credit Agreement) of no more than 3.5 to 1.0 based on the trailing twelve months. At September 30, 2022, the Company was in compliance with the covenants of the Credit Facility, had $28,300,000 outstanding, and had $21,700,000 of borrowing base availability under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

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

7. EARNINGS (LOSS) PER SHARE (“EPS”)

Basic and diluted earnings (loss) per common share is calculated using net income (loss) divided by the weighted average number of shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares of 219,286, 183,334 and 154,142, respectively, during the 2022, 2021, and 2020 periods.

For the years ended September 30, 2021 and 2020, the Company did not include restricted stock in the diluted EPS calculation because the effect would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS calculation was 141,690 and 80,809 for the years ended September 30, 2021 and 2020, respectively.

The following table sets forth the computation of earnings (loss) per share.

	Year Ended September 30,
	2022	2021	2020
Basic EPS
Numerator:
Basic net income (loss)	$20,409,272	$(6,217,237)	$(23,952,037)
Denominator:
Common Shares	34,184,212	25,742,202	16,856,792
Unissued, directors' deferred compensation shares	219,286	183,334	154,142
Basic weighted average shares outstanding	34,403,498	25,925,536	17,010,934
Basic EPS	$0.59	$(0.24)	$(1.41)

Diluted EPS
Numerator:
Basic net income (loss)	$20,409,272	$(6,217,237)	$(23,952,037)
Diluted net income (loss)	20,409,272	(6,217,237)	(23,952,037)
Denominator:
Basic weighted average shares outstanding	34,403,498	25,925,536	17,010,934
Effects of dilutive securities:
Unvested restricted stock	156,812	-	-
Diluted weighted average shares outstanding	34,560,310	25,925,536	17,010,934
Diluted EPS	$0.59	$(0.24)	$(1.41)

8. 401K PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

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

Contributions to the plans consisted of:

Year	Plan	Shares	Amount
2022	401K	-	$85,444
2021	401K	-	$79,015
2020	ESOP	72,101	$103,104

9. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Annually, independent directors may elect to be included in the Company’s Deferred Directors’ Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides that each independent director may individually elect to be credited with future unissued shares of Company Common Stock rather than cash for all or a portion of the annual retainers, and may elect to receive shares, when issued, over annual time periods up to ten years. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares at each quarter end. Only upon a director’s retirement, termination, death or a change-in-control of the Company will the shares recorded for such director under the Plan be issued to the director. The promise to issue such shares in the future is an unsecured obligation of the Company. As of September 30, 2022, there were 241,353 shares recorded under the Plan. The deferred balance outstanding at September 30, 2022, under the Plan was $1,496,243. Expenses totaling $191,852, $234,466 and $228,408 were charged to the Company’s results of operations for the years ended September 30, 2022, 2021, and 2020, respectively, and are included in general and administrative expense in the accompanying Statements of Operations.

10. RESTRICTED STOCK PLAN AND LONG-TERM INCENTIVE PLAN

In March 2010, stockholders approved the Company’s 2010 Stock Plan, which made available 200,000 shares of Common Stock to provide a long-term component to the Company’s total compensation package for its officers and to further align the interest of its officers with those of its stockholders. In March 2014, stockholders approved an amendment to increase the number of shares of Common Stock reserved for issuance under the 2010 Stock Plan from 200,000 shares to 500,000 shares and to allow the grant of shares of restricted stock to our directors. In March 2020, stockholders approved an amendment to increase the number of shares of Common Stock reserved for issuance under the 2010 Stock Plan to 750,000 shares. The 2010 Stock Plan, as amended, is designed to provide as much flexibility as possible for future grants of restricted stock so the Company can respond as necessary to provide competitive compensation in order to retain, attract and motivate officers of the Company and to align their interests with those of the Company’s stockholders.

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

In March of 2021, stockholders approved the PHX Minerals Inc. 2021 Long-Term Incentive Plan (the “LTIP”). The terms and conditions of awards granted under the Company’s 2010 Stock Plan prior to the LTIP are not affected by the adoption of the LTIP. The LTIP expressly prohibits the payment of dividends or dividend equivalents on any award before the date on which the award vests. Awards under the LTIP will be subject to any clawback or recapture policy that the Company may adopt from time to time or any clawback or recapture provisions set forth in an award agreement.

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

On March 2, 2022, the Company awarded shares of Common Stock in the form of time-based and market-based restricted stock to the directors, employees and officers of the Company. Non-employee directors received 138,249 time-based shares with a fair value on the award date of $387,095. These shares vest in December 2022. Officers were awarded 402,086 market-based shares with a fair value on their award date of $1,679,757. Upon vesting, the market-based shares that do not meet certain performance criteria are forfeited. Both employees and certain officers were also awarded 126,013 time-based shares with a fair value on the award date of $352,838. The shares issued to employees time-vest ratably over a three-year period ending in December 2024, and the shares awarded to the officers cliff vest at the end of a three-year period ending in December 2024. All shares awarded on March 2, 2022, have voting rights during the vesting period and do not include the right to dividends prior to vesting.

On April 1, 2022, the Company awarded shares of common stock in the form of time-based restricted stock to a new director. The non-employee director received 20,737 time-based shares with a fair value on the award date of $62,004. These shares vest in December of 2022, contain voting rights during the vesting period, and do not include the right to dividends prior to vesting.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur.

The following table summarizes the Company’s pre-tax compensation expense for the years ended September 30, 2022, 2021. and 2020, related to the Company’s market-based, time-based and performance-based restricted stock:

	Year Ended September 30,
	2022	2021	2020
Market-based, restricted stock	$1,018,136	$247,601	$295,397
Time-based, restricted stock	$730,303	$553,599	448,500
Performance-based, restricted stock	463,234	-	-
Total compensation expense	$2,211,673	$801,200	$743,897

A summary of the Company’s unrecognized compensation cost for its unvested market-based, time-based and performance-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table:

	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$1,308,130	1.30
Time-based, restricted stock	433,434	1.43
Performance-based, restricted stock	6,376	0.20
Total	$1,747,940

Upon vesting, shares are expected to be issued out of shares held in treasury and authorized but unissued shares.

A summary of the status of, and changes in, unvested shares of restricted stock awards is presented below:

	Market-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value	Time-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value	Performance-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value
Unvested shares as of September 30, 2019	46,670	$10.21	18,707	$17.54	-	$-

Granted	39,579	8.83	102,154	9.21	39,579	9.04
Vested	-	-	(20,410)	13.35	-	-
Forfeited	(24,779)	11.34	(9,929)	13.93	(4,765)	9.35
Unvested shares as of September 30, 2020	61,470	$8.87	90,522	$9.49	34,814	$8.99

Granted	303,750	2.72	125,000	3.17	-	-
Vested	-	-	(9,860)	14.08	-	-
Forfeited	(9,071)	11.34	(2,562)	13.00	-	-
Unvested shares as of September 30, 2021	356,149	$3.56	203,100	$5.33	34,814	$8.99

Granted	402,086	4.18	284,999	2.81	-	-
Vested	-	-	(127,386)	3.41	-	-
Forfeited	(17,585)	8.16	(6,855)	6.92	-	-
Unvested shares as of September 30, 2022	740,650	3.79	353,858	3.97	34,814	8.99

The intrinsic value of the vested shares in 2022 was $277,573.

11. PROPERTIES AND EQUIPMENT

Impairment

During the year ended September 30, 2022, the Company recorded no impairment provisions on producing properties and $14,565 on wells that the Company wrote off.

During the year ended September 30, 2021, the Company recorded impairment of $37,879 on producing properties and $12,596 on wells that the Company wrote off.

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

Divestitures

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price (4)	Gain/(Loss) (4)	Location
September 30, 2022
	5 wellbores	$0.1million	$-	OK
	210 wellbores	$5.0million	$3.5million	AR
	87 acres	$0.1million	$0.1million	TX
	9 wellbores	$0.2million	$0.1million	ND
June 30, 2022
	43 acres	$0.1million	$0.1million	TX
	9 wellbores	$0.3million	$0.1million	OK
	83 acres	$0.1million	$0.1million	OK
	16 wellbores	$0.1million	$-	OK
	2 wellbores	$0.1million	$0.1million	OK
	2,255 acres	$0.3million	$0.3million	AR / OK / TX
March 31, 2022
	7,071 acres	$1.6million	$1.6million	NM / TX
	130 acres	$0.5million	$0.5million	TX
December 31, 2021
	98 wellbores	$2.0million	($3.5)million	OK
	95 wellbores	$0.5million	$0.2million	OK / TX
	499 wellbores	$2.1million	$1.1million	AR
September 30, 2021
No significant divestitures
June 30, 2021
	2,857 acres	$0.3million	$0.2million	Central Basin Platform, TX
March 31, 2021
No significant divestitures
December 31, 2020
No significant divestitures

(1) Number of net mineral acres sold.

(2) Number of gross wellbores associated with working interests sold.

(3) Excludes immaterial divestitures.

(4) Sales price and gain(loss) is net of purchase price adjustment.

Acquisitions

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares issued (3)	Total Purchase Price (1)	Area of Interest
September 30, 2022
	63	$0.7million	-	$0.7million	Haynesville / LA
	17	$0.2million	-	$0.2million	SCOOP / OK
	85	$1.5million	-	$1.5million	Haynesville / LA
	214	$3.0million	-	$3.0million	Haynesville / LA
	110	$1.0million	-	$1.0million	Haynesville / LA
	295	$5.5million	-	$5.5million	Haynesville / LA
	140	$1.7million	-	$1.7million	SCOOP / OK
June 30, 2022
	60	$0.6million	-	$0.6million	SCOOP / OK
	46	$0.8million	-	$0.8million	Haynesville / LA
	56	$0.4million	-	$0.4million	Haynesville / LA
	88	$0.9million	-	$0.9million	SCOOP / OK
	503	$5.0million	-	$5.0million	Haynesville / LA, TX
	92	$0.6million	-	$0.6million	Haynesville / LA
	25	$0.3million	-	$0.3million	Haynesville / LA
	68	$0.5million	-	$0.5million	SCOOP / OK
March 31, 2022
	58	$0.5million	-	$0.5million	SCOOP / OK
	500	$6.4million	-	$6.4million	Haynesville / LA
	68	$0.7million	-	$0.7million	Haynesville / TX
	166	$1.3million	-	$1.3million	SCOOP / OK
	33	$0.4million	-	$0.4million	Haynesville / TX
December 31, 2021
	426	$5.8million	-	$5.8million	Haynesville / LA
	847	$0.6million	1,519,481	$4.1million	Haynesville / LA
	172	$1.4million	-	$1.4million	SCOOP / OK
	103	$0.6million	-	$0.6million	Haynesville / TX
	116	$1.7million	-	$1.7million	Haynesville / LA
	220	$1.2million	-	$1.2million	SCOOP / OK
September 30, 2021
	817	$0.7million	2,349,207	$7.3million	Haynesville / LA, TX
June 30, 2021
	262	$1.3million	-	$1.3million	Haynesville / LA
	131	$1.0million	-	$1.0million	Haynesville / TX
	2,514	$9.5million	1,200,000	$13.0million	SCOOP / OK
March 31, 2021
No significant acquisitions
December 31, 2020
	142	$1.0million	-	$1.0million	Haynesville / TX
	184	$0.8million	-	$0.8million	Haynesville / TX
	386	$3.5million	-	$3.5million	Haynesville / TX
	297	$2.0 million	153,375	$2.3 million	SCOOP / OK

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.

(4) Presented in chronological order with most recent at top.

All purchases made in 2020, 2021, and 2022 were of mineral and royalty acreage and were accounted for as asset acquisitions.

Asset Retirement Obligations

The following table shows the activity for the years ended September 30, 2022 and 2021, relating to the Company’s asset retirement obligations:

	2022	2021
Asset retirement obligations as of beginning of the year	$2,836,172	$2,897,522
Wells acquired or drilled	-	-
Wells sold or plugged	(1,027,030)	(189,459)
Accretion of discount	92,762	128,109
Asset retirement obligations as of end of the year	$1,901,904	$2,836,172

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

On September 2, 2021, the Company settled all of its derivative contracts consisting of both swaps and costless collars with BOKF by paying $8.8 million. On September 3, 2021, the Company entered into new derivative contracts with BP Energy Company (“BP”) that had similar terms to the contracts settled with BOKF and received a payment of $8.8 million from BP. The new derivative contracts consisted of all fixed swap contracts and are secured under the Company’s Credit Facility with Independent Bank. Management concluded that the financing element of the new derivative contracts with BP was other than insignificant due to the off-market terms of the fixed swap price. Due to the financing element, the Company is required to report all cash flows associated with these derivative contracts as “cash flows from financing activities” in the statement of cash flows. This requirement relates to all cash flows from these derivatives and not just the portion of the cash flows relating to the financing element of the derivative. The derivative instruments have settled or will settle based on the terms below.

Derivative contracts in place as of September 30, 2022

Fiscal period	Contract total volume	Index	Contract average price
Natural gas costless collars
2023	1,415,000 Mmbtu	NYMEX Henry Hub	$4.13floor/$7.69ceiling
2024	135,000 Mmbtu	NYMEX Henry Hub	$3.28floor/$5.98ceiling
Natural gas fixed price swaps
2023	2,100,000 Mmbtu	NYMEX Henry Hub	$3.24
2024	380,000 Mmbtu	NYMEX Henry Hub	$3.41
Oil Costless Collars
2023	15,000 Bbls	NYMEX WTI	$75.00floor/$96.00ceiling
Oil fixed price swaps
2023	72,750 Bbls	NYMEX WTI	$63.65
2024	14,250 Bbls	NYMEX WTI	$74.91

The Company’s fair value of derivative contracts was a net liability of $8,561,191 as of September 30, 2022, and a net liability of $13,784,467 as of September 30, 2021. Realized and unrealized gains and (losses) are recorded in gains (losses) on derivative contracts on the Company’s Statement of Operations. Cash receipts in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods. The $8.8 million in cash received from BP in fiscal 2021 is a cash flow from a financing activity and is excluded from the table below.

	For the Year Ended September 30,
	2022	2021	2020
Cash received (paid) on settled derivative contracts:
Natural gas costless collars	$(1,878,250)	$(4,271,467)	$28,510
Natural gas fixed price swaps(1)	(9,065,100)	(1,862,801)	1,687,600
Oil costless collars	-	(2,047,098)	1,011,472
Oil fixed price swaps(1)	(3,590,210)	(3,744,303)	1,381,628
Cash received (paid) on settled derivative contracts, net	$(14,533,560)	$(11,925,669)	$4,109,210
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(1,044,958)	$706,015	$(706,015)
Natural gas fixed price swaps	(1,954,719)	(3,624,108)	(1,535,122)
Oil costless collars	106,157	(63,169)	(538,022)
Oil fixed price swaps	594,002	(1,295,558)	(422,632)
Non-cash gain (loss) on derivative contracts, net	$(2,299,518)	$(4,276,820)	$(3,201,791)
Gains (losses) on derivative contracts, net	$(16,833,078)	$(16,202,489)	$907,419

(1) For the year ended September 30, 2022, excludes $7,522,794 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations. Total cash paid related to off-market derivatives was $19,260,104 for the year ended September 30, 2022 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on, or termination of, any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability on the balance sheets. The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's balance sheets at September 30, 2022, and September 30, 2021. The Company has offset all amounts subject to master netting agreements on the Company's balance sheets at September 30, 2022 and September 30, 2021.

	9/30/2022				9/30/2021
	Fair Value				Fair Value
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Liabilities
Gross amounts recognized	$924,258	$8,798,237	$124,983	$812,195	$17,395	$12,105,383	$1,696,479
Offsetting adjustments	(924,258)	(924,258)	(124,983)	(124,983)	(17,395)	(17,395)	-
Net presentation on Balance Sheets	$-	$7,873,979	$-	$687,212	$-	$12,087,988	$1,696,479

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement at September 30, 2022
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(7,622,390)	$-	$(7,622,390)
Derivative Contracts - Collars	$-	$(938,801)	$-	$(938,801)

	Fair Value Measurement at September 30, 2021
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(13,784,467)	$-	$(13,784,467)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Year Ended September 30,
	2022		2021		2020
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$-	$-	$587	$37,879	$5,288,710	$29,315,807

(a)
At the end of each quarter, the Company assessed the carrying value of its producing properties for impairment if indicators of impairment existed at such time. This assessment utilized estimates of future cash flows or fair value (selling price) less cost to sell if the property is held for sale. Significant judgments and assumptions in these assessments include estimates of future natural gas, oil and NGL prices using a forward NYMEX curve adjusted for projected inflation, locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates. These assessments identified certain properties with carrying value in excess of their calculated fair values. This table excludes impairments on properties that were written off in the amount of $14,565, $12,596 and $588,721 for the years ended September 30, 2022, 2021 and 2020, respectively.

At September 30, 2022, and September 30, 2021, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.
14. INFORMATION ON NATURAL GAS AND OIL PRODUCING ACTIVITIES

The natural gas and oil producing activities of the Company are conducted within the contiguous United States (principally in Oklahoma, Texas, Louisiana, Arkansas and North Dakota) and represent substantially all of the business activities of the Company.

The following table shows sales to major purchasers, by percentage, through various operators/purchasers during 2022, 2021 and 2020.

	2022	2021	2020
Company A	10%	14%	23%
Company B	5%	7%	6%

The loss of any of these major purchasers of natural gas, oil and NGL production could have a material adverse effect on the ability of the Company to produce and sell its natural gas, oil and NGL production.

15. SUBSEQUENT EVENTS

Third Amendment to Credit Agreement

On December 7, 2022, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. Pursuant to the terms of the Third Amendment, among other changes, (a) the borrowing base under the Credit Facility was reaffirmed at $50 million, which constitutes the periodic redetermination of the borrowing base for December 1, 2022 and is not deemed an unscheduled redetermination, (b) the required title percentage owed by the Company was decreased from 80% to 50% and (c) the required mortgage percentage owed by the Company was decreased from 80% to 75%.

The above description of the material terms and conditions of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, which is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

Acquisitions

Subsequent to September 30, 2022, the Company has closed on additional acquisitions of 930 net royalty acres located in the SCOOP and Haynesville plays for approximately $10.3 million funded through cash on hand and additional borrowings of $5 million.

Change in Fiscal Year and Amendment of Bylaws

On December 9, 2022, the Company’s Board approved a change in fiscal year from the twelve months beginning October 1st and ending September 30th to the twelve months beginning January 1st and ending December 31st. The Company plans to file a transition report on Form 10-QT for the transition period from October 1, 2022 to December 31, 2022. The Company’s fiscal year 2023 will begin January 1, 2023 and end December 31, 2023.

In order to reflect the change in fiscal year, the Company’s Board has adopted an amendment to the Company’s Bylaws, effective December 9, 2022. Section 7.08 of the Company’s Bylaws has been amended to provide that the fiscal year of the Company shall consist of twelve (12) calendar months terminating on December 31st of each calendar year, rather than terminating on September 30th of each calendar year. Further, Section 7.08 of the Company’s Bylaws has been amended to provide that the Board may further change the fiscal year of the Company, without amending the Bylaws, by resolution adopted by a majority of the whole Board at any special or regular meeting of the Board.

A copy of the Amended and Restated Bylaws of the Company is filed as Exhibit 3.2 to this Annual Report on Form 10-K.

Termination of a Material Definitive Contract

On December 12, 2022, the Company voluntarily terminated its At-The-Market Equity Offering Sales Agreement, dated August 25, 2021, as amended by Amendment No. 1 dated May 10, 2022 (the “ATM Agreement”), that was entered into with Stifel. Pursuant to the ATM Agreement, the Company was authorized to offer and sell, from time to time, through or to Stifel, up to 3,000,000 shares of Common Stock. During the term of the ATM Agreement, 1,531,013 shares of Common Stock were sold pursuant to the ATM Agreement for proceeds of approximately $5.9 million, net of commissions paid. The ATM Agreement was terminable at will by the Company at any time without penalty.

16. SUPPLEMENTARY INFORMATION ON NATURAL GAS, OIL AND NGL RESERVES (UNAUDITED)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of natural gas and oil properties and related accumulated depreciation, depletion and amortization as of September 30 is as follows:

	2022	2021
Producing properties	$248,978,928	$319,984,874
Non-producing minerals	50,032,539	38,328,699
Non-producing leasehold	1,746,797	2,137,399
	300,758,264	360,450,972
Accumulated depreciation, depletion and amortization	(168,349,542)	(257,250,452)
Net capitalized costs	$132,408,722	$103,200,520

Costs Incurred

For the years ended September 30, the Company incurred the following costs in natural gas and oil producing activities:

	2022	2021	2020
Property acquisition costs	$46,224,928	$30,963,579	$10,453,119
Development costs	156,752	518,058	273,825
	$46,381,680	$31,481,637	$10,726,944

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

The independent consulting petroleum engineering firm of Cawley, Gillespie and Associates, Inc. (CG&A) of Fort Worth, Texas, prepared the Company’s natural gas, oil and NGL reserves estimates as of September 30, 2022, and the independent consulting petroleum engineering firm of DeGolyer and MacNaughton of Dallas, Texas, prepared the Company’s natural gas, oil and NGL reserves estimates as of September 30, 2021 and 2020.

The Company’s net proved natural gas, oil and NGL reserves, which are located in the contiguous United States, as of September 30, 2022, 2021 and 2020, have been estimated by the Company’s Independent Consulting Petroleum Engineering Firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

All of the reserve estimates are reviewed and approved by the Company’s Vice President of Engineering. The Vice President of Engineering, and internal staff work closely with the Independent Consulting Petroleum Engineers to ensure the integrity, accuracy and timeliness of data furnished to them for their reserves estimation process. The Company provides historical information (such as ownership interest, gas and oil production, well test data, commodity prices, operating costs, handling fees and development costs) for all properties to the Independent Consulting Petroleum Engineers. Throughout the year, the Vice President of Engineering and internal staff meet regularly with representatives of the Independent Consulting Petroleum Engineers to review properties and discuss methods and assumptions.

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

Net quantities of proved, developed and undeveloped natural gas, oil and NGL reserves are summarized as follows:

	Proved Reserves
	Natural Gas	Oil	NGL	Total
	(Mcf)	(Barrels)	(Barrels)	Bcfe
September 30, 2019	80,273,906	2,380,090	1,973,280	106.4

Revisions of previous estimates	(34,666,426)	(1,094,923)	(774,214)	(45.9)
Acquisitions	972,819	156,133	84,134	2.4
Divestitures	(60,966)	(98,412)	(13,201)	(0.7)
Extensions, discoveries and other additions	1,816,144	260,555	118,480	4.1
Production	(5,962,704)	(269,786)	(168,622)	(8.6)
September 30, 2020	42,372,773	1,333,657	1,219,857	57.7

Revisions of previous estimates	21,930,522	287,961	389,825	26.0
Acquisitions	7,814,545	91,198	41,085	8.6
Divestitures	(820,122)	(11,622)	(4,174)	(0.9)
Extensions, discoveries and other additions	354,670	28,125	26,748	0.7
Production	(6,699,720)	(224,479)	(171,488)	(9.1)
September 30, 2021	64,952,668	1,504,840	1,501,853	83.0

Revisions of previous estimates	2,405,959	(13,498)	409,597	4.8
Acquisitions	15,302,364	29,987	18,260	15.6
Divestitures	(16,624,066)	(72,244)	(83,931)	(17.6)
Extensions, discoveries and other additions	3,627,989	132,227	82,024	4.9
Production	(7,427,708)	(198,535)	(165,120)	(9.6)
September 30, 2022	62,237,206	1,382,777	1,762,683	81.1

The prices used to calculate reserves and future cash flows from reserves for natural gas, oil and NGL, respectively, were as follows: September 30, 2022 - $6.41, $90.33, $38.09; September 30, 2021 - $2.79/Mcf, $56.51/Bbl, $20.58/Bbl; September 30, 2020 - $1.62/Mcf, $40.18/Bbl, $9.95/Bbl.

The changes in reserves at September 30,2022, as compared to September 30, 2021, are attributable to:

Revisions of previous estimates from 2021 to 2022 that were primarily the result of

•
Positive pricing revisions of 8.1 Bcfe of proved developed revisions due to natural gas and oil wells extending their economic limits later than was projected in 2021 due to higher commodity prices.
•
Negative performance revisions of 3.3 Bcfe (comprised of all proved developed), principally due to steep declines following workovers on high working interest Woodford Shale wells in the Arkoma Stack play in Oklahoma and steeper declines on Bossier Shale wells drilled in the last two years as compared to Haynesville Shale wells in the Haynesville play of Texas.

Acquisitions and divestitures were the result of

•
The sale of 17.6 Bcfe proved developed, consisting predominately of working interest properties in the Fayetteville Shale play in Arkansas, and the Arkoma Stack play and Western Anadarko Basin in Oklahoma.
•
The acquisition of 15.6 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma, of which 7.0 Bcfe were proved developed and 8.6 Bcfe were proved undeveloped.

Extensions, discoveries and other additions from 2021 to 2022 that are principally attributable to

•
Reserve extensions, discoveries and other additions of 4.9 Bcfe (comprised of 1.7 Bcfe proved developed and 3.2 Bcfe proved undeveloped reserves) principally resulting from:
a)
The Company’s royalty interest ownership in the ongoing development of unconventional natural gas, utilizing horizontal drilling, in the Haynesville Shale play of East Texas and Western Louisiana.
b)
The Company’s royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Mississippi and Woodford Shale intervals in the SCOOP and STACK plays in the Ardmore and Anadarko basins of Oklahoma.

And production of 9.6 Bcfe from the Company’s natural gas and oil properties.

	Proved Developed Reserves			Proved Undeveloped Reserves
	Natural Gas	Oil	NGL	Natural Gas	Oil	NGL
	(Mcf)	(Barrels)	(Barrels)	(Mcf)	(Barrels)	(Barrels)
September 30, 2020	40,924,083	1,148,989	1,135,864	1,448,690	184,668	83,993
September 30, 2021	60,287,881	1,439,860	1,467,092	4,664,787	64,980	34,761
September 30, 2022	50,304,185	1,275,853	1,698,046	11,933,021	106,924	64,637

The following details the changes in proved undeveloped reserves for 2022 (Mcfe):

Beginning proved undeveloped reserves	5,263,233
Proved undeveloped reserves transferred to proved developed	(4,132,227)
Revisions	63,036
Extensions and discoveries	3,164,434
Sales	-
Purchases	8,603,911
Ending proved undeveloped reserves	12,962,387

During fiscal year 2022, total net PUD reserves increased by 7.7 Bcfe. In fiscal year 2022, a total of 4.1 Bcfe (79% of the beginning balance) was transferred to proved developed. The remaining balance of approximately 11.8 Bcfe (225% of the beginning balance) of positive revisions to PUD reserves consist of acquisitions of 8.6 Bcfe in the Haynesville Shale in Texas and Louisiana and Meramec and Woodford SCOOP play in Oklahoma and additions and extensions of 3.2 Bcfe within the active drilling program areas of (i) the Haynesville Shale in Texas and Louisiana, (ii) the SCOOP Meramec and Woodford in Oklahoma, (iii) the STACK Meramec and Woodford in Oklahoma and (iii) the Bakken in North Dakota.

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

	2022	2021	2020
Future cash inflows	$591,082,414	$297,138,886	$134,179,216
Future production costs	(131,377,260)	(115,681,617)	(66,136,222)
Future development and asset retirement costs	(2,543,510)	(1,873,126)	(1,957,225)
Future income tax expense	(107,209,614)	(40,697,140)	(13,224,535)
Future net cash flows	349,952,030	138,887,003	52,861,234

10% annual discount	(167,382,649)	(64,096,661)	(21,727,081)
Standardized measure of discounted future net cash flows	$182,569,381	$74,790,342	$31,134,153

Changes in the standardized measure of discounted future net cash flows are as follows:

	2022	2021	2020
Beginning of year	$74,790,342	$31,134,153	$85,561,529
Changes resulting from:
Sales of natural gas, oil and NGL, net of production costs	(56,691,954)	(25,812,485)	(12,692,681)
Net change in sales prices and production costs	172,990,983	43,951,090	(46,499,344)
Net change in future development and asset retirement costs	(360,323)	49,542	(20,571)
Extensions and discoveries	14,493,340	803,714	2,841,807
Revisions of quantity estimates	14,569,169	33,482,964	(28,332,653)
Acquisitions (divestitures) of reserves-in-place	(5,808,769)	9,041,028	1,169,819
Accretion of discount	9,652,434	3,893,028	11,039,792
Net change in income taxes	(33,623,250)	(13,937,867)	17,037,980
Change in timing and other, net	(7,442,591)	(7,814,825)	1,028,475
Net change	107,779,039	43,656,189	(54,427,376)
End of year	$182,569,381	$74,790,342	$31,134,153

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls over financial reporting were effective as of September 30, 2022.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of September 30, 2022, presented preceding the Company’s financial statements included in this Form 10-K. Additionally, the financial statements included in this Annual Report on Form 10-K, have also been audited by the Company’s independent registered public accounting firm, whose report is presented preceding their report on the Company’s internal control over financial reporting.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter ended September 30, 2022, or subsequent to the date the assessment was completed through the filing of this Form 10-K.

ITEM 9B OTHER INFORMATION

Third Amendment to Credit Agreement

On December 7, 2022, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. Pursuant to the terms of the Third Amendment, among other changes, (a) the borrowing base under the Credit Facility was reaffirmed at $50 million, which constitutes the periodic redetermination of the borrowing base for December 1, 2022 and is not deemed an unscheduled redetermination, (b) the required title percentage owed by the Company was decreased from 80% to 50% and (c) the required mortgage percentage owed by the Company was decreased from 80% to 75%.

The above description of the material terms and conditions of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, which is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

Change in Fiscal Year and Amendment of Bylaws

On December 9, 2022, the Company’s Board approved a change in fiscal year from the twelve months beginning October 1st and ending September 30th to the twelve months beginning January 1st and ending December 31st. The Company plans to file a transition report on Form 10-QT for the transition period from October 1, 2022 to December 31, 2022. The Company’s fiscal year 2023 will begin January 1, 2023 and end December 31, 2023.

In order to reflect the change in fiscal year, the Company’s Board has adopted an amendment to the Company’s Bylaws, effective December 9, 2022. Section 7.08 of the Company’s Bylaws has been amended to provide that the fiscal year of the Company shall consist of twelve (12) calendar months terminating on December 31st of each calendar year, rather than terminating on September 30th of each calendar year. Further, Section 7.08 of the Company’s Bylaws has been amended to provide that the Board may further change the fiscal year of the Company, without amending the Bylaws, by resolution adopted by a majority of the whole Board at any special or regular meeting of the Board.

A copy of the Amended and Restated Bylaws of the Company is filed as Exhibit 3.2 to this Annual Report on Form 10-K.

Termination of a Material Definitive Contract

On December 12, 2022, the Company voluntarily terminated its At-The-Market Equity Offering Sales Agreement, dated August 25, 2021, as amended by Amendment No. 1 dated May 10, 2022 (the “ATM Agreement”), that was entered into with Stifel. Pursuant to the ATM Agreement, the Company was authorized to offer and sell, from time to time, through or to Stifel, up to 3,000,000 shares of Common Stock. During the term of the ATM Agreement, 1,531,013 shares of Common Stock were sold pursuant to the ATM Agreement for proceeds of approximately $5.9 million, net of commissions paid. The ATM Agreement was terminable at will by the Company at any time without penalty.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information called for by Part III of Form 10-K (Item 10 – Directors and Executive Officers and Corporate Governance, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions, and Director Independence and Item 14 – Principal Accountant Fees and Services), is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES

The Company has omitted all schedules because the conditions requiring their filing do not exist or because the required information appears in the Company’s Financial Statements, including the notes to those statements.

EXHIBITS

(1.1)

At-The-Market Equity Offering Sales Agreement by and between PHX Minerals Inc. and Stifel, Nicolaus & Company, Incorporated, dated August 25, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the SEC on August 25, 2021)

(1.2)

Amendment No. 1 to At-The-Market Equity Offering Sales Agreement, dated May 10, 2022, by and between PHX Minerals Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the SEC May 10, 2022).

(2.1)

Agreement and Plan of Merger, dated as of March 31, 2022, by and between PHX Minerals Inc., an Oklahoma corporation, and PHX Minerals (DE) Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K12B filed with the SEC on April 5, 2022).

(3.1)	Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K12B filed with the SEC on April 5, 2022).
(3.2)	Amended and Restated Bylaws of PHX Minerals Inc.
(4.1)	Description of Capital Stock of PHX Minerals Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K12B filed April 5, 2022).
*(10.1)	Amended Indemnification Agreement indemnifying directors and officers (incorporated by reference to Exhibit 10 to Form 8-K filed with the SEC on June 19, 2007)
*(10.2)	Form of Amended and Restated Change-in-Control Executive Severance Agreement (incorporated by reference to Exhibit 10.17 to Form 10-K filed with the SEC on December 10, 2020)
*(10.3)	PHX Minerals Inc. Amended 2010 Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Form 10-K filed with the SEC on December 10, 2020)
*(10.4)	PHX Minerals Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 8, 2021)
(10.5)

Credit Agreement dated as of September 1, 2021, among PHX Minerals Inc., each lender from time to time party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 3, 2021)

(10.6)

First Amendment to Credit Agreement dated as of December 6, 2021, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on December 9, 2021).

(10.7)

Second Amendment to Credit Agreement dated as of May 18, 2022, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2022).

(10.8)	Third Amendment to Credit Agreement dated as of December 7, 2022, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer.
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

(23.1)	Consent of Ernst & Young, LLP
(23.2)	Consent of Cawley, Gillespie and Associates, Inc., Independent Petroleum Engineering Consultants
(23.3)	Consent of DeGolyer and MacNaughton, Independent Petroleum Engineering Consultants
(24.1)	Power of Attorney (see signature page)
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.1)	Report of Cawley, Gillespie and Associates, Inc., Independent Petroleum Engineering Consultants
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Labels Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement
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

Date: December 13, 2022

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

Signature	Title	Date

/s/ Chad L. Stephens Chad L. Stephens	President and Chief Executive Officer (principal executive officer)	December 13, 2022

/s/Ralph D’Amico Ralph D’Amico	Vice President and Chief Financial Officer (principal financial officer)	December 13, 2022

/s/Chad D. True Chad D. True	Vice President of Accounting (principal accounting officer)	December 13, 2022

/s/ Mark T. Behrman Mark T. Behrman	Non-Executive Chairman of the Board	December 13, 2022

/s/ Glen A. Brown Glen A. Brown	Director	December 13, 2022

/s/ Lee M. Canaan Lee M. Canaan	Director	December 13, 2022

/s/ Peter B. Delaney Peter B. Delaney	Director	December 13, 2022

/s/ Steven L. Packebush Steven L. Packebush	Director	December 13, 2022

/s/ John H. Pinkerton John H. Pinkerton	Director	December 13, 2022