Form 10-QT
period 2022-12-31
PHX MINERALS INC.
filed 2023-02-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

☑ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from October 1, 2022 to December 31, 2022

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

Former Fiscal Year: September 30

(Former name, former address and former fiscal year, if changed since last report)

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

Outstanding shares of Common Stock at February 1, 2023: 36,504,980 shares.

Special Note Regarding Forward-Looking Statements

This Transition Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.

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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for, and development, production and sale of, natural gas, oil, and NGLs. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“Annual Report”), and any quarterly reports on Form 10-Q filed subsequently thereto, including any risks described in Item 1A of this Form 10-Q. Investors should also read the other information in this Form 10-Q and the Annual Report where risk factors are presented and further discussed.

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

G&A	General and administrative costs.
GAAP	United States generally accepted accounting principles.
Independent Consulting Petroleum Engineer(s)	Cawley, Gillespie & Associates
LOE	Lease operating expense.
MCF	Thousand cubic feet.
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

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	December 31, 2022	September 30, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,115,652	$3,396,809
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	9,783,996	13,152,274
Held for sale assets	6,420,051	-
Other	1,543,956	1,372,847
Total current assets	19,863,655	17,921,930

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	181,431,139	248,978,928
Non-producing natural gas and oil properties	57,781,644	51,779,336
Other	1,122,436	1,085,056
	240,335,219	301,843,320
Less accumulated depreciation, depletion and amortization	(107,085,212)	(168,759,385)
Net properties and equipment	133,250,007	133,083,935

Derivative contracts, net	141,345	-
Operating lease right-of-use assets	706,871	739,131
Other, net	695,399	757,116

Total assets	$154,657,277	$152,502,112

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$504,466	$647,217
Derivative contracts, net	1,534,034	7,873,979
Income taxes payable	576,427	495,858
Current portion of operating lease liability	217,656	213,355
Held for sale liabilities	889,155	-
Accrued liabilities and other	3,121,522	2,032,275
Total current liabilities	6,843,260	11,262,684

Long-term debt	33,300,000	28,300,000
Deferred income taxes, net	2,453,906	1,585,906
Asset retirement obligations	1,027,777	1,901,904
Derivative contracts, net	-	687,212
Operating lease liability, net of current portion	929,208	985,887

Total liabilities	44,554,151	44,723,593

Stockholders' equity:
Common Stock, $0.01666 par value; 54,000,500 shares authorized and 35,938,206 issued at December 31, 2022; 54,000,500 shares authorized and 35,776,752 issued at September 30, 2022	598,731	596,041
Capital in excess of par value	43,344,916	44,177,051
Deferred directors' compensation	1,541,070	1,496,243
Retained earnings	68,925,774	67,117,791
	114,410,491	113,387,126
Less treasury stock, at cost; 300,272 shares at December 31, 2022, and 377,232 shares at September 30, 2022	(4,307,365)	(5,608,607)
Total stockholders' equity	110,103,126	107,778,519
Total liabilities and stockholders' equity	$154,657,277	$152,502,112

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2022	2021
Revenues:	(unaudited)
Natural gas, oil and NGL sales	$14,888,674	$13,687,164
Lease bonuses and rental income	34,482	78,915
Gains (losses) on derivative contracts	3,347,002	2,836,168
	$18,270,158	$16,602,247
Costs and expenses:
Lease operating expenses	1,015,981	1,256,011
Transportation, gathering and marketing	1,455,260	1,213,604
Production taxes	617,948	678,947
Depreciation, depletion and amortization	1,802,114	1,583,760
Provision for impairment	6,100,696	5,585
Interest expense	637,698	176,719
General and administrative	3,137,401	2,095,557
Losses (gains) on asset sales and other	(824,073)	2,147,815
Total costs and expenses	13,943,025	9,157,998
Income (loss) before provision (benefit) for income taxes	4,327,133	7,444,249

Provision (benefit) for income taxes	981,000	762,000

Net income (loss)	$3,346,133	$6,682,249

Basic and diluted earnings (loss) per common share (Note 4)	$0.09	$0.20

Weighted average shares outstanding:
Basic	35,679,740	33,127,722
Diluted	36,489,353	33,127,722

Dividends per share of common stock paid in period	$0.02	$0.01

Dividends declared per share of
common stock and to be paid in quarters ended March 31, 2023 and 2022	$0.0225	$0.015

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2022

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2022	35,776,752	$596,041	$44,177,051	$1,496,243	$67,117,791	(377,232)	$(5,608,607)	$107,778,519

Net income (loss)	-	-	-	-	3,346,133	-	-	3,346,133
Purchase of treasury stock	-	-	-	-	-	(14,442)	(52,460)	(52,460)
Restricted stock award expense	-	-	524,257	-	-	-	-	524,257
Dividends ($0.0425 per share)	-	-	-	-	(1,538,150)			(1,538,150)
Distribution of restricted stock to officers and directors	161,454	2,690	(1,356,392)	-	-	91,402	1,353,702	-
Increase in deferred directors' compensation charged to expense	-	-	-	44,827	-	-	-	44,827
Balances at December 31, 2022	35,938,206	$598,731	$43,344,916	$1,541,070	$68,925,774	(300,272)	$(4,307,365)	$110,103,126
(unaudited)

Three Months Ended December 31, 2021

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at September 30, 2021	32,770,433	$545,956	$33,213,645	$1,768,151	$48,966,420	(388,545)	$(5,785,433)	$78,708,739

Net income (loss)	-	-	-	-	6,682,249			6,682,249
Equity issued to acquire assets	1,519,481	25,315	3,460,988	-	-	-	-	3,486,303
At-the-market offering fees	-	-	(10,730)	-	-	-	-	(10,730)
Purchase of treasury stock	-	-	-	-	-	(700)	(1,855)	(1,855)
Restricted stock award expense	-	-	255,844	-	-	-	-	255,844
Dividends ($0.025 per share)	-	-	-	-	(849,689)	-	-	(849,689)
Distribution of restricted stock to officers and directors	115,373	1,921	(178,481)	-	-	12,013	178,681	2,121
Increase in deferred directors' compensation charged to expense	-	-	-	67,570	-	-	-	67,570
Balances at December 31, 2021	34,405,287	$573,192	$36,741,266	$1,835,721	$54,798,980	(377,232)	$(5,608,607)	$88,340,552
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(3)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2022	2021
Operating Activities	(unaudited)
Net income (loss)	$3,346,133	$6,682,249

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,802,114	1,583,760
Impairment of producing properties	6,100,696	5,585
Provision for deferred income taxes	868,000	366,000
Gain from leasing fee mineral acreage	(34,371)	(78,922)
Proceeds from leasing fee mineral acreage	67,651	95,039
Net (gain) loss on sales of assets	(934,207)	2,163,359
Directors' deferred compensation expense	44,827	67,570
Total (gain) loss on derivative contracts	(3,347,002)	(2,836,168)
Cash receipts (payments) on settled derivative contracts	(810,839)	-
Restricted stock award expense	524,257	255,844
Other	30,157	37,138
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	3,368,278	(1,591,085)
Other current assets	(309,051)	(325,780)
Accounts payable	(129,304)	(95,649)
Income taxes receivable	-	2,413,942
Other non-current assets	63,723	10,253
Income taxes payable	80,569	165,889
Accrued liabilities	(589,817)	(281,034)
Total adjustments	6,795,681	1,955,741
Net cash provided by operating activities	10,141,814	8,637,990

Investing Activities
Capital expenditures	(87,104)	(192,677)
Acquisition of minerals and overriding royalty interests	(14,499,014)	(11,643,827)
Net proceeds from sales of assets	1,137,730	4,586,492
Deposits received on held for sale assets	815,000	-
Net cash provided (used) by investing activities	(12,633,388)	(7,250,012)

Financing Activities
Borrowings under Credit Facility	10,000,000	4,000,000
Payments of loan principal	(5,000,000)	(1,500,000)
Net proceeds from equity issuance	-	(32,507)
Cash receipts from (payments on) off-market derivative contracts	(3,010,661)	(4,402,422)
Purchases of treasury stock	(52,460)	-
Payments of dividends	(726,462)	(332,210)
Net cash provided (used) by financing activities	1,210,417	(2,267,139)

Increase (decrease) in cash and cash equivalents	(1,281,157)	(879,161)
Cash and cash equivalents at beginning of period	3,396,809	2,438,511
Cash and cash equivalents at end of period	$2,115,652	$1,559,350

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$811,688	$517,479

Gross additions to properties and equipment	$14,710,613	$15,183,829
Equity offering used for acquisitions	-	(3,510,001)
Net (increase) decrease in accounts payable for properties and equipment additions	(124,495)	162,676
Capital expenditures and acquisitions	$14,586,118	$11,836,504

(The accompanying notes are an integral part of these condensed financial statements.)

(4)

PHX MINERALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Basis of Presentation and Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of PHX Minerals Inc. have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC. Management believes that all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the periods have been included. All such adjustments are of a normal recurring nature. The results are not necessarily indicative of those to be expected for a full fiscal year.

As previously disclosed, in December 2022, the Board approved a change in the Company’s fiscal year end from September 30 to December 31 to be in-line with our peer group. As a result of the change in fiscal year end, this document reflects the Company’s Transition Report on Form 10-Q for the period from October 1, 2022 through December 31, 2022. The Company’s next fiscal year will run from January 1, 2023 through December 31, 2023, and therefore references in this Form 10-Q to 2023 refer to the annual period from January 1, 2023 through December 31, 2023.

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “PHX” or the “Company” refer to PHX Minerals Inc.

Accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 2: Revenues

Lease bonus revenue

The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company’s contract with a third party and generally conveys the rights to any natural gas, oil or NGL discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932 (Extractive Activities—Oil and Gas), and upon leasing, it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral interests being treated as a gain. The excess of lease bonus above the mineral interests basis is shown in the lease bonuses and rental income line item on the Company’s Statements of Operations.

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022
	Royalty Interest	Working Interest	Total
Natural gas revenue	$7,209,757	$2,243,736	$9,453,493
Oil revenue	2,760,844	1,563,619	4,324,463
NGL revenue	601,103	509,615	1,110,718
Natural gas, oil and NGL sales	$10,571,704	$4,316,970	$14,888,674

	Three Months Ended December 31, 2021
	Royalty Interest	Working Interest	Total
Natural gas revenue	$5,200,868	$3,489,167	$8,690,035
Oil revenue	1,894,027	1,682,077	3,576,104
NGL revenue	625,623	795,402	1,421,025
Natural gas, oil and NGL sales	$7,720,518	$5,966,646	$13,687,164

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the quarters ended December 31, 2022 and 2021, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to it. Through cash received on new wells, in the quarters ended December 31, 2022 and 2021, the Company identified several producing properties on its minerals that had production dates prior to the quarters ended December 31, 2022 and 2021. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the natural gas, oil and NGL sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables.

In connection with obtaining more relevant information on new wells on Company acreage during the quarters ended December 31, 2022 and December 31, 2021, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $224,874, of which $33,540 related to the production periods before October 1, 2021 and $191,334 related to fiscal 2022, and the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $342,361 of which $83,569 related to the production periods before October 1, 2020, and $258,792 related to fiscal 2021, respectively.

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

As of December 31, 2022, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance is required and for the quarter ended December 31, 2022, the net impact of the change in the Company’s valuation allowance against its deferred tax assets from September 30, 2022 is a decrease of $1,000 recorded in the income tax provision. The Company’s effective tax rate for the quarter ended December 31, 2022 was a 23% provision as compared to a 10% provision for the quarter ended December 31, 2021. During the quarter ended December 31, 2022, the Company made income tax payments of $38,000. During the quarter ended December 31, 2021, the Company received $2.2 million associated with the carryback of the Company’s 2020 federal net operating loss.

NOTE 4: Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares, during the period. Diluted earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares and any other potentially dilutive shares of Common Stock, during the period. Participating securities had no effect on basic and diluted EPS at December 31, 2022.

For the quarter ended December 31, 2021, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 73,208 for the quarter ended December 31, 2021.

(7)

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended December 31,
	2022	2021
Basic EPS
Numerator:
Basic net income (loss)	$3,346,133	$6,682,249
Denominator:
Common Shares	35,438,388	32,895,631
Unissued, directors' deferred compensation shares	241,352	232,091
Basic weighted average shares outstanding	35,679,740	33,127,722
Basic EPS	$0.09	$0.20

Diluted EPS
Numerator:
Basic net income (loss)	$3,346,133	$6,682,249
Diluted net income (loss)	3,346,133	6,682,249
Denominator:
Basic weighted average shares outstanding	35,679,740	33,127,722
Effects of dilutive securities:
Unvested restricted stock	809,613	-
Diluted weighted average shares outstanding	36,489,353	33,127,722
Diluted EPS	$0.09	$0.20

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility has a borrowing base of $50,000,000 as of December 31, 2022, and a maturity date of September 1, 2025. The Credit Facility is secured by the Company’s personal property and at least 75% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At December 31, 2022, the effective interest rate was 7.82%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of December 31, 2022 was $295,927. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX (as defined in the Credit Facility) of no more than 3.5 to 1.0 based on the trailing twelve months. At December 31, 2022, the Company was in compliance with the covenants of the Credit Facility, had $33,300,000 in outstanding borrowings and had $16,700,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

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

NOTE 7: Restricted Stock Plan

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The following table summarizes the Company’s pre-tax compensation expense for the three months ended December 31, 2022 and 2021 related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended
	December 31,
	2022	2021
Market-based, restricted stock	$311,548	$77,482
Time-based, restricted stock	206,333	178,362
Performance-based, restricted stock	6,376	-
Total compensation expense	$524,257	$255,844

A summary of the Company’s unrecognized compensation cost for its unvested market-based and time-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of December 31, 2022
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$996,582	0.86
Time-based, restricted stock	227,101	1.05
Total	$1,223,683

(9)

NOTE 8: Properties and Equipment

Acquisitions

The Company made the following property acquisitions during the three-month periods ended December 31, 2022 and 2021.

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares (3)	Total Purchase Price (1)	Area of Interest
December 31, 2022
	68	$0.9 million	-	$0.9 million	Haynesville / LA
	187	$2.6 million	-	$2.6 million	Haynesville / LA
	71	$0.9 million	-	$0.9 million	SCOOP / OK
	144	$1.7 million	-	$1.7 million	Haynesville / LA
	18	$0.2 million	-	$0.2 million	Haynesville / LA
	46	$0.5 million	-	$0.5 million	Haynesville / LA
	50	$0.6 million	-	$0.6 million	SCOOP / OK
	98	$1.1 million	-	$1.1 million	SCOOP / OK
	114	$1.2 million	-	$1.2 million	Haynesville / LA
	155	$1.6 million	-	$1.6 million	Haynesville / LA
	11	$0.2 million	-	$0.2 million	Haynesville / TX
	295	$3.1 million	-	$3.1 million	Haynesville / LA
December 31, 2021
	426	$5.8 million	-	$5.8 million	Haynesville / LA
	847	$0.6 million	1,519,481	$4.1 million	Haynesville / LA
	172	$1.4 million	-	$1.4 million	SCOOP / OK
	103	$0.6 million	-	$0.6 million	Haynesville / TX
	116	$1.7 million	-	$1.7 million	Haynesville / LA
	220	$1.2 million	-	$1.2 million	SCOOP / OK

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.

(4) Presented in chronological order with most recent at top.

All purchases made in 2022 and 2021 were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the three-month periods ended December 31, 2022 and 2021.

Quarter Ended(3)	Net mineral acres(1)/ Wellbores(2)	Sale Price	Gain/(Loss)	Location
December 31, 2022
	68 acres	$0.3 million	$0.3 million	TX
	4,653 acres	$0.7 million	$0.5 million	OK / TX
December 31, 2021
	98 wellbores	$2.0 million	($3.5) million	OK
	95 wellbores	$0.5 million	$0.2 million	OK / TX
	499 wellbores	$2.1 million	$1.1 million	AR

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

Assets and liabilities held for sale

In the quarter ended December 31, 2022, the Company entered into two agreements to sell working interest in the Arkoma Basin and the Eagle Ford Play. The Company recorded an impairment of $6.1 million to reduce the net book value of the working interest in the Arkoma Basin to fair value less cost to sell. As of December 31, 2022, the Arkoma Basin and Eagle Ford Play working interests had a net carrying value of approximately $5.5 million and were considered held for sale, resulting in the reclassification of $6.4 million of properties, plants and equipment (PP&E) to “Held for sale assets” and $0.9 million of asset retirement obligations, to “Held for sale liabilities” on the balance sheet. The Company received $0.8 million in deposits related to the held for sale assets recorded in “Accrued liabilities and other” on the balance sheet, which is included in the Investing Activities section of the Condensed Statements of Cash Flows.

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the quarters ended December 31, 2022 and 2021, management’s assessment resulted in no impairment provisions on producing properties, other than those held for sale discussed above. The Company wrote off $5,585 on wells assigned to the operator with zero consideration received during the quarter ended December 31, 2021.

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

(11)

Derivative contracts in place as of December 31, 2022

Calendar Period	Contract total volume	Index	Contract average price
Natural gas costless collars
2023	1,170,000 Mmbtu	NYMEX Henry Hub	$4.01 floor / $7.82 ceiling
2024	665,000 Mmbtu	NYMEX Henry Hub	$4.09 floor / $6.58 ceiling
Natural gas fixed price swaps
2023	1,780,000 Mmbtu	NYMEX Henry Hub	$3.37
Oil costless collars
2023	15,000 Bbls	NYMEX WTI	$75.00 floor / $96.00 ceiling
2024	10,400 Bbls	NYMEX WTI	$63.00 floor / $76.00 ceiling
Oil fixed price swaps
2023	57,000 Bbls	NYMEX WTI	$74.02

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $1,392,689 as of December 31, 2022, and $8,561,191 as of September 30, 2022. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

	Three Months Ended
	December 31,
	2022	2021
Cash received (paid) on derivative contracts:
Natural gas costless collars	$(455,040)	$-
Natural gas fixed price swaps(1)	(1,896,872)	(1,352,192)
Oil costless collars	-	-
Oil fixed price swaps(1)	(566,127)	(362,139)
Cash received (paid) on derivative contracts, net	$(2,918,039)	$(1,714,331)
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$1,779,405	$79,971
Natural gas fixed price swaps	4,557,865	4,477,934
Oil costless collars	(120,032)	-
Oil fixed price swaps	47,803	(7,406)
Non-cash gain (loss) on derivative contracts, net	$6,265,041	$4,550,499
Gains (losses) on derivative contracts, net	$3,347,002	$2,836,168

(1) For the three months ended December 31, 2022 and 2021, excludes $903,461 and $2,688,091, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations. Total cash paid related to off-market derivatives was $3,010,661 and $4,402,422, respectively, for the three months ended December 31, 2022 and 2021 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

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

(12)

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at December 31, 2022 and September 30, 2022. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at December 31, 2022 and September 30, 2022.

	December 31, 2022				September 30, 2022
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$908,001	$2,442,035	$627,664	$486,319	$924,258	$8,798,237	$124,983	$812,195
Offsetting adjustments	(908,001)	(908,001)	(486,319)	(486,319)	(924,258)	(924,258)	(124,983)	(124,983)
Net presentation on condensed balance sheets	$-	$1,534,034	$141,345	$-	$-	$7,873,979	$-	$687,212

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

	Fair Value Measurement at December 31, 2022
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(2,113,263)	$-	$(2,113,263)
Derivative Contracts - Collars	$-	$720,574	$-	$720,574

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

At December 31, 2022 and September 30, 2022, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

(13)

The held for sale Arkoma Basin working interest was written down to fair value less cost to sell, $5.1 million. The contract price represents its fair value, which is a level 3 input.

NOTE 11: Commitments and Contingencies

Litigation

The Company may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, the Company maintains insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that it believes are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against the Company.

NOTE 12: Subsequent Events

Divestitures

Subsequent to December 31, 2022, the Company closed on the previously announced divestitures of 257 gross non-operated working interest wellbores for approximately $10.7 million.

Debt Payment

Subsequent to December 31, 2022, the Company paid down an additional $10.3 million under the Credit Facility, bringing the total outstanding debt balance to $23.0 million as of February 3, 2023.

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

As previously disclosed, in December 2022, our Board approved a change in our fiscal year end from September 30 to December 31 to be in-line with our peer group. As a result of the change in year end, this document reflects the Company’s Transition Report on Form 10-Q for the period from October 1, 2022 through December 31, 2022. Our next fiscal year will run from January 1, 2023 through December 31, 2023, and therefore references in this Form 10-Q to 2023 refer to the annual period from January 1, 2023 through December 31, 2023.

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

QUARTER ENDED DECEMBER 31, 2022 COMPARED TO QUARTER ENDED DECEMBER 31, 2021

Overview:

We recorded net income of $3,346,133, or $0.09 per share, for the quarter ended December 31, 2022 compared to net income of $6,682,249, or $0.20 per share, for the quarter ended December 31, 2021. The change in net income was principally the result of increased impairment expense associated with the pending sale of non-operated working interest wellbores in the Arkoma play and G&A, partially offset by increased natural gas, oil and NGL sales, increased gains on asset sales and increased gains associated with our hedge contracts. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Natural gas, oil and NGL sales	$14,888,674	$13,687,164	9%

For the quarter ended December 31, 2022, the increase in natural gas, oil and NGL sales was primarily due to increases in natural gas and oil prices of 3% and 11% , respectively, and an increase in natural gas and oil volumes of 6% and 9%, respectively, partially offset by a decrease in NGL prices and volumes of 10% and 13%, respectively. The following table outlines our production and average sales prices for natural gas, oil and NGL for the quarters ended December 31, 2022 and December 31, 2021:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
12/31/2022	1,669,320	$5.66	52,406	$82.52	38,611	$28.77	2,215,419	$6.72
12/31/2021	1,574,265	$5.52	48,074	$74.39	44,256	$32.11	2,128,248	$6.43

(15)

The production increase in royalty volumes during the quarter ended December 31, 2022, as compared to the quarter ended December 30, 2021, resulted from new wells associated with 2021 and 2022 acquisitions in the Haynesville Shale and SCOOP plays coming online. The decrease in working interest volumes resulted from the divestiture of low-value legacy working interests in Oklahoma and the Fayetteville Shale in Arkansas and naturally declining production in high-interest wells in the Arkoma Stack, STACK, and Eagle Ford plays.

Total production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
12/31/2022	1,669,320	52,406	38,611	2,215,419
9/30/2022	2,047,614	49,902	40,761	2,591,588
6/30/2022	1,897,799	48,928	39,732	2,429,760
3/31/2022	1,908,030	51,631	40,371	2,460,042
12/31/2021	1,574,265	48,074	44,256	2,128,248

Royalty interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
12/31/2022	1,303,825	33,691	20,353	1,628,089
9/30/2022	1,525,363	32,202	20,488	1,841,502
6/30/2022	1,283,737	32,562	19,369	1,595,323
3/31/2022	1,261,949	28,758	18,852	1,547,609
12/31/2021	949,523	25,996	19,953	1,225,220

Working interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
12/31/2022	365,495	18,715	18,258	587,330
9/30/2022	522,251	17,700	20,273	750,086
6/30/2022	614,062	16,366	20,363	834,437
3/31/2022	646,081	22,873	21,519	912,433
12/31/2021	624,742	22,078	24,303	903,028

Lease Bonuses and Rental Income:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Lease bonuses and rental income	$34,482	$78,915	(56%)

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income decreased $44,433 in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021, primarily as the result of decreased leasing activity.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. This amount represents the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii) gains (losses) on

(16)

settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$(2,918,039)	$(1,714,331)	(70%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$6,265,041	$4,550,499	38%
Gains (losses) on derivative contracts, net	$3,347,002	$2,836,168	18%

	As of December 31,
	2022	2021
Fair value of derivative contracts
Net asset (net liability)	$(1,392,689)	$(6,545,877)	79%

(1) Excludes $903,461 and $2,688,091, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the quarters ended December 31, 2022 and 2021.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in December 31, 2022, pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at December 31, 2022 had expiration dates through June 2024. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Lease operating expenses	$1,015,981	$1,256,011	(19%)
Lease operating expenses per working interest MCFE	$1.73	$1.39	24%
Lease operating expenses per total MCFE	$0.46	$0.59	(22%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $240,030, or 19%, in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021. The decrease in LOE was principally the result of the divestiture of higher LOE working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Transportation, gathering and marketing	$1,455,260	$1,213,604	20%
Transportation, gathering and marketing per MCFE	$0.66	$0.57	16%

Transportation, gathering and marketing costs increased $241,656, or 20%, in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021. This increase in costs was primarily driven by higher production in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021.

(17)

Production Taxes:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Production taxes	$617,948	$678,947	(9%)
Production taxes as % of sales	4.2%	5.0%	(16%)

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes decreased $60,999, or 9%, in the quarter ended December 31, 2022 as compared to the quarter ended December 31, 2021. The decrease in amount was primarily the result of the divestiture of working interest in areas with higher statutory tax rates.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Depreciation, depletion and amortization	$1,802,114	$1,583,760	14%
Depreciation, depletion and amortization per MCFE	$0.81	$0.74	9%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $218,354, or 14%, in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021, of which $153,843 of the increase resulted from a $0.07 increase in the DD&A rate per MCFE and $64,511 of such increase resulted from production increasing 4%. In addition to the increase in production, there was a large transfer of non-producing minerals, which are amortized over 33 years, to producing minerals, which are amortized over 20 years, in the quarter ended December 31, 2022.

Provision for Impairment:

During the quarter ended December 31, 2022, we wrote down certain held for sale assets associated with the pending sale of non-operated working interest wellbores to their fair value, recording a $6,100,696 impairment expense. During the quarter ended December 31, 2021, impairment of $5,585 was related to working interest wells in which we assigned our interests to the operator.

Interest expense:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
Interest expense	$637,698	$176,719	261%
Weighted average debt outstanding	$33,952,174	$18,206,522	86%

The increase in interest expense is due to a higher average debt balance and average interest rate in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021.

Income Tax Expense:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)

Provision (benefit) for income taxes	$981,000	$762,000	(29%)

Income taxes increased $219,000, from a $762,000 provision in the quarter ended December 31, 2021 to a $981,000 provision in the quarter ended December 31, 2022. The change in income taxes resulted primarily from an increase in deferred tax for the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021.

(18)

General and Administrative Costs (G&A):

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)
General and administrative	$3,137,401	$2,095,557	50%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the quarter ended December 31, 2022 increased $1,041,844 as compared to the quarter ended December 31, 2021. The increase for the quarter ended December 31, 2022 was primarily due to the write-off of costs associated with the At-The-Market equity offering program pursuant to the At-The-Market Agreement described in this Form 10-Q, increased administrative expenses associated with higher transaction activity, and restricted stock expense.

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended December 31,
			Percent
	2022	2021	Incr. or (Decr.)

Losses (gains) on asset sales and other	$(824,073)	$2,147,815	138%

The increase in gain on asset sales and other is primarily related to divestitures during the quarter ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $14,554,429 at December 31, 2022, compared to positive working capital of $14,533,225 at September 30, 2022.

Liquidity:

Cash and cash equivalents were $2,115,652 as of December 31, 2022, compared to $3,396,809 at September 30, 2022, a decrease of $1,281,157. The decrease in cash is primarily associated with our mineral and royalty acquisition program. Cash flows for the quarter ended December 31, 2022 and 2021 are summarized as follows:

Net cash provided (used) by:	For the Three Months Ended December 31,
	2022	2021	Change

Operating activities	$10,141,814	$8,637,990	$1,503,824
Investing activities	(12,633,388)	(7,250,012)	(5,383,376)
Financing activities	1,210,417	(2,267,139)	3,477,556
Increase (decrease) in cash and cash equivalents	$(1,281,157)	$(879,161)	$(401,996)

Operating activities:

Net cash provided by operating activities increased $1,503,824 during the quarter ended December 31, 2022, as compared to the quarter ended December 31, 2021, primarily as the result of the following:

•
receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other increasing by $5,736,742; and
•
decreased field operating expenses of $146,105;

partially offset by:

•
decreased income tax receipts of $2,216,263;
•
increased payments for G&A and other expense of $931,153;

(19)

•
increased net payments on derivative contracts of $810,839;
•
increased interest payments of $393,380; and
•
decreased lease bonus receipts of $27,388.

Investing activities:

Net cash used by investing activities increased $5,383,376 during the quarter ended December 31, 2022, as compared to the quarter ended December 31, 2021, primarily due to higher acquisition costs of $2,855,187 and lower net proceeds from the sale of assets of $3,448,762, partially offset by increased deposits on held for sale assets of $815,000 and lower payments of $105,573 for capital expenditures on legacy working interest wells and furniture and fixtures.

Financing activities:

Net cash provided by financing activities increased $3,477,556 during the quarter ended December 31, 2022, as compared to the quarter ended December 31, 2021, primarily due to higher net borrowings on long-term debt of $5,000,000 in the quarter ended December 31, 2022 compared to net borrowings of $2,500,000 in the quarter ended December 31, 2021 and decreased cash payments on off-market derivative contracts of $1,391,761, partially offset by an increase of $394,252 in dividend payments and an increase of $52,460 in purchases of treasury stock.

Capital Resources:

We had no capital expenditures to drill and complete new wells in the quarters ended December 31, 2022 and 2021 as a result of our strategy to cease participating in new wells with a working interest after fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we decided to cease any further participation with a working interest on our mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal, as the expenditures will be limited to capital workovers to enhance existing wells.

(20)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended (4)	Net royalty acres (1)(2)	Cash	Number of shares (3)	Purchase Price (1)	Area of Interest
December 31, 2022
	68	$0.9 million	-	$0.9 million	Haynesville / LA
	187	$2.6 million	-	$2.6 million	Haynesville / LA
	71	$0.9 million	-	$0.9 million	SCOOP / OK
	144	$1.7 million	-	$1.7 million	Haynesville / LA
	18	$0.2 million	-	$0.2 million	Haynesville / LA
	46	$0.5 million	-	$0.5 million	Haynesville / LA
	50	$0.6 million	-	$0.6 million	SCOOP / OK
	98	$1.1 million	-	$1.1 million	SCOOP / OK
	114	$1.2 million	-	$1.2 million	Haynesville / LA
	155	$1.6 million	-	$1.6 million	Haynesville / LA
	11	$0.2 million	-	$0.2 million	Haynesville / TX
	295	$3.1 million	-	$3.1 million	Haynesville / LA
September 30, 2022
	63	$0.7 million	-	$0.7 million	Haynesville / LA
	17	$0.2 million	-	$0.2 million	SCOOP / OK
	85	$1.5 million	-	$1.5 million	Haynesville / LA
	214	$3.0 million	-	$3.0 million	Haynesville / LA
	110	$1.0 million	-	$1.0 million	Haynesville / LA
	295	$5.5 million	-	$5.5 million	Haynesville / LA
	140	$1.7 million	-	$1.7 million	SCOOP / OK
June 30, 2022
	60	$0.6 million	-	$0.6 million	SCOOP / OK
	46	$0.8 million	-	$0.8 million	Haynesville / LA
	56	$0.4 million	-	$0.4 million	Haynesville / LA
	88	$0.9 million	-	$0.9 million	SCOOP / OK
	503	$5.0 million	-	$5.0 million	Haynesville / LA, TX
	92	$0.6 million	-	$0.6 million	Haynesville / LA
	25	$0.3 million	-	$0.3 million	Haynesville / LA
	68	$0.5 million	-	$0.5 million	SCOOP / OK
March 31, 2022
	58	$0.5 million	-	$0.5 million	SCOOP / OK
	500	$6.4 million	-	$6.4 million	Haynesville / LA
	68	$0.7 million	-	$0.7 million	Haynesville / TX
	166	$1.3 million	-	$1.3 million	SCOOP / OK
	33	$0.4 million	-	$0.4 million	Haynesville / TX
December 31, 2021
	426	$5.8 million	-	$5.8 million	Haynesville / LA
	847	$0.6 million	1,519,481	$4.1 million	Haynesville / LA
	172	$1.4 million	-	$1.4 million	SCOOP / OK
	103	$0.6 million	-	$0.6 million	Haynesville / TX
	116	$1.7 million	-	$1.7 million	Haynesville / LA
	220	$1.2 million	-	$1.2 million	SCOOP / OK
(1) Excludes subsequent closing adjustments and insignificant acquisitions.
(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.
(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.
(4) Presented in chronological order with most recent at top.

We received lease bonus payments during the quarter ended December 31, 2022 totaling approximately $0.1 million. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at December 31, 2022.

(21)

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Three Months Ended
December 31, 2022
Cash provided by operating activities	$10,141,814
Cash provided (used) by:

Capital expenditures - acquisitions	(14,499,014)
Capital expenditures - legacy working interest wells and furniture and fixtures	(87,104)
Quarterly dividends	(726,462)
Treasury stock purchases	(52,460)
Net borrowings (payments) on credit facility	5,000,000
Net proceeds from sale of assets	1,137,730
Cash receipts from (payments on) off-market derivative contracts	(3,010,661)
Deposits received on held for sale assets	815,000
Net cash used	(11,422,971)

Net increase (decrease) in cash	$(1,281,157)

Outstanding borrowings under our Credit Facility at December 31, 2022 were $33,300,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand, and borrowings under our Credit Facility. At December 31, 2022, we had availability of $16.7 million under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, as defined in the Credit Agreement, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

Our $100,000,000 Credit Facility is with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021. The Credit Facility has a borrowing base of $50,000,000 as of December 31, 2022, and a maturity date of September 1, 2025. Interest on the Credit Facility will be calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Facility, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Facility contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2023, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, we expect to have sufficient liquidity to fund our ongoing operations.

On December 12, 2022, we voluntarily terminated our At-The-Market Equity Offering Sales Agreement, dated August 25, 2021, as amended (the “ATM Agreement”), that we entered into with Stifel, Nicolaus & Company, Incorporated (“Stifel”). Pursuant to the ATM Agreement, we were authorized to offer and sell, from time to time, through or to Stifel, up to 3,000,000 shares of Common Stock. During the term of the ATM Agreement, we issued 1,531,013 shares of Common Stock pursuant to the ATM Agreement for proceeds of approximately $5.9 million, net of commissions paid. The ATM Agreement was terminable at will by us at any time without penalty.

(22)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those we believe are most important in portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of natural gas, oil and NGL price trends, and there remains a wide divergence in the opinions held in the industry. We can be significantly impacted by changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2023 will impact the amount of cash generated from operating activities, which will in turn impact the level of our capital expenditures for acquisitions and production. Excluding the impact of our 2023 derivative contracts, the price sensitivity for each $0.10 per MCF change in wellhead natural gas price is approximately $742,771 for operating revenue based on our prior year natural gas volumes. The price sensitivity in 2023 for each $1.00 per barrel change in wellhead oil is approximately $198,535 for operating revenue based on our prior year oil volumes.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Facility, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At December 31, 2022, we had $33,300,000 outstanding under the Credit Facility and the effective interest rate was 7.82%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $333,000 for the quarter ended December 31, 2022, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties that have existed in recent years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they do meet, reasonable assurance standards. Based on their evaluation as of the end of the transition period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective to ensure material information relating to us is made known to management.

Changes in Internal Control over Financial Reporting.

(23)

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting made during the quarter ended December 31, 2022 or subsequent to the date the assessment was completed.

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

ITEM 1A RISK FACTORS

We are subject to certain risks and hazards due to the nature of our business activities. For a discussion of these risks, please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There have been no material changes to the risk factors contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase our Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program, which continues to allow us to repurchase up to $1.5 million of our Common Stock at management’s discretion. Our Board added language to clarify that the Repurchase Program is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. The Repurchase Program, as amended, does not otherwise place a cap on the aggregate number of shares of Common Stock that may be repurchased pursuant to the program. We repurchased 14,442 shares of our Common Stock during the quarter ended December 31, 2022.

The table below sets forth the information with respect to repurchase of our Common Stock during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
October 1 – October 31	–	N/A	–	$1,500,000
November 1 – November 30	–	N/A	–	$1,500,000
December 1 – December 31	14,442(1)	$3.63	–	$1,500,000
Total	14,442	$3.63	–	$1,500,000

(1) These shares represent vested restricted shares of Common Stock previously issued to employees of the Company pursuant to restricted stock awards, which the Company repurchased from such employees in connection with the satisfaction of tax withholding obligations upon the vesting of the restricted stock awards.

Restrictions upon the payment of dividends

The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on payment of dividends.

(24)

ITEM 6 EXHIBITS

(a)	Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 31, 2022, by and between PHX Minerals Inc., an Oklahoma corporation, and PHX Minerals (DE) Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K12B filed April 5, 2022).

	3.1	Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K12B filed April 5, 2022).
	3.2	Amended and Restated Bylaws of PHX Minerals Inc. (incorporated by reference to Exhibit 3.2 to Form 10-K filed December 13, 2022).
10.1

Third Amendment to Credit Agreement dated as of December 7, 2022, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.8 to Form 10-K filed December 13, 2022).

	*10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2023).
	*10.3	Form of Restricted Stock Award Agreement
	31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
	31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
	32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
	32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
	101.INS	Inline XBRL Instance Document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHX MINERALS INC.
PHX MINERALS INC.

February 8, 2023	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

February 8, 2023	/s/ Ralph D’Amico
Date	Ralph D’Amico, Senior Vice President,
Chief Financial Officer

(25)