Form 10-Q
period 2023-03-31
PHX MINERALS INC.
filed 2023-05-09
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2023

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

Outstanding shares of Common Stock at May 1, 2023: 37,007,804 shares.

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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for, and development, production and sale of, natural gas, oil, and NGLs. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“Annual Report”), and any quarterly or transition reports on Form 10-Q filed subsequently thereto, including any risks described in Item 1A of this Form 10-Q. Investors should also read the other information in this Form 10-Q and the Annual Report where risk factors are presented and further discussed.

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

G&A	General and administrative costs.
GAAP	United States generally accepted accounting principles.
Independent Consulting Petroleum Engineer(s)	Cawley, Gillespie & Associates.
LOE	Lease operating expense.
MCF	Thousand cubic feet.
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

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,161,460	$2,115,652
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	7,455,323	9,783,996
Refundable income taxes	776,077	-
Held for sale assets	-	6,420,051
Derivative contracts, net	2,040,999	-
Other	829,818	1,543,956
Total current assets	12,263,677	19,863,655

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	187,426,879	181,431,139
Non-producing natural gas and oil properties	61,931,041	57,781,644
Other	1,245,782	1,122,436
	250,603,702	240,335,219
Less accumulated depreciation, depletion and amortization	(108,382,522)	(107,085,212)
Net properties and equipment	142,221,180	133,250,007

Derivative contracts, net	112,456	141,345
Operating lease right-of-use assets	674,095	706,871
Other, net	652,966	695,399

Total assets	$155,924,374	$154,657,277

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$308,508	$504,466
Derivative contracts, net	-	1,534,034
Income taxes payable	-	576,427
Current portion of operating lease liability	222,001	217,656
Held for sale liabilities	-	889,155
Accrued liabilities and other	1,860,808	3,121,522
Total current liabilities	2,391,317	6,843,260

Long-term debt	26,000,000	33,300,000
Deferred income taxes, net	5,387,906	2,453,906
Asset retirement obligations	1,032,257	1,027,777
Operating lease liability, net of current portion	871,971	929,208

Total liabilities	35,683,451	44,554,151

Stockholders' equity:
Common Stock, $0.01666 par value; 54,000,500 shares authorized and 35,938,206 issued at March 31, 2023; 54,000,500 shares authorized and 35,938,206 issued at December 31, 2022	598,731	598,731
Capital in excess of par value	43,134,738	43,344,916
Deferred directors' compensation	1,313,162	1,541,070
Retained earnings	78,428,984	68,925,774
	123,475,615	114,410,491
Less treasury stock, at cost; 225,484 shares at March 31, 2023, and 300,272 shares at December 31, 2022	(3,234,692)	(4,307,365)
Total stockholders' equity	120,240,923	110,103,126
Total liabilities and stockholders' equity	$155,924,374	$154,657,277

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
Revenues:	(unaudited)
Natural gas, oil and NGL sales	$11,857,247	$14,783,865
Lease bonuses and rental income	313,150	161,908
Gains (losses) on derivative contracts	3,802,820	(12,983,406)
	$15,973,217	$1,962,367
Costs and expenses:
Lease operating expenses	545,767	929,454
Transportation, gathering and marketing	1,128,756	1,488,518
Production taxes	581,433	697,393
Depreciation, depletion and amortization	1,889,990	2,121,116
Provision for impairment	2,073	-
Interest expense	557,473	230,212
General and administrative	2,981,909	2,744,264
Losses (gains) on asset sales and other	(4,334,428)	(2,261,135)
Total costs and expenses	3,352,973	5,949,822
Income (loss) before provision (benefit) for income taxes	12,620,244	(3,987,455)

Provision (benefit) for income taxes	3,067,000	33,000

Net income (loss)	$9,553,244	$(4,020,455)

Basic and diluted earnings (loss) per common share (Note 4)	$0.27	$(0.12)

Weighted average shares outstanding:
Basic	35,935,791	34,292,455
Diluted	35,935,791	34,292,455

Dividends per share of common stock paid in period	$0.0225	$0.015

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2022	35,938,206	$598,731	$43,344,916	$1,541,070	$68,925,774	(300,272)	$(4,307,365)	$110,103,126

Net income (loss)	-	-	-	-	9,553,244	-	-	9,553,244
Restricted stock award expense	-	-	580,998	-	-	-	-	580,998
Dividends	-	-	-	-	(50,034)	-	-	(50,034)
Distribution of restricted stock to officers and directors	-	-	(766,846)	-	-	53,476	766,846	-
Distribution of deferred directors' compensation	-	-	(24,330)	(281,497)	-	21,312	305,827	-
Increase in deferred directors' compensation charged to expense	-	-	-	53,589	-	-	-	53,589
Balances at March 31, 2023	35,938,206	$598,731	$43,134,738	$1,313,162	$78,428,984	(225,484)	$(3,234,692)	$120,240,923
(unaudited)

Three Months Ended March 31, 2022

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2021	34,405,287	$573,192	$36,741,266	$1,835,721	$54,798,980	(377,232)	$(5,608,607)	$88,340,552

Net income (loss)	-	-	-	-	(4,020,455)	-	-	(4,020,455)
Cost of equity issuance	-	-	(48,166)	-	-	-	-	(48,166)
At-the-market offering	2,710	45	7,972	-	-	-	-	8,017
Restricted stock award expense	-	-	433,137	-	-	-	-	433,137
Distribution of deferred directors' compensation	61,452	1,024	462,735	(463,759)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	35,461	-	-	-	35,461
Balances at March 31, 2022	34,469,449	$574,261	$37,596,944	$1,407,423	$50,778,525	(377,232)	$(5,608,607)	$84,748,546
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(3)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Operating Activities	(unaudited)
Net income (loss)	$9,553,244	$(4,020,455)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,889,990	2,121,116
Impairment of producing properties	2,073	-
Provision for deferred income taxes	2,934,000	(339,000)
Gain from leasing fee mineral acreage	(313,150)	(160,829)
Proceeds from leasing fee mineral acreage	373,878	233,744
Net (gain) loss on sales of assets	(4,417,983)	(2,334,644)
Directors' deferred compensation expense	53,589	35,461
Total (gain) loss on derivative contracts	(3,802,820)	12,983,406
Cash receipts (payments) on settled derivative contracts	816,838	(176,510)
Restricted stock award expense	580,998	433,137
Other	35,904	(8,655)
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	2,328,673	(1,431,299)
Other current assets	123,948	120,291
Accounts payable	(175,207)	4,062
Income taxes receivable	(776,077)	-
Other non-current assets	40,576	54,722
Income taxes payable	(576,427)	(246,206)
Accrued liabilities	261,430	27,989
Total adjustments	(619,767)	11,316,785
Net cash provided by operating activities	8,933,477	7,296,330

Investing Activities
Capital expenditures	(190,826)	(86,671)
Acquisition of minerals and overriding royalty interests	(10,236,615)	(9,274,447)
Net proceeds from sales of assets	9,210,005	2,294,480
Net cash provided (used) by investing activities	(1,217,436)	(7,066,638)

Financing Activities
Borrowings under Credit Facility	6,000,000	6,000,000
Payments of loan principal	(13,300,000)	(2,000,000)
Net proceeds from equity issuance	-	(40,150)
Cash receipts from (payments on) off-market derivative contracts	(560,162)	(3,527,738)
Payments of dividends	(810,071)	(517,479)
Net cash provided (used) by financing activities	(8,670,233)	(85,367)

Increase (decrease) in cash and cash equivalents	(954,192)	144,325
Cash and cash equivalents at beginning of period	2,115,652	1,559,350
Cash and cash equivalents at end of period	$1,161,460	$1,703,675

Supplemental Disclosures of Cash Flow Information:

Interest paid (net of capitalized interest)	$611,922	$208,000
Income taxes paid (net of refunds received)	$1,485,505	$618,206

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$50,034	$-

Gross additions to properties and equipment	$10,996,880	$9,338,855
Net (increase) decrease in accounts payable for properties and equipment additions	(569,439)	22,263
Capital expenditures and acquisitions	$10,427,441	$9,361,118

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

As previously disclosed, in December 2022, the Board approved a change in the Company’s fiscal year end from September 30 to December 31 to be in-line with our peer group. As a result, the Company’s current fiscal year runs from January 1, 2023 through December 31, 2023, and therefore references in this Form 10-Q to 2023 refer to the annual period from January 1, 2023 through December 31, 2023.

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Royalty Interest	Working Interest	Total
Natural gas revenue	$6,186,021	$724,748	$6,910,769
Oil revenue	3,432,950	679,838	4,112,788
NGL revenue	504,770	328,920	833,690
Natural gas, oil and NGL sales	$10,123,741	$1,733,506	$11,857,247

	Three Months Ended March 31, 2022
	Royalty Interest	Working Interest	Total
Natural gas revenue	$5,621,024	$2,914,969	$8,535,993
Oil revenue	2,550,462	2,161,244	4,711,706
NGL revenue	707,508	828,658	1,536,166
Natural gas, oil and NGL sales	$8,878,994	$5,904,871	$14,783,865

(5)

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the quarters ended March 31, 2023 and 2022, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide to it. Through cash received on new wells, in the quarters ended March 31, 2023 and 2022, the Company identified several producing properties on its minerals that had production dates prior to the quarters ended March 31, 2023 and 2022. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the natural gas, oil and NGL sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables.

In connection with obtaining more relevant information on new wells on Company acreage during the quarters ended March 31, 2023 and March 31, 2022, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $876,704 of which $64,900 related to the production periods before October 1, 2022 and $811,804 related to the three months ended December 31, 2022, and the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $592,758 of which $156,169 related to the production periods before October 1, 2021 and $436,589 related to three months ended December 31, 2021, respectively.

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

(6)

period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant.

As of March 31, 2023, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance is required for certain state deferred tax assets and for the quarter ended March 31, 2023, the change in the Company’s valuation allowance from December 31, 2022 is a decrease of $5,000 recorded in the income tax provision. The Company’s effective tax rate for the quarter ended March 31, 2023 was a 24% provision as compared to a 1% provision for the quarter ended March 31, 2022.

NOTE 4: Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares, during the period. Diluted earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares and any other potentially dilutive shares of Common Stock, during the period. Participating securities had no effect on basic and diluted EPS at March 31, 2023.

For the quarters ended March 31, 2023 and 2022, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 498,431 and 161,295 for the quarters ended March 31, 2023 and 2022, respectively.

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended March 31,
	2023	2022
Basic EPS
Numerator:
Basic net income (loss)	$9,553,244	$(4,020,455)
Denominator:
Common Shares	35,698,363	34,056,316
Unissued, directors' deferred compensation shares	237,428	236,139
Basic weighted average shares outstanding	35,935,791	34,292,455
Basic EPS	$0.27	$(0.12)

Diluted EPS
Numerator:
Basic net income (loss)	$9,553,244	$(4,020,455)
Diluted net income (loss)	9,553,244	(4,020,455)
Denominator:
Basic weighted average shares outstanding	35,935,791	34,292,455
Effects of dilutive securities:
Unvested restricted stock	-	-
Diluted weighted average shares outstanding	35,935,791	34,292,455
Diluted EPS	$0.27	$(0.12)

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility had a borrowing base of $50,000,000 as of March 31, 2023, which was reduced to $45,000,000 on May 5, 2023 in connection with the regularly scheduled semi-annual redetermination, and has a maturity date of September 1, 2025. The Credit Facility is secured by the Company’s personal property and at least 75% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or

(7)

SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At March 31, 2023, the effective interest rate was 8.03%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of March 31, 2023 was $275,213. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX (as defined in the Credit Facility) of no more than 3.5 to 1.0 based on the trailing twelve months. At March 31, 2023, the Company was in compliance with the covenants of the Credit Facility, had $26,000,000 in outstanding borrowings and had $24,000,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

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

NOTE 7: Long Term Incentive Plan

On January 31, 2023, the Company granted shares of Common Stock in the form of time-based and market-based restricted stock to the employees and officers of the Company. Officers were awarded 299,900 market-based shares with a fair value on their award date of $1,541,893. Upon vesting, the market-based shares that do not meet certain performance criteria are forfeited. Both employees and certain officers were also awarded 97,053 time-based shares with a fair value on the award date of $350,362. The shares issued to employees time-vest ratably over a three-year period ending in December of 2025, and the shares awarded to the officers cliff vest at the end of a three-year period ending in December of 2025. All shares granted on January 31, 2023 have voting rights during the vesting period.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur. The following table summarizes the Company’s pre-tax compensation expense for the three months ended March 31, 2023 and 2022 related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended
	March 31,
	2023	2022
Market-based, restricted stock	$523,410	$313,872
Time-based, restricted stock	57,588	119,265
Total compensation expense	$580,998	$433,137

(8)

A summary of the Company’s unrecognized compensation cost for its unvested market-based and time-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of March 31, 2023
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$2,015,065	1.51
Time-based, restricted stock	519,875	2.37
Total	$2,534,940

NOTE 8: Properties and Equipment

Acquisitions

The Company made the following property acquisitions during the three-month periods ended March 31, 2023 and 2022.

Quarter Ended	Net royalty acres (1)(2)	Cash	Total Purchase Price (1)	Area of Interest
March 31, 2023
	913	$10.8 million	$10.8 million	Haynesville / SCOOP
March 31, 2022
	825	$9.3 million	$9.3 million	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

All purchases made in 2023 and 2022 were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the three-month periods ended March 31, 2023 and 2022. Revenue and expenses recognized between the effective date and close date of divestitures is recorded in the Operating Activities section in the Statements of Cash Flows.

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price (3)	Gain/(Loss) (3)	Location
March 31, 2023
	757 acres	$0.3 million	$0.3 million	OK / TX
	268 wellbores	$10.7 million	$4.1 million (4)	OK / TX
March 31, 2022
	7,201 acres	$2.1 million	$2.1 million	NM / TX

(1) Number of net mineral acres sold.

(2) Number of gross wellbores associated with working interests sold.

(3) Excludes subsequent closing adjustments and insignificant divestitures.

(4) Excludes $6.1 million loss recognized as an impairment in the quarter ended December 31, 2022 related to assets and liabilities held for sale as of December 31, 2022.

(9)

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

Assets and liabilities held for sale

In the quarter ended December 31, 2022, the Company entered into two agreements to sell working interest in the Arkoma Basin and the Eagle Ford Play, and the Company recorded an impairment of $6.1 million to reduce the net book value of the working interest in the Arkoma Basin to fair value less cost to sell. As of December 31, 2022, the Arkoma Basin and Eagle Ford Play working interests had a net carrying value of approximately $5.5 million and were considered held for sale, resulting in the reclassification of $6.4 million of properties, plants and equipment (PP&E) to “Held for sale assets” and $0.9 million of asset retirement obligations, to “Held for sale liabilities” on the balance sheet. The Company received $0.8 million in deposits related to the held for sale assets recorded in “Accrued liabilities and other” on the balance sheet during the quarter ended December 31, 2022. These two divestitures closed in January of 2023.

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the quarters ended March 31, 2023 and 2022, management’s assessment resulted in no impairment provisions on producing properties. The Company wrote off $2,073 on wells assigned to the operator with zero consideration received during the quarter ended March 31, 2023.

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

(10)

Derivative Contracts in Place as of March 31, 2023

Calendar Period	Contract total volume	Index	Contract average price
Natural gas costless collars
2023	780,000 Mmbtu	NYMEX Henry Hub	$3.38 floor / $6.47 ceiling
2024	755,000 Mmbtu	NYMEX Henry Hub	$3.96 floor / $6.51 ceiling
Natural gas fixed price swaps
2023	1,220,000 Mmbtu	NYMEX Henry Hub	$3.42
2024	300,000 Mmbtu	NYMEX Henry Hub	$3.47
Oil costless collars
2023	10,000 Bbls	NYMEX WTI	$75.00 floor / $96.00 ceiling
2024	23,450 Bbls	NYMEX WTI	$64.11 floor / $76.28 ceiling
Oil fixed price swaps
2023	47,500 Bbls	NYMEX WTI	$74.55

Derivative Settlements during the Three Months Ended March 31, 2023

				Settlement
Contract period (1)	Production volume	Index	Contract price	(paid) received
Natural gas costless collars
January - March 2023	20,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $4.70 ceiling	$10,800
January 2023	45,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.05 ceiling	$(29,655)
January - March 2023	20,000 Mmbtu	NYMEX Henry Hub	$6.00 floor / $10.00 ceiling	$154,620
January - March 2023	40,000 Mmbtu	NYMEX Henry Hub	$6.00 floor / $14.50 ceiling	$309,240
January - March 2023	35,000 Mmbtu	NYMEX Henry Hub	$6.00 floor / $12.40 ceiling	$270,585
Natural gas fixed price swaps
January - February 2023	125,000 Mmbtu	NYMEX Henry Hub	$2.83	$(269,750)
January - March 2023	50,000 Mmbtu	NYMEX Henry Hub	$3.70	$40,800
March 2023	100,000 Mmbtu	NYMEX Henry Hub	$3.37	$91,900
January - March 2023	20,000 Mmbtu	NYMEX Henry Hub	$3.57	$8,820
Oil costless collars
January - February 2023	2,500 Bbls	NYMEX WTI	$75.00 floor / $96.00 ceiling	$-
Oil fixed price swaps
December 2022	9,000 Bbls	NYMEX WTI	$44.25	$(290,412)
December 2022	1,000 Bbls	NYMEX WTI	$94.49	$17,972
January - February 2023	1,000 Bbls	NYMEX WTI	$64.00	$(27,025)
January - February 2023	1,500 Bbls	NYMEX WTI	$67.55	$(29,888)
January - February 2023	750 Bbls	NYMEX WTI	$70.05	$(11,194)
January - February 2023	1,500 Bbls	NYMEX WTI	$80.80	$9,863
			Total (paid) received	$256,676

(1) Natural gas derivatives settle at first of the month pricing and oil derivatives settle at a monthly daily average.

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $2,153,455 as of March 31, 2023, and a net liability of $1,392,689 as of December 31, 2022. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

(11)

	Three Months Ended
	March 31,
	2023	2022
Cash received (paid) on derivative contracts:
Natural gas costless collars	$715,590	$(152,190)
Natural gas fixed price swaps(1)	83,100	(474,935)
Oil costless collars	-	-
Oil fixed price swaps(1)	(168,269)	(583,641)
Cash received (paid) on derivative contracts, net	$630,421	$(1,210,766)
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$583,601	$(1,465,603)
Natural gas fixed price swaps	2,173,378	(7,686,898)
Oil costless collars	22,262	-
Oil fixed price swaps	393,158	(2,620,139)
Non-cash gain (loss) on derivative contracts, net	$3,172,399	$(11,772,640)
Gains (losses) on derivative contracts, net	$3,802,820	$(12,983,406)

(1) For the three months ended March 31, 2023 and 2022, excludes $373,745 and $2,493,481, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations. Total cash paid related to off-market derivatives was $560,162 and $3,527,738, respectively, for the three months ended March 31, 2023 and 2022 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

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

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at March 31, 2023 and December 31, 2022. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at March 31, 2023 and December 31, 2022.

	March 31, 2023				December 31, 2022
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$2,462,101	$421,102	$326,656	$214,200	$908,001	$2,442,035	$627,664	$486,319
Offsetting adjustments	(421,102)	(421,102)	(214,200)	(214,200)	(908,001)	(908,001)	(486,319)	(486,319)
Net presentation on condensed balance sheets	$2,040,999	$-	$112,456	$-	$-	$1,534,034	$141,345	$-

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

(12)

quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability; or (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the financial asset or liability.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023:

	Fair Value Measurement at March 31, 2023
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$827,019	$-	$827,019
Derivative Contracts - Collars	$-	$1,326,436	$-	$1,326,436

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

At March 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

NOTE 12: Subsequent Events

Debt Redetermination

Subsequent to March 31, 2023, the Company entered into the Fourth Amendment to the Credit Agreement on May 5, 2023 pursuant to which, among other changes, the borrowing base under the Company’s Credit Facility decreased from $50.0 million to $45.0 million in connection with its regularly scheduled semi-annual redetermination. This reduction in the borrowing base constitutes the periodic redetermination of the borrowing base scheduled for June 1, 2023 under the terms of the Credit Agreement.

(13)

Derivative Contracts

Subsequent to March 31, 2023, the Company entered into new derivative contracts as summarized in the table below:

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas fixed price swaps
June - October 2023	50,000 Mmbtu	NYMEX Henry Hub	$2.52
April - June 2024	10,000 Mmbtu	NYMEX Henry Hub	$3.21
July - October 2024	25,000 Mmbtu	NYMEX Henry Hub	$3.47

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

We also currently own interests in leasehold acreage and non-operated working interests in natural gas and oil properties. Exploration and development of our natural gas and oil properties is conducted by third-party natural gas and oil exploration and production companies (primarily larger independent operating companies). We do not operate any of our natural gas and oil properties. While we previously were an active working interest participant in wells drilled on our mineral and leasehold acreage, our current business strategy is growth through mineral acquisitions in our core areas of focus in the SCOOP and Haynesville and development of our significant mineral acreage inventory. We have ceased taking working interest positions on our mineral and leasehold acreage and do not plan to take any working interest positions going forward.

As previously disclosed, in December 2022, our Board approved a change in our fiscal year end from September 30 to December 31 to be in-line with our peer group. As a result, our current fiscal year runs from January 1, 2023 through December 31, 2023, and therefore references in this Form 10-Q to 2023 refer to the annual period from January 1, 2023 through December 31, 2023.

RESULTS OF OPERATIONS

Our results of operations depend primarily upon our existing reserve quantities; costs associated with acquiring new reserves; production quantities and related production costs; and natural gas, oil and NGL prices. Although we still receive revenue from the production and sale of natural gas, oil and NGL on our working interests, the majority of our revenue is derived from royalties received from the production and sale of natural gas, oil and NGL.

QUARTER ENDED MARCH 31, 2023 COMPARED TO QUARTER ENDED MARCH 31, 2022

Overview:

We recorded net income of $9,553,244, or $0.27 per share, for the quarter ended March 31, 2023 compared to net loss of $4,020,455, or $0.12 per share, for the quarter ended March 31, 2022. The change in net income was principally the result of increased gains associated with our hedge contracts and increased gains on asset sales, partially offset by decreased natural gas, oil and NGL sales and increased income tax provision. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Natural gas, oil and NGL sales	$11,857,247	$14,783,865	(20%)

For the quarter ended March 31, 2023, the decrease in natural gas, oil and NGL sales was primarily due to decreases in natural gas, oil and NGL prices of 21%, 17% and 34%, respectively, and a decrease in NGL volumes of 18%, partially offset by an increase in natural gas and oil volumes of 3% and 5%, respectively. The following table outlines our production and average sales prices for natural gas, oil and NGL for the quarters ended March 31, 2023 and March 31, 2022:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2023	1,959,010	$3.53	54,107	$76.01	33,104	$25.18	2,482,276	$4.78
3/31/2022	1,908,030	$4.47	51,631	$91.26	40,371	$38.05	2,460,042	$6.01

(15)

Total production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2023	1,959,010	54,107	33,104	2,482,276
12/31/2022	1,669,320	52,406	38,611	2,215,419
9/30/2022	2,047,614	49,902	40,761	2,591,588
6/30/2022	1,897,799	48,928	39,732	2,429,760
3/31/2022	1,908,030	51,631	40,371	2,460,042

Royalty interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2023	1,700,974	45,395	20,063	2,093,722
12/31/2022	1,303,825	33,691	20,353	1,628,089
9/30/2022	1,525,363	32,202	20,488	1,841,502
6/30/2022	1,283,737	32,562	19,369	1,595,323
3/31/2022	1,261,949	28,758	18,852	1,547,609

Working interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2023	258,036	8,712	13,041	388,554
12/31/2022	365,495	18,715	18,258	587,330
9/30/2022	522,251	17,700	20,273	750,086
6/30/2022	614,062	16,366	20,363	834,437
3/31/2022	646,081	22,873	21,519	912,433

The production increase in royalty volumes during the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, resulted from new wells in the Haynesville Shale and Bakken plays coming online. The decrease in working interest volumes resulted from the divestiture of low-value legacy working interests in the Eagle Ford Shale in Texas and the Arkoma Stack in Oklahoma, and naturally declining production in high-interest wells in the STACK.

Lease Bonuses and Rental Income:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Lease bonuses and rental income	$313,150	$161,908	93%

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income increased $151,242 in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, primarily as the result of increased leasing activity.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. Gains (losses) on derivative contracts represent the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii)

(16)

gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$630,421	$(1,210,766)	152%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$3,172,399	$(11,772,640)	127%
Gains (losses) on derivative contracts, net	$3,802,820	$(12,983,406)	129%

	As of March 31,
	2023	2022
Fair value of derivative contracts
Net asset (net liability)	$2,153,455	$(15,825,035)	114%

(1) Excludes $373,745 and $2,493,481, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the quarters ended March 31, 2023 and 2022.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in March 31, 2023 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at March 31, 2023 had expiration dates through October 2024. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Lease operating expenses	$545,767	$929,454	(41%)
Lease operating expenses per working interest MCFE	$1.40	$1.02	38%
Lease operating expenses per total MCFE	$0.22	$0.38	(42%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $383,687, or 41%, in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022. The decrease in LOE was principally the result of the divestiture of higher LOE working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Transportation, gathering and marketing	$1,128,756	$1,488,518	(24%)
Transportation, gathering and marketing per MCFE	$0.45	$0.61	(26%)

Transportation, gathering and marketing costs decreased $359,762, or 24%, in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022. This decrease was primarily driven by the divestiture of assets with higher associated transportation, gathering and marketing rates and the increase in natural gas sales in fields with lower associated transportation, gathering and marketing rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

(17)

Production Taxes:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Production taxes	$581,433	$697,393	(17%)
Production taxes as % of sales	4.9%	4.7%	4%

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes decreased $115,960, or 17%, in the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022. The decrease in amount was primarily the result of the decrease in sales in the quarter ended March 31, 2023.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Depreciation, depletion and amortization	$1,889,990	$2,121,116	(11%)
Depreciation, depletion and amortization per MCFE	$0.76	$0.86	(12%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $231,126, or 11%, in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, of which $250,247 of the decrease resulted from a $0.10 decrease in the DD&A rate per MCFE, partially offset by an increase of $19,121 resulting from production increasing 1%. In addition to the increase in production, there was a large transfer of non-producing minerals, which are amortized over 33 years, to producing minerals, which are amortized over 20 years, in the quarter ended March 31, 2023, partially offsetting the decrease in DD&A.

Provision for Impairment:

During the quarter ended March 31, 2023, impairment of $2,073 was related to working interest wells in which we assigned our interests to the operator.

Interest expense:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
Interest expense	$557,473	$230,212	142%
Weighted average debt outstanding	$28,225,556	$22,466,667	26%

The increase in interest expense is due to a higher average debt balance and average interest rate in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022.

Income Tax Expense:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)

Provision (benefit) for income taxes	$3,067,000	$33,000	9,194%

Income taxes increased $3,034,000, from a $33,000 provision in the quarter ended March 31, 2022 to a $3,067,000 provision in the quarter ended March 31, 2023. The change in income taxes resulted from an increase in deferred tax expense due to the increase in value of the derivatives for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, and the net operating loss generated from the divestiture of working interest.

(18)

General and Administrative Costs (G&A):

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)
General and administrative	$2,981,909	$2,744,264	9%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the quarter ended March 31, 2023 increased $237,645 as compared to the quarter ended March 31, 2022. The increase for the quarter ended March 31, 2023 was primarily due to an increase in restricted stock expense.

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended March 31,
			Percent
	2023	2022	Incr. or (Decr.)

Losses (gains) on asset sales and other	$(4,334,428)	$(2,261,135)	92%

The increase in gain on asset sales and other is primarily related to divestitures during the quarter ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $7,831,361 at March 31, 2023, compared to positive working capital of $14,554,429 at December 31, 2022.

Liquidity:

Cash and cash equivalents were $1,161,460 as of March 31, 2023, compared to $2,115,652 at December 31, 2022, a decrease of $954,192. The decrease in cash is primarily associated with our mineral and royalty acquisition program and paydown of debt. Cash flows for the quarter ended March 31, 2023 and 2022 are summarized as follows:

Net cash provided (used) by:	For the Three Months Ended March 31,
	2023	2022	Change

Operating activities	$8,933,477	$7,296,330	$1,637,147
Investing activities	(1,217,436)	(7,066,638)	5,849,202
Financing activities	(8,670,233)	(85,367)	(8,584,866)
Increase (decrease) in cash and cash equivalents	$(954,192)	$144,325	$(1,098,517)

Operating activities:

Net cash provided by operating activities increased $1,637,147 during the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, primarily as the result of the following:

•
receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other increasing by $1,804,100;
•
increased net receipts on derivative contracts of $993,348;
•
decreased field operating expenses of $754,158; and
•
increased lease bonus receipts of $140,024;

partially offset by:

•
increased income tax payments of $867,299;

(19)

•
increased payments for G&A and other expense of $703,865; and
•
increased interest payments of $483,319.

Investing activities:

Net cash used by investing activities decreased $5,849,202 during the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, primarily due to higher net proceeds from the sale of assets of $6,915,525, partially offset by higher acquisition costs of $962,168 and higher payments of $104,155 for capital expenditures on legacy working interest wells and furniture and fixtures.

Financing activities:

Net cash used by financing activities increased $8,584,866 during the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, primarily due to net payments on long-term debt of $7,300,000 in the quarter ended March 31, 2023 compared to net borrowings of $4,000,000 in the quarter ended March 31, 2022 and an increase of $292,592 in dividend payments, partially offset by decreased cash payments on off-market derivative contracts of $2,967,576.

Capital Resources:

We had no capital expenditures to drill and complete new wells in the quarters ended March 31, 2023 and 2022 as a result of our strategy to cease participating in new wells with a working interest after fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we decided to cease any further participation with a working interest on our mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal, as the expenditures will be limited to capital workovers to enhance existing wells.

(20)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended	Net royalty acres (1)(2)	Cash	Total Purchase Price (1)	Area of Interest
March 31, 2023
	913	$10.8 million	$10.8 million	Haynesville / SCOOP
December 31, 2022
	1,257	$14.6 million	$14.6 million	Haynesville / SCOOP
September 30, 2022
	924	$13.6 million	$13.6 million	Haynesville / SCOOP
June 30, 2022
	938	$9.1 million	$9.1 million	Haynesville / SCOOP
March 31, 2022
	825	$9.3 million	$9.3 million	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

We received lease bonus payments during the quarters ended March 31, 2023 and 2022 totaling approximately $0.4 million and $0.2 million, respectively. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at March 31, 2023.

(21)

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Three Months Ended
March 31, 2023
Cash provided by operating activities	$8,933,477
Cash provided (used) by:

Capital expenditures - acquisitions	(10,236,615)
Capital expenditures - legacy working interest wells and furniture and fixtures	(190,826)
Quarterly dividends	(810,071)
Net borrowings (payments) on credit facility	(7,300,000)
Net proceeds from sale of assets	9,210,005
Cash receipts from (payments on) off-market derivative contracts	(560,162)
Net cash used	(9,887,669)

Net increase (decrease) in cash	$(954,192)

Outstanding borrowings under our Credit Facility at March 31, 2023 were $26,000,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand, and borrowings under our Credit Facility. At March 31, 2023, we had availability of $24.0 million under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, as defined in the Credit Agreement, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

Our $100,000,000 Credit Facility is with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021, as amended. The Credit Facility had a borrowing base of $50,000,000 as of March 31, 2023, and a maturity date of September 1, 2025. Interest on the Credit Facility will be calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of natural gas, oil and NGL price trends, and there remains a wide divergence in the opinions held in the industry. We can be significantly impacted by changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2023 will impact the amount of cash generated from operating activities, which will in turn impact the level of our capital expenditures for acquisitions and production. Excluding the impact of our 2023 derivative contracts, the price sensitivity for each $0.10 per MCF change in wellhead natural gas price is approximately $742,771 for operating revenue based on our fiscal year ended September, 30, 2022 natural gas volumes. The price sensitivity in 2023 for each $1.00 per barrel change in wellhead oil is approximately $198,535 for operating revenue based on our fiscal year ended September 30, 2022 oil volumes.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At March 31, 2023, we had $26,000,000 outstanding under the Credit Facility and the effective interest rate was 8.03%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $65,000 for the quarter ended March 31, 2023, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties that have existed in recent years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they do meet, reasonable assurance standards. Based on their evaluation as of the end of the quarterly period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective to ensure material information relating to us is made known to management.

Changes in Internal Control over Financial Reporting.

(23)

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting made during the quarter ended March 31, 2023 or subsequent to the date the assessment was completed.

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

ITEM 1A RISK FACTORS

We are subject to certain risks and hazards due to the nature of our business activities. For a discussion of these risks, please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Except as set forth below, there have been no material changes to the risk factors contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely impact our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, in March 2023, Signature Bank was placed into receivership. Further, uncertainty remains over liquidity concerns in the broader financial services industry. In March 2023, Credit Suisse agreed to be acquired by UBS following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority. On May 1, 2023, JPMorgan Chase purchased a substantial portion of First Republic Bank’s assets after the FDIC briefly took control of First Republic Bank.

Our deposits, particularly any deposits in excess of FDIC insurance limits, could be at risk if similar events were to occur at a financial institution holding our deposits. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase our Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program, which continues to allow us to repurchase up to $1.5 million of our Common Stock at management’s discretion. Our Board added language to clarify that the Repurchase Program is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. The Repurchase Program, as amended, does not otherwise place a cap on the aggregate number of shares of Common Stock that may be repurchased pursuant to the Repurchase Program. We did not repurchase shares of our Common Stock during the quarter ended March 31, 2023.

(24)

Restrictions upon the payment of dividends

The Credit Agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on payment of dividends.

ITEM 5 OTHER INFORMATION

Fourth Amendment to Credit Agreement

On May 5, 2023, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fourth Amendment, among other changes, the borrowing base under the Credit Facility was reduced from $50 million to $45 million, which constitutes the periodic redetermination of the borrowing base for June 1, 2023 and is not deemed an unscheduled redetermination.

The above description of the material terms and conditions of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amendment, which is filed as Exhibit 10.4 to this Form 10-Q.

ITEM 6 EXHIBITS

(a)	Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 31, 2022, by and between PHX Minerals Inc., an Oklahoma corporation, and PHX Minerals (DE) Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K12B filed April 5, 2022).

	3.1	Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K12B filed April 5, 2022).
	3.2	Amended and Restated Bylaws of PHX Minerals Inc. (incorporated by reference to Exhibit 3.2 to Form 10-K filed December 13, 2022).
	*10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2023).
	*10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Transition Report on Form 10-Q filed on February 8, 2023).
	*10.3	PHX Minerals Inc. Amended and Restated 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 8, 2023).
	10.4	Fourth Amendment to Credit Agreement dated as of May 5, 2023, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer.
	31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
	31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
	32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
	32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
	101.INS	Inline XBRL Instance Document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

(25)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHX MINERALS INC.
PHX MINERALS INC.

May 9, 2023	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

May 9, 2023	/s/ Ralph D’Amico
Date	Ralph D’Amico, Senior Vice President,
Chief Financial Officer

(26)