Form 10-Q
period 2023-06-30
PHX MINERALS INC.
filed 2023-08-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2023

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

Outstanding shares of Common Stock at August 7, 2023: 37,000,340 shares.

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

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,267,627	$2,115,652
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	5,839,904	9,783,996
Refundable income taxes	675,268	-
Held for sale assets	-	6,420,051
Derivative contracts, net	1,371,377	-
Other	370,896	1,543,956
Total current assets	9,525,072	19,863,655

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	189,868,020	181,431,139
Non-producing natural gas and oil properties	61,180,555	57,781,644
Other	1,347,124	1,122,436
	252,395,699	240,335,219
Less accumulated depreciation, depletion and amortization	(110,426,239)	(107,085,212)
Net properties and equipment	141,969,460	133,250,007

Derivative contracts, net	-	141,345
Operating lease right-of-use assets	640,799	706,871
Other, net	596,874	695,399

Total assets	$152,732,205	$154,657,277

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$270,780	$504,466
Derivative contracts, net	-	1,534,034
Income taxes payable	-	576,427
Current portion of operating lease liability	226,389	217,656
Held for sale liabilities	-	889,155
Accrued liabilities and other	1,342,795	3,121,522
Total current liabilities	1,839,964	6,843,260

Long-term debt	23,750,000	33,300,000
Deferred income taxes, net	5,132,906	2,453,906
Asset retirement obligations	1,041,177	1,027,777
Derivative contracts, net	83,857	-
Operating lease liability, net of current portion	814,169	929,208

Total liabilities	32,662,073	44,554,151

Stockholders' equity:
Common Stock, $0.01666 par value; 54,000,500 shares authorized and 35,938,900 issued at June 30, 2023; 54,000,500 shares authorized and 35,938,206 issued at December 31, 2022	598,742	598,731
Capital in excess of par value	43,782,600	43,344,916
Deferred directors' compensation	1,368,956	1,541,070
Retained earnings	77,555,195	68,925,774
	123,305,493	114,410,491
Less treasury stock, at cost; 225,723 shares at June 30, 2023, and 300,272 shares at December 31, 2022	(3,235,361)	(4,307,365)
Total stockholders' equity	120,070,132	110,103,126
Total liabilities and stockholders' equity	$152,732,205	$154,657,277

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:	(unaudited)		(unaudited)
Natural gas, oil and NGL sales	$7,231,164	$19,561,568	$19,088,411	$34,345,433
Lease bonuses and rental income	111,991	209,329	425,141	371,237
Gains (losses) on derivative contracts	183,006	(2,387,226)	3,985,826	(15,370,632)
	$7,526,161	$17,383,671	23,499,378	$19,346,038
Costs and expenses:
Lease operating expenses	314,150	900,807	859,917	1,830,261
Transportation, gathering and marketing	906,373	1,430,136	2,035,129	2,918,654
Production taxes	461,893	925,197	1,043,326	1,622,590
Depreciation, depletion and amortization	2,210,332	2,022,832	4,100,322	4,143,948
Provision for impairment	-	6,277	2,073	6,277
Interest expense	524,294	286,345	1,081,767	516,557
General and administrative	3,177,103	2,877,614	6,159,012	5,621,878
Losses (gains) on asset sales and other	139,307	(630,547)	(4,195,121)	(2,891,682)
Total costs and expenses	7,733,452	7,818,661	11,086,425	13,768,483
Income (loss) before provision (benefit) for income taxes	(207,291)	9,565,010	12,412,953	5,577,555

Provision (benefit) for income taxes	(166,000)	976,000	2,901,000	1,009,000

Net income (loss)	$(41,291)	$8,589,010	$9,511,953	$4,568,555

Basic and diluted earnings (loss) per common share (Note 4)	$(0.00)	$0.25	$0.26	$0.13

Weighted average shares outstanding:
Basic	35,965,281	34,652,155	35,950,615	34,473,247
Diluted	35,965,281	34,851,214	36,034,438	34,473,247

Dividends per share of common stock paid in period	$0.0225	$0.02	$0.045	$0.035

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2023

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2022	35,938,206	$598,731	$43,344,916	$1,541,070	$68,925,774	(300,272)	$(4,307,365)	$110,103,126

Net income (loss)	-	-	-	-	9,553,244	-	-	9,553,244
Restricted stock award expense	-	-	580,998	-	-	-	-	580,998
Dividends	-	-	-	-	(50,034)	-	-	(50,034)
Distribution of restricted stock to employees and directors	-	-	(766,846)	-	-	53,476	766,846	-
Distribution of deferred directors' compensation	-	-	(24,330)	(281,497)	-	21,312	305,827	-
Increase in deferred directors' compensation charged to expense	-	-	-	53,589	-	-	-	53,589
Balances at March 31, 2023	35,938,206	$598,731	$43,134,738	$1,313,162	$78,428,984	(225,484)	$(3,234,692)	$120,240,923
(unaudited)
Net income (loss)					(41,291)			(41,291)
Purchase of treasury stock	-	-	-	-	-	(239)	(669)	(669)
Restricted stock awards	-	-	647,873	-	-	-	-	647,873
Dividends	-	-	-	-	(832,498)	-	-	(832,498)
Distribution of restricted stock to employees and directors	694	11	(11)	-	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	55,794	-	-	-	55,794
Balances at June 30, 2023	35,938,900	$598,742	$43,782,600	$1,368,956	$77,555,195	(225,723)	$(3,235,361)	$120,070,132
(unaudited)

(3)

Six Months Ended June 30, 2022

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2021	34,405,287	$573,192	$36,741,266	$1,835,721	$54,798,980	(377,232)	$(5,608,607)	$88,340,552

Net income (loss)	-	-	-	-	(4,020,455)	-	-	(4,020,455)
Cost of equity issuance	-	-	(48,166)	-	-	-	-	(48,166)
At-the-market offering	2,710	45	7,972	-	-	-	-	8,017
Restricted stock award expense	-	-	433,137	-	-	-	-	433,137
Distribution of deferred directors' compensation	61,452	1,024	462,735	(463,759)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	35,461	-	-	-	35,461
Balances at March 31, 2022	34,469,449	$574,261	$37,596,944	$1,407,423	$50,778,525	(377,232)	$(5,608,607)	$84,748,546
(unaudited)
Net income (loss)	-	-	-	-	8,589,010	-	-	8,589,010
At-the-market offering	1,211,521	20,184	4,722,585	-	-	-	-	4,742,769
Restricted stock awards	-	-	530,066	-	-	-	-	530,066
Dividends	-	-	-	-	(691,488)	-	-	(691,488)
Increase in deferred directors' compensation charged to expense	-	-	-	44,267	-	-	-	44,267
Balances at June 30, 2022	35,680,970	$594,445	$42,849,595	$1,451,690	$58,676,047	(377,232)	$(5,608,607)	$97,963,170
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(4)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Operating Activities	(unaudited)
Net income (loss)	$9,511,953	$4,568,555

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,100,322	4,143,948
Impairment of producing properties	2,073	6,277
Provision for deferred income taxes	2,679,000	(159,000)
Gain from leasing fee mineral acreage	(425,141)	(370,131)
Proceeds from leasing fee mineral acreage	488,173	450,881
Net (gain) loss on sales of assets	(4,428,212)	(3,028,394)
Directors' deferred compensation expense	109,383	79,728
Total (gain) loss on derivative contracts	(3,985,826)	15,370,632
Cash receipts (payments) on settled derivative contracts	1,865,779	(1,215,245)
Restricted stock award expense	1,228,871	963,203
Other	70,526	18,515
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	3,944,092	(3,760,490)
Other current assets	405,055	247,518
Accounts payable	(228,305)	(155,410)
Income taxes receivable	(675,268)	(860,416)
Other non-current assets	95,283	(403,745)
Income taxes payable	(576,427)	(499,939)
Accrued liabilities	(332,066)	304,497
Total adjustments	4,337,312	11,132,429
Net cash provided by operating activities	13,849,265	15,700,984

Investing Activities
Capital expenditures	(275,419)	(158,847)
Acquisition of minerals and overriding royalty interests	(11,914,003)	(18,228,580)
Net proceeds from sales of assets	9,223,405	3,265,897
Net cash provided (used) by investing activities	(2,966,017)	(15,121,530)

Financing Activities
Borrowings under Credit Facility	6,000,000	10,300,000
Payments of loan principal	(15,550,000)	(2,000,000)
Net proceeds from equity issuance	-	4,702,619
Cash receipts from (payments on) off-market derivative contracts	(560,162)	(9,443,174)
Purchases of treasury stock	(669)	-
Payments of dividends	(1,620,442)	(1,208,967)
Net cash provided (used) by financing activities	(11,731,273)	2,350,478

Increase (decrease) in cash and cash equivalents	(848,025)	2,929,932
Cash and cash equivalents at beginning of period	2,115,652	1,559,350
Cash and cash equivalents at end of period	$1,267,627	$4,489,282

Supplemental Disclosures of Cash Flow Information:

Interest paid (net of capitalized interest)	$1,155,637	$487,487
Income taxes paid (net of refunds received)	$1,473,696	$2,528,356

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$-	$-

Gross additions to properties and equipment	$12,952,046	$18,248,046
Net increase (decrease) in accounts receivable for properties and equipment additions	(762,624)	139,381
Capital expenditures and acquisitions	$12,189,422	$18,387,427

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three and six months ended June 30, 2023 and 2022:

(6)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$3,171,443	$388,160	$3,559,603	$9,357,464	$1,112,910	$10,470,374
Oil revenue	2,659,813	369,530	3,029,343	6,092,763	1,049,367	7,142,130
NGL revenue	386,407	255,811	642,218	891,177	584,730	1,475,907
Natural gas, oil and NGL sales	$6,217,663	$1,013,501	$7,231,164	$16,341,404	$2,747,007	$19,088,411

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$8,457,521	$4,494,665	$12,952,186	$14,078,545	$7,409,634	$21,488,179
Oil revenue	3,340,065	1,808,814	5,148,879	5,890,527	3,970,058	9,860,585
NGL revenue	675,829	784,674	1,460,503	1,383,337	1,613,332	2,996,669
Natural gas, oil and NGL sales	$12,473,415	$7,088,153	$19,561,568	$21,352,409	$12,993,024	$34,345,433

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the quarters ended June 30, 2023 and 2022, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide. Through cash received on new wells, in the quarters ended June 30, 2023 and 2022, the Company identified several producing properties on its minerals that had production dates prior to the quarters ended June 30, 2023 and 2022. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the natural gas, oil and NGL sales on the Company’s Statements of Operations and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables.

In connection with obtaining more relevant information on new wells on Company acreage during the quarters ended June 30, 2023 and June 30, 2022, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $216,317 of which $35,625 related to the production periods before January 1, 2023 and $180,692 related to the three months ended March 31, 2023, and the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $894,099 of which $333,817 related to the production periods before January 1, 2022 and $560,282 related to the three months ended March 31, 2022, respectively.

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

As of June 30, 2023, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance is required for certain state deferred tax assets and for the quarter ended June 30, 2023, the change in the Company’s valuation allowance from December 31, 2022 is a decrease of $7,000 recorded in the income tax provision. The Company’s effective tax rate for the six months ended June 30, 2023 was a 23% provision as compared to an 18% provision for the six months ended June 30, 2022.

NOTE 4: Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares, during the period. Diluted earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares and any other potentially dilutive shares of Common Stock, during the period. Participating securities had no effect on basic and diluted EPS at June 30, 2023.

For the three and six months ended June 30, 2023 and 2022, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 692,685 and 556,555, respectively, for the three and six months ended June 30, 2023, and 720,254 and 445,943, respectively, for the three and six months ended June 30, 2022.

(8)

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS
Numerator:
Basic net income (loss)	$(41,291)	$8,589,010	$9,511,953	$4,568,555
Denominator:
Common Shares	35,713,335	34,438,807	35,705,890	34,248,566
Unissued, directors' deferred compensation shares	251,946	213,348	244,725	224,681
Basic weighted average shares outstanding	35,965,281	34,652,155	35,950,615	34,473,247
Basic EPS	$(0.00)	$0.25	$0.26	$0.13

Diluted EPS
Numerator:
Basic net income (loss)	$(41,291)	$8,589,010	$9,511,953	$4,568,555
Diluted net income (loss)	(41,291)	8,589,010	9,511,953	4,568,555
Denominator:
Basic weighted average shares outstanding	35,965,281	34,652,155	35,950,615	34,473,247
Effects of dilutive securities:
Unvested restricted stock	-	199,059	83,823	-
Diluted weighted average shares outstanding	35,965,281	34,851,214	36,034,438	34,473,247
Diluted EPS	$(0.00)	$0.25	$0.26	$0.13

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility had a borrowing base of $45,000,000 as of June 30, 2023, and has a maturity date of September 1, 2025. The Credit Facility is secured by the Company’s personal property and at least 75% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At June 30, 2023, the effective interest rate was 8.45%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of June 30, 2023 was $240,533. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX (as defined in the Credit Facility) of no more than 3.5 to 1.0 based on the trailing twelve months. At June 30, 2023, the Company was in compliance with the covenants of the Credit Facility, had $23,750,000 in outstanding borrowings and had $21,250,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

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

On April 20, 2023, the Company granted 92,544 shares of Common Stock in the form of time-based restricted stock to the non-employee directors of the Company, which had a fair value of $243,390. The shares of restricted stock fully vest in December 2023 and have voting rights during the vesting period.

Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized at the time of forfeiture. The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended June 30, 2023 and 2022 related to the Company’s market-based, time-based and performance-based restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Market-based, restricted stock	$523,408	$313,728	$1,046,818	$627,600
Time-based, restricted stock	124,465	216,338	182,053	335,603
Total compensation expense	$647,873	$530,066	$1,228,871	$963,203

A summary of the Company’s unrecognized compensation cost for its unvested market-based and time-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of June 30, 2023
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$1,491,657	1.46
Time-based, restricted stock	615,489	1.66
Total	$2,107,146

(10)

NOTE 8: Properties and Equipment

Acquisitions

The Company made the following property acquisitions during the six-month periods ended June 30, 2023 and 2022.

Quarter Ended	Net royalty acres (1)(2)	Cash Paid	Total Purchase Price (1)	Area of Interest
June 30, 2023
	151	$1.8 million	$1.8 million	Haynesville / SCOOP
March 31, 2023
	913	$10.8 million	$10.8 million	Haynesville / SCOOP
June 30, 2022
	938	$9.1 million	$9.1 million	Haynesville / SCOOP
March 31, 2022
	825	$9.3 million	$9.3 million	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the unleased minerals included in the net royalty acres.

All purchases made in 2023 and 2022 were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the six-month periods ended June 30, 2023 and 2022. Revenue and expenses recognized between the effective date and close date of divestitures is recorded in the Operating Activities section in the Statements of Cash Flows.

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price (3)	Gain/(Loss) (3)	Location
June 30, 2023
No significant divestitures
March 31, 2023
	757 acres	$0.3 million	$0.3 million	OK / TX
	268 wellbores	$10.7 million	$4.1 million (4)	OK / TX
June 30, 2022
	2,381 acres	$0.5 million	$0.5 million	AR / OK / TX
	27 wellbores	$0.5 million	$0.2 million	OK
March 31, 2022
	7,201 acres	$2.1 million	$2.1 million	NM / TX

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

Assets and liabilities held for sale

In the quarter ended December 31, 2022, the Company entered into two agreements to sell working interest in the Arkoma Basin and the Eagle Ford Play, and the Company recorded an impairment of $6.1 million to reduce the net book value of the working interest in the Arkoma Basin to fair value less cost to sell. As of December 31, 2022, the Arkoma Basin and Eagle Ford Play working interests had a net carrying value of approximately $5.5 million and were considered held for sale, resulting in the reclassification of $6.4 million of properties, plants and equipment (PP&E) to “Held for sale assets” and $0.9 million of asset retirement obligations, to “Held for sale liabilities” on the balance sheet. The Company received $0.8 million in deposits related to the held for sale assets recorded in “Accrued liabilities and other” on the balance sheet during the quarter ended December 31, 2022. These two divestitures closed in January 2023.

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three and six months ended June 30, 2023 and 2022, management’s assessment resulted in no impairment provisions on producing properties. The Company wrote off $2,073 and $6,277 on wells assigned to the operator with zero consideration received during the six months ended June 30, 2023 and 2022, respectively.

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

(12)

Derivative Contracts in Place as of June 30, 2023

Calendar Period	Contract total volume	Index	Contract average price
Natural gas costless collars
2023	480,000 Mmbtu	NYMEX Henry Hub	$3.34 floor / $6.21 ceiling
2024	1,025,000 Mmbtu	NYMEX Henry Hub	$3.77 floor / $6.18 ceiling
2025	270,000 Mmbtu	NYMEX Henry Hub	$3.25 floor / $5.25 ceiling
Natural gas fixed price swaps
2023	1,000,000 Mmbtu	NYMEX Henry Hub	$3.24
2024	780,000 Mmbtu	NYMEX Henry Hub	$3.33
Oil costless collars
2023	2,500 Bbls	NYMEX WTI	$75.00 floor / $96.00 ceiling
2024	23,450 Bbls	NYMEX WTI	$64.11 floor / $76.28 ceiling
Oil fixed price swaps
2023	33,250 Bbls	NYMEX WTI	$74.91
2024	10,200 Bbls	NYMEX WTI	$65.69
2025	4,800 Bbls	NYMEX WTI	$64.80

Derivative Settlements during the Three Months Ended June 30, 2023

				Settlement
Contract period (1)	Production volume	Index	Contract price	(paid) received
Natural gas costless collars
April - June 2023	20,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $4.70 ceiling	$54,220
April - June 2023	100,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $7.00 ceiling	$421,100
Natural gas fixed price swaps
April - June 2023	100,000 Mmbtu	NYMEX Henry Hub	$3.37	$382,100
April - June 2023	20,000 Mmbtu	NYMEX Henry Hub	$3.57	$88,420
April - June 2023	20,000 Mmbtu	NYMEX Henry Hub	$3.58	$89,020
June 2023	50,000 Mmbtu	NYMEX Henry Hub	$2.52	$16,950
Oil costless collars
March - May 2023	2,500 Bbls	NYMEX WTI	$75.00 floor / $96.00 ceiling	$12,515
Oil fixed price swaps
March 2023	1,000 Bbls	NYMEX WTI	$64.00	$(9,373)
March - May 2023	1,500 Bbls	NYMEX WTI	$67.55	$(32,673)
March - May 2023	750 Bbls	NYMEX WTI	$70.05	$(10,711)
March - May 2023	1,500 Bbls	NYMEX WTI	$80.80	$26,952
April - May 2023	1,000 Bbls	NYMEX WTI	$80.74	$10,421
			Total (paid) received	$1,048,941

(1) Natural gas derivatives settle at first of the month pricing and oil derivatives settle at a monthly daily average.

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $1,287,520 as of June 30, 2023, and a net liability of $1,392,689 as of December 31, 2022. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

(13)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash received (paid) on derivative contracts:
Natural gas costless collars	$475,320	$(653,495)	$1,190,910	$(805,685)
Natural gas fixed price swaps(1)	576,490	(3,562,961)	659,590	(4,037,896)
Oil costless collars	12,515	-	12,515	-
Oil fixed price swaps(1)	(15,384)	(1,453,691)	(183,653)	(2,037,332)
Cash received (paid) on derivative contracts, net	$1,048,941	$(5,670,147)	$1,679,362	$(6,880,913)
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(488,755)	$926,778	$94,846	$(538,825)
Natural gas fixed price swaps	(521,078)	1,853,506	1,652,299	(5,833,392)
Oil costless collars	29,131	(38,910)	51,394	(38,910)
Oil fixed price swaps	114,767	541,547	507,925	(2,078,592)
Non-cash gain (loss) on derivative contracts, net	$(865,935)	$3,282,921	$2,306,464	$(8,489,719)
Gains (losses) on derivative contracts, net	$183,006	$(2,387,226)	$3,985,826	$(15,370,632)

(1) For the six months ended June 30, 2023, excludes $373,745 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations. For the three and six months ended June 30, 2022, excludes $1,284,024 and $3,777,505, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations. Total cash paid related to off-market derivatives was $560,162 and $9,443,174, respectively, for the six months ended June 30, 2023 and 2022 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

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

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at June 30, 2023 and December 31, 2022. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at June 30, 2023 and December 31, 2022.

	June 30, 2023				December 31, 2022
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$1,724,913	$353,536	$253,874	$337,731	$908,001	$2,442,035	$627,664	$486,319
Offsetting adjustments	(353,536)	(353,536)	(253,874)	(253,874)	(908,001)	(908,001)	(486,319)	(486,319)
Net presentation on condensed balance sheets	$1,371,377	$-	$-	$83,857	$-	$1,534,034	$141,345	$-

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

(14)

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at June 30, 2023:

	Fair Value Measurement at June 30, 2023
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$420,708	$-	$420,708
Derivative Contracts - Collars	$-	$866,812	$-	$866,812

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

At June 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

NOTE 12: Subsequent Events

Subsequent to June 30, 2023, the Company entered into new derivative contracts as summarized in the table below:

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
December 2023 - September 2024	30,000 Mmbtu	NYMEX Henry Hub	$3.00floor/$3.60ceiling
October 2024 - June 2025	30,000 Mmbtu	NYMEX Henry Hub	$3.00floor/$5.00ceiling
Oil fixed price swaps
December 2023 - March 2024	750 Bbls	NYMEX WTI	$71.75
April - June 2024	1,300 Bbls	NYMEX WTI	$70.59
April - June 2025	1,000 Bbls	NYMEX WTI	$68.00

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

QUARTER ENDED JUNE 30, 2023 COMPARED TO QUARTER ENDED JUNE 30, 2022

Overview:

We recorded net loss of $41,291, or $0.00 per share, for the quarter ended June 30, 2023 compared to net income of $8,589,010, or $0.25 per share, for the quarter ended June 30, 2022. The change in net income was principally the result of decreased natural gas, oil and NGL sales and decreased gains on asset sales, partially offset by increased gains associated with our hedge contracts and decreased income tax provision. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Natural gas, oil and NGL sales	$7,231,164	$19,561,568	(63%)

For the quarter ended June 30, 2023, the decrease in natural gas, oil and NGL sales was primarily due to decreases in natural gas, oil and NGL prices of 72%, 30% and 49%, respectively, and decreases in natural gas, oil and NGL volumes of 2%, 16% and 15%, respectively. The following table outlines our production and average sales prices for natural gas, oil and NGL for the quarters ended June 30, 2023 and June 30, 2022:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2023	1,854,485	$1.92	41,009	$73.87	33,929	$18.93	2,304,113	$3.14
6/30/2022	1,897,799	$6.82	48,928	$105.23	39,732	$36.76	2,429,760	$8.05

(16)

Total production for the last six quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2023	1,854,485	41,009	33,929	2,304,113
3/31/2023	1,959,010	54,107	33,104	2,482,276
12/31/2022	1,669,320	52,406	38,611	2,215,419
9/30/2022	2,047,614	49,902	40,761	2,591,588
6/30/2022	1,897,799	48,928	39,732	2,429,760
3/31/2022	1,908,030	51,631	40,371	2,460,042

Royalty interest production for the last six quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2023	1,673,346	35,599	20,516	2,010,036
3/31/2023	1,700,974	45,395	20,063	2,093,722
12/31/2022	1,303,825	33,691	20,353	1,628,089
9/30/2022	1,525,363	32,202	20,488	1,841,502
6/30/2022	1,283,737	32,562	19,369	1,595,323
3/31/2022	1,261,949	28,758	18,852	1,547,609

Working interest production for the last six quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2023	181,139	5,410	13,413	294,077
3/31/2023	258,036	8,712	13,041	388,554
12/31/2022	365,495	18,715	18,258	587,330
9/30/2022	522,251	17,700	20,273	750,086
6/30/2022	614,062	16,366	20,363	834,437
3/31/2022	646,081	22,873	21,519	912,433

The production increase in royalty volumes during the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022, resulted from new wells in the Haynesville Shale coming online.

Lease Bonuses and Rental Income:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Lease bonuses and rental income	$111,991	$209,329	(47%)

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income decreased $97,338 in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily as the result of decreased leasing activity.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. Gains (losses) on derivative contracts represent the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii)

(17)

gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$1,048,941	$(5,670,147)	118%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(865,935)	$3,282,921	(126%)
Gains (losses) on derivative contracts, net	$183,006	$(2,387,226)	108%

	As of June 30,
	2023	2022
Fair value of derivative contracts
Net asset (net liability)	$1,287,520	$(11,258,090)	111%

(1) Excludes $1,284,024 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the quarter ended June 30, 2022.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in June 30, 2023 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at June 30, 2023 had expiration dates through March 2025. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Lease operating expenses	$314,150	$900,807	(65%)
Lease operating expenses per working interest MCFE	$1.07	$1.08	(1%)
Lease operating expenses per total MCFE	$0.14	$0.37	(62%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $586,657, or 65%, in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. The decrease in LOE was principally the result of the divestiture of working interest properties.

Transportation, Gathering and Marketing:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Transportation, gathering and marketing	$906,373	$1,430,136	(37%)
Transportation, gathering and marketing per MCFE	$0.39	$0.59	(34%)

Transportation, gathering and marketing costs decreased $523,763, or 37%, in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. This decrease was primarily driven by the divestiture of assets with higher associated transportation, gathering and marketing rates and the increase in natural gas sales in fields with lower associated transportation, gathering and marketing rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

(18)

Production Taxes:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Production taxes	$461,893	$925,197	(50%)
Production taxes as % of sales	6.4%	4.7%	36%

Production taxes are paid on produced natural gas and oil based on either a percentage of revenues from products sold at both fixed and variable rates or a fixed rate per unit produced established by federal, state or local taxing authorities. Production taxes decreased $463,304, or 50%, in the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022. The decrease in amount was primarily the result of the decrease in sales in the quarter ended June 30, 2023.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Depreciation, depletion and amortization	$2,210,332	$2,022,832	9%
Depreciation, depletion and amortization per MCFE	$0.96	$0.83	16%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $187,500, or 9%, in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, of which $291,786 of the increase resulted from a $0.13 increase in the DD&A rate per MCFE, partially offset by an decrease of $104,286 resulting from production decreasing 5%. The purchase of additional minerals, conversions of overriding royalty interest and a large transfer of non-producing minerals, which are amortized over 33 years, to producing minerals, which are amortized over 20 years, were the biggest contributions to the increase in the quarter ended June 30, 2023.

Provision for Impairment:

During the quarter ended June 30, 2022, impairment of $6,277 was related to working interest wells in which we assigned our interests to the operator.

Interest expense:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Interest expense	$524,294	$286,345	83%
Weighted average debt outstanding	$25,093,407	$26,976,923	(7%)

The increase in interest expense is due to a higher average interest rate in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022.

Income Tax Expense:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Provision (benefit) for income taxes	$(166,000)	$976,000	(117%)

Income taxes decreased $1,142,000, from a $976,000 provision in the quarter ended June 30, 2022 to a $166,000 benefit in the quarter ended June 30, 2023. The change in income taxes resulted from net loss recorded in the quarter ended June 30, 2023.

General and Administrative Costs (G&A):

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
General and administrative	$3,177,103	$2,877,614	10%

(19)

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the quarter ended June 30, 2023 increased $299,489 as compared to the quarter ended June 30, 2022. The increase for the quarter ended June 30, 2023 was primarily due to an increase in restricted stock expense and fees for professional services.

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Losses (gains) on asset sales and other	$139,307	$(630,547)	(122%)

The decrease from the gain to the loss on asset sales and other is primarily related to the gain recognized on divestitures during the quarter ended June 30, 2022.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022

Overview:

We recorded net income of $9,511,953, or $0.26 per share, for the six months ended June 30, 2023 compared to net income of $4,568,555, or $0.13 per share, for the six months ended June 30, 2022. The change in net income was principally the result of increased gains associated with our hedge contracts and increased gains on asset sales, partially offset by decreased natural gas, oil and NGL sales and increased income tax provision. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Natural gas, oil and NGL sales	$19,088,411	$34,345,433	(44%)

For the six months ended June 30, 2023 and 2022, the decrease in natural gas, oil and NGL sales was primarily due to decreases in natural gas, oil and NGL prices of 51%, 23% and 41%, respectively, and decreases in oil and NGL volumes of 5% and 16%, respectively. The following table outlines our production and average sales prices for natural gas, oil and NGL for the six-month periods ended June 30, 2023 and June 30, 2022:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
6/30/2023	3,813,496	$2.75	95,116	$75.09	67,033	$22.02	4,786,390	$3.99
6/30/2022	3,805,829	$5.65	100,559	$98.06	80,103	$37.41	4,889,802	$7.02

The production increase in royalty volumes during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, resulted from new wells in the Haynesville Shale coming online.

Lease Bonuses and Rental Income:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Lease bonuses and rental income	$425,141	$371,237	15%

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income increased $53,904 in the six months ended June 30, 2023 period compared to the six months ended June 30, 2022, primarily as the result of increased leasing activity.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. Gains (losses) on derivative contracts represent the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii)

(20)

gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$1,679,362	$(6,880,913)	124%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$2,306,464	$(8,489,719)	127%
Gains (losses) on derivative contracts, net	$3,985,826	$(15,370,632)	126%

	As of June 30,
	2023	2022
Fair value of derivative contracts
Net asset (net liability)	$1,287,520	$(11,258,090)	111%

(1) Excludes $373,745 and $3,777,505, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the six months ended June 30, 2023 and 2022.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in June 30, 2023 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at June 30, 2023 had expiration dates through March 2025. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Lease operating expenses	$859,917	$1,830,261	(53%)
Lease operating expenses per working interest MCFE	$1.26	$1.05	20%
Lease operating expenses per MCFE	$0.18	$0.37	(51%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $970,344, or 53%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in LOE was principally the result of the divestiture of higher LOE working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Transportation, gathering and marketing	$2,035,129	$2,918,654	(30%)
Transportation, gathering and marketing per MCFE	$0.43	$0.60	(28%)

Transportation, gathering and marketing costs decreased $883,525, or 30%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by the divestiture of assets with higher associated transportation, gathering and marketing rates and the increase in natural gas sales in fields with lower associated transportation, gathering and marketing rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

(21)

Production Taxes:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Production taxes	$1,043,326	$1,622,590	(36%)
Production taxes as % of sales	5.5%	4.7%	17%

Production taxes are paid on produced natural gas and oil based on either a percentage of revenues from products sold at both fixed and variable rates or a fixed rate per unit produced established by federal, state or local taxing authorities. Production taxes decreased $579,264, or 36%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in amount was primarily the result of the decrease in sales in the six months ended June 30, 2023.

Depreciation, Depletion and Amortization (DD&A):

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Depreciation, depletion and amortization	$4,100,322	$4,143,948	(1%)
Depreciation, depletion and amortization per MCFE	$0.86	$0.85	1%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A decreased $43,626, or 1%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, of which $87,899 of the decrease resulted from production decreasing 2%, partially offset by an increase of $44,273 resulted from a $0.01 increase in the DD&A rate per MCFE. The purchase of additional minerals, conversions of overriding royalty interest and a large transfer of non-producing minerals, which are amortized over 33 years, to producing minerals, which are amortized over 20 years, in the six months ended June 30, 2023, partially offset the decrease in DD&A.

Provision for Impairment:

During the six months ended June 30, 2023 and 2022, impairment of $2,073 and $6,277, respectively, was related to working interest wells in which we assigned our interests to the operator.

Interest expense:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
Interest expense	$1,081,767	$516,557	109%
Weighted average debt outstanding	$26,650,829	$24,734,254	8%

The increase in interest expense is due to a higher average debt balance and average interest rate in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Income Tax Expense:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)

Provision (benefit) for income taxes	$2,901,000	$1,009,000	188%

Income taxes increased $1,892,000, from $1,009,000 in the six months ended June 30, 2022 to $2,901,000 in the six months ended June 30, 2023. The change in income taxes resulted from an increase in deferred tax expense due to the recognition of deferred tax assets generated from the divestiture of working interests partially offset by the net operating loss generated from the divestiture of those working interests, as well as an increase in value of the derivatives for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

(22)

General and Administrative Costs (G&A):

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)
General and administrative	$6,159,012	$5,621,878	10%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the six months ended June 30, 2023 increased $537,134 as compared to the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was primarily due to an increase in restricted stock expense and fees for professional services.

Losses (Gains) on Asset Sales and Other:

	For the Six Months Ended June 30,
			Percent
	2023	2022	Incr. or (Decr.)

Losses (gains) on asset sales and other	$(4,195,121)	$(2,891,682)	45%

The increase in gain on asset sales and other is primarily related to the gain recognized on divestitures during the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $6,313,731 at June 30, 2023, compared to positive working capital of $14,554,429 at December 31, 2022.

Liquidity:

Cash and cash equivalents were $1,267,627 as of June 30, 2023, compared to $2,115,652 at December 31, 2022, a decrease of $848,025. The decrease in cash is primarily associated with our mineral and royalty acquisition program and paydown of debt. Cash flows for the six months ended June 30, 2023 and 2022 are summarized as follows:

Net cash provided (used) by:	For the Six Months Ended June 30,
	2023	2022	Change

Operating activities	$13,849,265	$15,700,984	$(1,851,719)
Investing activities	(2,966,017)	(15,121,530)	12,155,513
Financing activities	(11,731,273)	2,350,478	(14,081,751)
Increase (decrease) in cash and cash equivalents	$(848,025)	$2,929,932	$(3,777,957)

Operating activities:

Net cash provided by operating activities decreased $1,851,719 during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily as the result of the following:

•
receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other decreasing by $6,050,326;
•
increased payments for G&A and other expense of $676,900; and
•
increased interest payments of $668,150;

partially offset by:

•
increased net receipts on derivative contracts of $3,081,024;
•
decreased field operating expenses of $1,370,791;

(23)

•
decreased income tax payments of $1,054,660; and
•
increased lease bonus receipts of $37,182.

Investing activities:

Net cash used by investing activities decreased $12,155,513 during the six months ended June 30, 2023, as compared to the six months ended June 30, 2023, primarily due to lower acquisition costs of $6,314,577 and higher net proceeds from the sale of assets of $5,957,508, partially offset by higher payments of $116,572 for capital expenditures on legacy working interest wells and furniture and fixtures.

Financing activities:

Net cash used by financing activities increased $14,081,751 during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to net payments on long-term debt of $9,550,000 in the six months ended June 30, 2023 compared to net borrowings of $8,300,000 in the six months ended June 30, 2022, a decrease in net proceeds from equity issuances of $4,702,619, and an increase of $411,475 in dividend payments, partially offset by decreased cash payments on off-market derivative contracts of $8,883,012.

Capital Resources:

We had no capital expenditures to drill and complete new wells in the six months ended June 30, 2023 and 2022 as a result of our strategy to cease participating in new wells with a working interest after fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we decided to cease any further participation with a working interest on our mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal, as the expenditures will be limited to capital workovers to enhance existing wells.

(24)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended	Net royalty acres (1)(2)	Cash Paid	Total Purchase Price (1)	Area of Interest
June 30, 2023
	151	$1.8 million	$1.8 million	Haynesville / SCOOP
March 31, 2023
	913	$10.8 million	$10.8 million	Haynesville / SCOOP
December 31, 2022
	1,257	$14.6 million	$14.6 million	Haynesville / SCOOP
September 30, 2022
	924	$13.6 million	$13.6 million	Haynesville / SCOOP
June 30, 2022
	938	$9.1 million	$9.1 million	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

We received lease bonus payments during the six months ended June 30, 2023 and 2022 totaling approximately $0.5 million and $0.5 million, respectively. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at June 30, 2023.

(25)

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Six Months Ended
June 30, 2023
Cash provided by operating activities	$13,849,265
Cash provided (used) by:

Capital expenditures - acquisitions	(11,914,003)
Capital expenditures - legacy working interest wells and furniture and fixtures	(275,419)
Quarterly dividends	(1,620,442)
Treasury stock purchases	(669)
Net borrowings (payments) on credit facility	(9,550,000)
Net proceeds from sale of assets	9,223,405
Cash receipts from (payments on) off-market derivative contracts	(560,162)
Net cash used	(14,697,290)

Net increase (decrease) in cash	$(848,025)

Outstanding borrowings under our Credit Facility at June 30, 2023 were $23,750,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand, and borrowings under our Credit Facility. At June 30, 2023, we had availability of $21.3 million under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, as defined in the Credit Agreement, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

Our $100,000,000 Credit Facility is with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021, as amended. The Credit Facility had a borrowing base of $45,000,000 as of June 30, 2023, and a maturity date of September 1, 2025. Interest on the Credit Facility will be calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2023, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, we expect to have sufficient liquidity to fund our ongoing operations.

(26)

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

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At June 30, 2023, we had $23,750,000 outstanding under the Credit Facility and the effective interest rate was 8.45%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $118,750 for the six months ended June 30, 2023, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties that have existed in recent years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

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

Changes in Internal Control over Financial Reporting.

(27)

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting made during the quarter ended June 30, 2023.

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

ITEM 1A RISK FACTORS

We are subject to certain risks and hazards due to the nature of our business activities. For a discussion of these risks, please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. Except as set forth in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, there have been no material changes to the risk factors contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase our Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program, which continues to allow us to repurchase up to $1.5 million of our Common Stock at management’s discretion. Our Board added language to clarify that the Repurchase Program is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. The Repurchase Program, as amended, does not otherwise place a cap on the aggregate number of shares of Common Stock that may be repurchased pursuant to the Repurchase Program. We repurchased 239 shares of our Common Stock during the quarter ended June 30, 2023.

The table below sets forth the information with respect to repurchase of our Common Stock during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
June 1 – June 30	239(1)	$2.80	–	$1,500,000
Total	239	$2.80	–	$1,500,000

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

(28)

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
10.1

Fourth Amendment to Credit Agreement dated as of May 5, 2023, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 9, 2023).

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

PHX MINERALS INC.
PHX MINERALS INC.

August 8, 2023	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

August 8, 2023	/s/ Ralph D’Amico
Date	Ralph D’Amico, Senior Vice President,
Chief Financial Officer

(29)