Form 10-K
period 2023-12-31
PHX MINERALS INC.
filed 2024-03-12
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). yes ☐ no ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the $3.12 per share closing price of registrant's Common Stock, as reported by the New York Stock Exchange at June 30, 2023, the last day of the Registrant’s most recently completed second fiscal quarter, was $92,484,438.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2024, was 37,438,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of PHX Minerals Inc. (to be filed no later than 120 days after December 31, 2023) relating to the Annual Meeting of Stockholders, to be held on May 16, 2024, are incorporated into Part III of this Form 10-K.

T A B L E O F C O N T E N T S

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Annual Report on Form 10-K”, this “Annual Report” or this “Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-K by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions.

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
At-The-Market Offering

Our Common Stock offering arrangement by which we may offer and sell, from time to time through or to Stifel, up to 3,000,000 shares of our Common Stock pursuant to an At-The-Market Equity Offering Sales Agreement, as amended, with Stifel as sales agent and/or principal. The At-The-Market Offering was terminated in December 2022.

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

Fiscal year references

In December 2022, the Company changed its fiscal year end from September 30 to December 31. Accordingly, the Company reported a transition period that ran from October 1, 2022 through December 31, 2022, which we refer to as the “Transition Period”. All references to years or fiscal years in this Annual Report, unless otherwise noted, refer to the Company’s fiscal year ended December 31 with respect to 2023 and September 30 with respect to prior years. For example, references to 2023 mean the fiscal year ended December 31, 2023 and references to 2022 mean the fiscal year ended September 30, 2022.

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

Strategic Focus on Mineral Ownership

During fiscal year 2019, we made the strategic decision to focus on perpetual natural gas and oil mineral ownership and growth by acquiring minerals in our core focus areas and by developing our significant mineral acreage inventory. In accordance with this strategy, we have ceased taking any working interest positions on our mineral and leasehold acreage. The legacy non-operated working interests require us to contribute our proportionate share of the costs incurred by the operator in the development of such minerals. During the two fiscal years ended December 31, 2023 and September 30, 2022 and the Transition Period ended December 31, 2022, we did not participate with a working interest in the drilling of any new wells. We believe that our strategy to focus on mineral ownership is the best path forward to provide our stockholders the greatest risk-weighted returns on their investments. Our producing mineral and leasehold properties are located primarily in Oklahoma, Texas, Louisiana, North Dakota and Arkansas.

A “mineral fee” is an interest in real property in which the owner owns all of the rights to the minerals under the surface in perpetuity, as compared to a mineral lease in which the lessee’s rights end at the expiration of the lease term or after production in paying quantities ceases with respect to the lease or the lease otherwise terminates in accordance with its terms. Generally, the mineral interest owner of a mineral fee interest reserves a non-cost bearing royalty interest upon the lease of such gas, oil, and other minerals to a gas and oil exploration and development company. Such companies lease such mineral interests from the fee mineral owner for a term with the expectation of producing natural gas and oil, thereby generating free cash flow from bonuses and royalties to the mineral interest owner. The majority of our revenues is derived from royalties generated from the production and sale of natural gas, oil and NGL on our minerals and these royalties are tied to our perpetual ownership of mineral acreage. Royalties are due and payable whenever the operator of such interest produces and sells natural gas, oil or NGL from wells located on our mineral acreage.

As of December 31, 2023, we owned approximately 240,651 perpetual mineral acres, as detailed in the table below:

Play	Net Acres	% Producing	% Leased But Not Producing	% Unleased
SCOOP	8,307	70%	8%	22%
STACK	5,810	90%	4%	6%
Arkoma Stack	9,794	75%	1%	24%
Haynesville	4,913	100%	0%	0%
Bakken /Three Forks	3,123	89%	0%	11%
Fayetteville	9,867	73%	0%	27%
Other	198,837	18%	2%	80%
Total:	240,651	29%	2%	69%

Approximately 31% of our net minerals are currently under lease with an operator of which 29% have a producing well. Additionally, approximately 69% of our net mineral position is currently unleased, providing the opportunity to generate additional cash flow from bonus payments and royalties without spending additional capital. We may also generate additional cash flows through opportunistically divesting unleased minerals. We also own working interests, royalty interests or both in 6,773 producing natural gas and oil wells and 168 wells in the process of being drilled or completed.

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

Our Business Strengths

We believe the following attributes position us to achieve our objectives:

•
Focusing on Perpetual Mineral Fee Ownership. Our strategic decision to focus on mineral ownership provides us with the perpetual option to benefit from future development and technology. We are focused on generating meaningful revenues through lease bonuses and royalty interests, and our royalty revenue as a percentage of total revenue continues to increase. As of December 31, 2023, we owned approximately 240,651 net mineral acres located primarily in Oklahoma, Texas, North Dakota, Louisiana and Arkansas. We also own working interests, royalty interests or both in 6,773 producing natural gas and oil wells and 168 wells in the process of being drilled or completed.
•
Mineral and Leasehold Ownership in Multiple Top-Tier Resource Plays. We own mineral and leasehold interests in multiple top-tier resource plays in the United States, including positions in the Haynesville, SCOOP, STACK, Bakken/Three Forks, Arkoma Woodford, Permian Basin and Fayetteville plays. A significant portion of our revenues is derived from the production and sale of natural gas, oil and NGL from these positions. During fiscal year 2023, production on our acreage averaged 25,697 Mcfed with approximately 80%, 12% and 8% of such volumes derived from the production of natural gas, oil and NGL, respectively.

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

Prices of natural gas, oil and NGL are dependent on numerous factors beyond our control, including supply and demand, competition, weather, international events and geopolitical circumstances, actions taken by OPEC and economic, political and regulatory developments. Since demand for natural gas is subject to weather conditions, prices received for our natural gas production may be subject to seasonal variations.

We enter into price risk management financial instruments (derivatives) to reduce our exposure to fluctuations in the price of natural gas and oil and to protect our return on investments. The derivative contracts apply only to a portion of our natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in natural gas and oil prices. Please see Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding the derivative contracts we enter into.

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

Major Customers

Our natural gas, oil and NGL production is sold, in most cases, through our lessees or well operators to numerous different purchasers. The loss of certain major purchasers of natural gas, oil and NGL production could have a material adverse effect on our ability to produce and sell, through our lessees or well operators, natural gas, oil and NGL production. The following table shows sales to major purchasers, by percentage, through various operators/purchasers during the year ended December 31, 2023, the Transition Period consisting of the three months ended December 31, 2022, and the year ended September 30, 2022.

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Company A	14%	9%	9%
Company B	13%	4%	2%
Company C	3%	7%	10%

Regulation of the Natural Gas and Oil Industry

General

As the owner of mineral fee interests and non-operating working interests, we do not have any employees or contractors operating in the field, and we are not directly subject to many of the regulations of the oil and gas industry. The following disclosure describes regulations and environmental matters more directly associated with operators of natural gas and oil properties, including our current operators. Since we do not operate any wells in which we have interests, actual compliance with many laws and regulations is controlled by the well operators, and we are responsible only for our proportionate share of the costs, if any, involved on wells in which we own a working interest.

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

Employees

At December 31, 2023, we had 20 full-time employees, including our executive officers, and did not have any part-time employees.

Executive Officers

Chad L. Stephens, age 68, has served as our President and Chief Executive Officer since January 2020. Mr. Stephens served as Interim CEO from October 2019 to December 2019, and he has served as a Director of the Company since September 2017. Prior to joining the Company, Mr. Stephens held several positions at Range Resources Corporation from 1990 through his retirement in 2018, where he served as Senior Vice President – Corporate Development.

Ralph D’Amico, age 48, has served as our Chief Financial Officer and Senior Vice President since March 2020 and served as Vice President – Business Development from January 2019 through February 2020. Prior to joining the Company, Mr. D’Amico served as a Managing Director focused on energy at Stifel Nicolaus and Seaport Global Securities and held various other energy investment banking positions at Jefferies, Friedman Billings Ramsey and Salomon Smith Barney prior to then.

Chad D. True, age 38, has served as our Senior Vice President of Accounting and Corporate Secretary since January 2024, Vice President of Accounting and Assistant Corporate Secretary from January 2022 through December 2023, and as Director of Accounting and Assistant Corporate Secretary from May 2020 through December 2021. Prior to joining the Company, he held various audit and accounting positions at Grant Thornton LLP and Wexford Capital LP and has more than 16 years of accounting experience.

Danielle D. Mezo, age 36, has served as our Vice President of Engineering since January 2022 and as Director of Engineering from November 2020 through December 2021. Prior to joining the Company, she held various reservoir engineering, reserves, acquisitions, corporate planning, and management positions at SandRidge Energy and has 14 years of experience in the oil and gas industry.

Kenna D. Clapp, age 37, has served as our Vice President of Land since January 2023 and as Director of Land from November 2020 through December 2022. Prior to joining the Company, she held various land positions at Chesapeake Energy and has more than 14 years of land experience across multiple basins including Haynesville, Eagleford, Mid-Continent and Barnett.

Taylor G. McClain, age 35, joined the Company as Vice President of Geology in February 2024. Prior to joining the Company, Mr. McClain served as as Managing Director of Geology at Redfield Energy Partners and Director of Geology at UBS Investment Bank. Prior to that, Mr. McClain held roles as an exploration and production Geologist with Range Resources, and has over 10 years of experience across multiple basins including Appalachia, Haynesville, Permian and Mid-Continent.

Corporate Office

Our corporate headquarters are located at 1320 South University Drive, Suite 720, Fort Worth, TX 76107. All geology, engineering and accounting employees are located at 1601 NW Expressway, Suite 1100, Oklahoma City, OK 73118. Our telephone number is (405) 948-1560 and our website is www.phxmin.com.

Available Information

We make available free of charge on our website (www.phxmin.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the SEC.

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

The supply of and demand for natural gas, oil and NGL impact the revenues we realize in connection with the sale of these commodities and, in turn, materially affect our financial results. Our revenues, operating results, cash available for distribution and the carrying value of our natural gas and oil properties depend significantly upon the prevailing prices for natural gas, oil and NGL. Natural gas, oil and NGL prices have historically been, and will likely continue to be, volatile. The prices for natural gas, oil and NGL are subject to wide fluctuation in response to a number of factors beyond our control, including:

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
•
social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the U.S., such as the conflicts between Ukraine and Russia and between Israel and Hamas;
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

The volatility of the energy markets makes it extremely difficult to predict future natural gas, oil and NGL price movements with any certainty. Natural gas, oil and NGL prices continued to fluctuate in fiscal year 2023. Our financial position, results of operations, access to capital and the quantities of natural gas, oil and NGL that may be economically produced would be negatively impacted if natural gas, oil and NGL prices were low for an extended period of time. The ways in which low prices could have a material negative effect include the following:

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

The conflicts in Ukraine and Israel and related price volatility and geopolitical instability could negatively impact our business.

Global geopolitical tensions, including instability in the Middle East, and the conflicts between Russia and Ukraine and between Israel and Hamas, have caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of military actions, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

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

Our standardized measure of oil and natural gas reserves is calculated using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period prior to fiscal year end. These prices and the operating costs in effect as of the date of estimation are held flat over the life of the properties. Production and income tax expenses are deducted from this calculation of future estimated development, with the result discounted at 10% per annum to reflect the timing of future net revenue in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.

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

Because PUD reserves, under SEC reporting rules, may only be recorded if the wells they relate to are scheduled to be drilled within five years of the date of recording, the removal of PUD reserves that are not developed within this five-year period may be required. Removals of this nature may significantly reduce the quantity and present value of our natural gas, oil and NGL reserves. Please read Item 2 – “Properties – Proved Reserves” and Supplementary Information to the financial statements included in Item 8 – “Financial Statements and Supplementary Data.”

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

On September 1, 2021, we entered into a four-year Credit Agreement (as amended, the “Credit Agreement”) with certain lenders and Independent Bank, as Administrative Agent and Letter of Credit Issuer (as defined in the Credit Agreement). The Credit Agreement replaced our prior revolving credit facility set forth in the Amended and Restated Credit Agreement dated as of November 25, 2013, as amended, among the Company, each lender party thereto, and BOKF, NA dba Bank of Oklahoma, as administrative agent, which we repaid in full and terminated. As of December 31, 2023, we had a balance of $32,750,000 drawn on our credit facility set forth in the Credit Agreement (the “Credit Facility). The Credit Facility’s borrowing base is currently set at $50,000,000. All obligations under the Credit Agreement are secured, subject to permitted liens and other exceptions, by a first-priority security interest on substantially all of our personal property and at least 75% of the total value of the proved, developed and producing Oil and Gas Properties (as defined in the Credit Agreement) owned by the Company.

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

In order to manage exposure to price volatility on our natural gas and oil production, we currently, and may in the future, enter into natural gas and oil derivative contracts for a portion of our expected production. Natural gas and oil price derivatives may limit the cash flow we actually realize and therefore reduce our ability to fund future projects. None of our natural gas and oil price derivative contracts are designated as hedges for accounting purposes; therefore, all changes in fair value of derivative contracts are reflected in earnings. Accordingly, these fair values may vary significantly from period to period, materially affecting reported earnings. In addition, this type of derivative contract can limit the benefit we would receive from increases in the prices for natural gas and oil. The fair value of our natural gas and oil derivative instruments outstanding as of December 31, 2023 was a net asset of $3,283,587.

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

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could negatively affect our business and affect how our stock trades. This could, in turn, negatively affect our ability to access public equity or debt markets for capital.

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

Certain beneficial provisions within the Tax Cuts and Jobs Act passed in December 2017 began to be reduced beginning in 2023 and, without legislative action, will continue to be reduced. As a result, the percentage of immediate bonus depreciation available for qualified property placed into service in 2024 is set to be 60%, and shall be reduced by 20% each year until it reaches 0% in 2027.

The Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, includes several provisions that are specifically applicable to corporations. The IRA includes an annual 15% minimum tax on corporations that have “average annual adjusted financial statement income” in excess of $1 billion over a three-year period. The IRA also includes a 1% tax on publicly traded corporations on the fair market value of stock repurchased during any taxable year. Such tax applies to the extent such buybacks exceed $1 million during such year, which buyback value may be offset by other stock issuances.

Additionally, further revisions to U.S. tax law, such as a reversal of the corporate income tax rate reduction, the repeal of the percentage depletion allowance, or the repeal of expensing for intangible drilling costs, could have a material adverse effect on our business. Moreover, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we apply U.S. tax law, with a corresponding impact on the results of our operations for the periods affected.

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

Legislation to regulate greenhouse gas emissions has periodically been introduced in the U.S. Congress, and such legislation may be proposed in the future. In December 2023, the EPA issued a final rule to regulate methane emissions from the oil and gas industry. States have authority to incorporate the emission guidelines proposed by the EPA or to adopt their own standards that achieve the same degree of emission limitations. The rule applies to the Crude Oil and Natural Gas source category, including the production, processing, transmission, and storage segments. The methane rule results in additional operating costs, such as costs to purchase and operate emissions controls or lower emitting equipment and costs to implement monitoring requirements.

At the international level, the “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden recommitted the United States to the Paris Agreement and in April 2021 announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. At the 2023 United Nations Climate Change Conference (“COP28”) in December 2023, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity. While no firm commitment or timeline to phase out or phase down fossil fuels was made, and the agreement is non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the production and use of fossil fuels. The full impact of these actions is uncertain at this time.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (IRA 2022) appropriates significant federal funding for renewable energy initiatives. These incentives could accelerate the transition of the U.S. economy towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas. Moreover, the IRA 2022 imposes a federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their greenhouse gas emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge could increase the operating costs of exploration and production operators.

Seismic Activity

Earthquakes in northern and central Oklahoma and elsewhere have prompted concerns about seismic activity and possible relationships with the energy industry. Several states have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation that could lead to operational delays, increase operating and compliance costs or otherwise adversely affect operations.

The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on us and our ability to hedge risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) required, in part, that the U.S. Commodity Futures Trading Commission (CFTC) and the SEC promulgate rules and regulations to establish federal oversight for the over-the-counter (OTC) derivatives markets and entities that participate in those markets. Among other things, the new rules and regulations impose (i) mandatory central clearing and exchange trading requirements on certain liquid, standardized swaps, (ii) initial and variation margin requirements on swaps that are not required to be centrally cleared, and (iii) position limits that cap the notional exposure market participants can have to certain physical commodity derivatives such as the energy-related swaps that we use to hedge risk. These new rules and regulations have impacted the cost and availability of derivative products and hedging and swap positions that our counterparties can make available to us. While the majority of Dodd-Frank Act rules and regulations have been promulgated and are already in effect, certain other rules and regulations remain to be finalized or effectuated and, therefore, the impact of those rules and regulations on us is uncertain at this time. Any further changes in the rules and regulations of derivative products, including swaps, may result in certain market participants deciding to curtail or cease their derivative activities with us altogether.

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

Increases in inflation could have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflicts between Ukraine and Russia and between Israel and Hamas. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

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

We have in the past issued, and may in the future from time to time issue, additional shares of Common Stock in public offerings pursuant to registration statements filed with the SEC. We also issue shares of our Common Stock in private transactions from time to time. For example, in the past we have issued shares of Common Stock in private transactions as consideration for the acquisition of mineral and royalty assets, and we have registered the resale of such shares through the filing of registration statements on Form S-3. We may also, in the future, issue securities other than Common Stock in public offerings or private transactions.

We cannot predict the effect, if any, that market sales of our securities or the availability of our securities will have on the prevailing market price of our Common Stock from time to time. Substantial sales of shares of our Common Stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our Common Stock to decline. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities. In addition, any such decline may make it more difficult for stockholders to sell shares of our Common Stock at prices they deem acceptable.

As of December 31, 2023, we were authorized to issue an aggregate of 54,010,500 shares of capital stock, consisting of 54,000,500 shares of Common Stock and 10,000 shares of preferred stock, par value $0.01666 per share (“Preferred Stock”), of which 37,438,237 shares of Common Stock and no shares of Preferred Stock were issued and outstanding on March 5, 2024. Future issuances of our Common Stock or Preferred Stock, or other securities convertible into our Common Stock or Preferred Stock, may result in significant dilution to our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders.

We may reduce or suspend our dividend in the future.

We have paid a quarterly dividend for many years. Our most recent quarterly dividend was $0.03 per share, and we have paid a quarterly dividend ranging from $0.01 per share or $0.03 per share for the past three years. In the future our Board may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position us for long‑term success. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. Although we do not currently have plans to reduce or suspend our dividend, there can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

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

ITEM 1B. Staff Comments

None

ITEM 1C. Cybersecurity

Cybersecurity risk management is part of the Company’s overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our Board of material cybersecurity threats and incidents. We engage with third party service providers to perform penetration tests and to inform us of possible vulnerabilities. In addition, cybersecurity training is provided to all employees on a regular basis but at least annually.

Our Board has overall oversight responsibility for our risk management, including the cybersecurity risk management program. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Principal Accounting Officer, who receives reports from our cybersecurity consultants and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Any significant cybersecurity incidents are reported to the audit committee, which is 100% independent, and ultimately to our Board. There were no such cybersecurity incidents in fiscal 2023, 2022, or 2021. Management presents an assessment of our cybersecurity processes, procedures, and results of testing to the Audit Committee at least annually.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – We may be subject to information technology system failures, network disruptions, cyber-attacks or other breaches in data security.” in this Form 10-K.

ITEM 2. Properties

General Background

We are focused on perpetual natural gas and oil mineral ownership in resource plays in the United States. As part of our evolution as a company, we also own interests in leasehold acreage and non-operated working interests in natural gas and oil properties.

At December 31, 2023, our principal properties consisted of (i) perpetual ownership of 240,651 net mineral acres, held principally in Oklahoma, Texas, Louisiana, North Dakota and Arkansas; (ii) leases on 13,293 net acres primarily in Oklahoma; and (iii) working interests, royalty interests or both in 6,773 producing natural gas and oil wells and 168 wells in the process of being drilled or completed.

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

Acreage

Mineral Interests Owned

The following table of mineral interests owned reflects, in each respective state, the number of (i) net and gross acres owned by the Company, (ii) net and gross producing acres owned by the Company, (iii) net and gross acres leased to others by the Company and (iv) net and gross acres open (unleased) as of December 31, 2023.

State	Net Acres	Gross Acres	Net Acres Producing (1)	Gross Acres Producing (1)	Net Acres Leased to Others (2)	Gross Acres Leased to Others (2)	Net Acres Unleased (3)	Gross Acres Unleased (3)
Oklahoma	106,151	1,040,241	48,501	450,414	3,827	30,949	53,823	558,878
Texas	31,653	262,193	5,249	79,510	2,053	12,411	24,351	170,272
Louisiana	3,711	39,143	3,710	39,138	1	5	-	-
North Dakota	14,318	90,358	2,788	26,745	-	-	11,530	63,613
Arkansas	11,754	55,417	7,236	32,237	-	-	4,518	23,180
Other	73,064	257,585	1,076	7,700	68	400	71,920	249,485
Total	240,651	1,744,937	68,560	635,744	5,949	43,765	166,142	1,065,428

(1)
“Producing” represents the mineral acres in which PHX owns a royalty or working interest in a producing well.
(2)
“Leased” represents the mineral acres owned by PHX that are leased to third parties but not producing.
(3)
“Unleased” represents mineral acres owned by PHX that are not leased or in production.

Leases

The following table reflects our net mineral acres leased from others, lease expiration dates through 2027, and net leased acres held by production related to leasehold as of December 31, 2023.

		Net Acres Expiring
State	Net Acres	2023	2024	2025	2026	2027	Net Acres Held by Production
Oklahoma	10,115	-	-	-	-	-	10,115
Texas	368	-	-	-	-	-	368
Other	1,083	-	-	-	-	-	1,083
Total	11,566	-	-	-	-	-	11,566

The following table reflects our net mineral acres leased from others, lease expiration dates through 2027, and net leased acres held by production related to our overriding royalty interests as of December 31, 2023.

		Net Acres Expiring
State	Net Acres	2023	2024	2025	2026	2027	Net Acres Held by Production
Louisiana	185	-	-	-	-	-	185
Oklahoma	1,511	-	-	-	-	-	1,511
Texas	31	-	-	-	-	-	31
Total	1,727	-	-	-	-	-	1,727

Proved Reserves

Summary of Proved Reserves

The following tables summarize estimates of total and royalty only proved reserves of natural gas, oil and NGL held by the Company as of December 31, 2023, compared to December 31, 2022 and September 30, 2022, using prices and costs under existing economic conditions. Proved reserves are located onshore within the contiguous United States and are principally made up of small interests in 6,773 wells, which are predominately located in the Mid-Continent region. Other than this Annual Report, our reserve estimates are not filed with any federal agency.

Summary of Proved Natural Gas and Oil Reserves

	Natural Gas	Oil	NGL	Total Proved
	(Mcf)	(Bbl)	(Bbl)	(Mcfe)
Net Proved Developed Reserves
December 31, 2023	44,479,988	937,465	1,362,944	58,282,442
December 31, 2022	48,596,944	1,253,838	1,660,439	66,082,606
September 30, 2022	50,304,185	1,275,853	1,698,046	68,147,579

Net Proved Undeveloped Reserves
December 31, 2023	11,508,969	134,497	99,712	12,914,223
December 31, 2022	12,608,549	118,168	48,136	13,606,373
September 30, 2022	11,933,021	106,924	64,637	12,962,387

Net Total Proved Reserves
December 31, 2023	55,988,957	1,071,962	1,462,656	71,196,665
December 31, 2022	61,205,493	1,372,006	1,708,575	79,688,979
September 30, 2022	62,237,206	1,382,777	1,762,683	81,109,966

Summary of Proved Natural Gas and Oil Royalty Reserves

	Natural Gas	Oil	NGL	Total Proved
	(Mcf)	(Bbl)	(Bbl)	(Mcfe)
Net Proved Developed Royalty Interest Reserves
December 31, 2023	36,156,363	731,527	715,683	44,839,623
December 31, 2022	31,467,785	628,289	712,342	39,511,571
September 30, 2022	32,055,133	607,727	685,166	39,812,491

Net Proved Undeveloped Royalty Interest Reserves
December 31, 2023	11,508,969	134,497	99,712	12,914,223
December 31, 2022	12,608,549	118,168	48,136	13,606,373
September 30, 2022	11,933,021	106,924	64,637	12,962,387

Net Total Proved Royalty Interest Reserves
December 31, 2023	47,665,332	866,024	815,395	57,753,846
December 31, 2022	44,076,334	746,457	760,478	53,117,944
September 30, 2022	43,988,154	714,651	749,803	52,774,878

Exploration and development of our natural gas and oil properties is conducted by natural gas and oil exploration and production companies, primarily larger independent operating companies. We do not operate any of our natural gas and oil properties.

For the three months ended December 31, 2022, our total net proved reserves decreased by 1.4 Bcfe, compared to September 30, 2022. The decrease in total proved reserves from September 30, 2022 to December 31, 2022 is attributable to a combination of the following factors:

•
Production of 2.2 Bcfe from our natural gas and oil properties.
•
Negative performance revisions of 2.1 Bcfe principally due to the shut in of a significant working interest well in the SCOOP play in the Ardmore basin of Oklahoma, and (i)wells located in an area with gas takeaway constraints located in the Haynesville Shale play of Louisiana and (ii) wells drilled in the last two years in the Haynesville play of Texas.
•
Negative pricing revisions of 1.4 Bcfe due to a four well pad that did not reach the permitted lateral length when drilled in the Haynesville Shale, therefore reducing royalty interest in each well, and permit expirations, as our PUD reserves consist only of wells that are permitted, drilling, or waiting on completion.

•
The sale of 0.2 Bcfe proved developed reserves, consisting predominately of working interest properties in the Arkoma Stack play in Oklahoma.
•
Reserve extensions, discoveries and other additions of 3.0 Bcfe (comprised of 0.3 Bcfe proved developed reserves and 2.7 Bcfe proved undeveloped reserves) principally resulting from:(i) our royalty interest ownership in the ongoing development of unconventional natural gas, utilizing horizontal drilling, in the Haynesville Shale play of East Texas and Western Louisiana; and (ii) our royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma.
•
The acquisition of 1.5 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma, of which 0.5 Bcfe were proved developed and 1.0 Bcfe were proved undeveloped.

For the year ended December 31, 2023, our net total proved reserves decreased by 8.5 Bcfe, as compared to December 31, 2022. The decrease in total proved reserves from December 31, 2022 to December 31, 2023 is attributable to a combination of the following factors:

•
The sale of 10.2 Bcfe proved developed reserves, consisting predominately of working interest properties in the Eagle Ford Shale play in Texas and the Arkoma Stack play and Western Anadarko Basin in Oklahoma.
•
Production of 9.4 Bcfe from our natural gas and oil properties.
•
Negative pricing revisions of 4.8 Bcfe due to natural gas and oil wells reaching their economic limits earlier than was projected in 2022 due to lower commodity prices.
•
Negative performance revisions of 0.5 Bcfe principally due to steeper decline and lower than expected volumes in wells located in an area with gas takeaway constraints located in the Haynesville Shale.
•
Reserve extensions, discoveries and other additions of 8.8 Bcfe (comprised of 1.0 Bcfe proved developed reserves and 7.8 Bcfe proved undeveloped reserves) principally resulting from: (i) our royalty interest ownership in the ongoing development of unconventional natural gas, utilizing horizontal drilling, in the Haynesville Shale play of East Texas and Western Louisiana; and (ii) our royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma.
•
The acquisition of 7.7 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma, of which 3.4 Bcfe were proved developed and 4.3 Bcfe were proved undeveloped.

Proved Undeveloped Reserves

The following details the changes in proved undeveloped reserves for fiscal year 2023 (Mcfe):

Beginning proved undeveloped reserves	13,606,373
Proved undeveloped reserves transferred to proved developed	(12,328,750)
Revisions	(471,393)
Extensions and discoveries	7,819,628
Sales	-
Purchases	4,288,365
Ending proved undeveloped reserves	12,914,223

During fiscal year 2023, total net PUD reserves decreased by 0.7 Bcfe. In fiscal year 2023, a total of 12.3 Bcfe (91% of the beginning balance) was transferred to proved developed. The remaining balance of approximately 11.6 Bcfe (86% of the beginning balance) of positive revisions to PUD reserves consist of acquisitions of 4.3 Bcfe in the Haynesville Shale in Texas and Louisiana and Meramec and Woodford SCOOP play in Oklahoma, additions and extensions of 7.8 Bcfe within the active drilling program areas of (i) the Haynesville Shale in Texas and Louisiana, (ii) the SCOOP Meramec and Woodford in Oklahoma, (iii) the STACK Meramec

and Woodford in Oklahoma and (iv) the Bakken in North Dakota, and negative revisions of 0.5 Bcfe primarily due to permit expirations, as our PUD reserves consist only of wells that are permitted, drilling, or waiting on completion.

We anticipate that all our current PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves, which are no longer projected to be drilled within five years from the date they were added to PUD reserves, will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, we will remove the reserves associated with those locations from our proved reserves as revisions.

Estimated Future Net Cash Flows

Set forth below are estimated future net cash flows with respect to our net proved reserves (based on the estimated units set forth above in Proved Reserves) for each of the periods indicated, and the present value of such estimated future net cash flows, computed by applying a 10% discount factor as required by SEC rules and regulations. We follow the SEC rule, Modernization of Oil and Gas Reporting Requirements. In accordance with the SEC rule, the estimated future net cash flows were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month individual product prices for each month within the 12-month period (or three-month period for the Transition Period) prior to September 30 or December 31, as applicable, held flat over the life of the properties and applied to future production of proved reserves less estimated future development and production expenditures for these reserves. The amounts presented are net of operating costs and production taxes levied by the respective states. Prices used for determining future cash flows from natural gas, oil and NGL as of December 31, 2023, December 31, 2022, and September 30, 2022, were as follows: $2.67 for natural gas, $76.85 for oil and $21.98 for NGL for the 12-month period ended December 31, 2023; $6.52 for natural gas, $92.74 for oil and $39.18 for NGL for the three-month Transition Period ended December 31, 2022; and $6.41 for natural gas, $90.33 for oil and $38.09 for NGL for the 12-month period ended September 30, 2022. These future net cash flows based on SEC pricing rules should not be construed as the fair market value of our reserves. A market value determination would need to include many additional factors, including anticipated natural gas, oil and NGL price and production cost increases or decreases, which could affect the economic life of the properties.

Estimated Future Net Cash Flows
	12/31/2023	12/31/2022	9/30/2022
Proved Developed	$160,071,971	$372,320,970	$374,063,580
Proved Undeveloped	34,828,229	89,814,060	83,098,064
Income Tax Expense	(18,437,730)	(82,500,751)	(107,209,614)
Total Proved	$176,462,470	$379,634,279	$349,952,030

10% Discounted Present Value of Estimated Future Net Cash Flows
	12/31/2023	12/31/2022	9/30/2022
Proved Developed	$86,694,012	$185,018,066	$184,948,239
Proved Undeveloped	23,325,572	56,306,773	52,978,389
Income Tax Expense	(9,628,198)	(43,835,204)	(55,357,247)
Total Proved	$100,391,386	$197,489,635	$182,569,381

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

We follow the SEC’s modernized oil and natural gas reporting rules, which were effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. See Supplementary Information to the financial statements in Item 8 – “Financial Statements and Supplementary Data” for disclosures regarding our natural gas and oil reserves.

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

The independent consulting petroleum engineering firm of Cawley, Gillespie and Associates, Inc. (“CG&A”) of Fort Worth, Texas, prepared our natural gas, oil and NGL reserves estimates as of December 31, 2023, December 31, 2022, and September 30, 2022. Within CG&A, the technical person primarily responsible for preparing the estimates set forth in the Report of CG&A dated January 23, 2024, filed as Exhibit 99.1 to this Annual Report on Form 10-K, was W. Todd Brooker. Mr. Brooker has been a Petroleum Consultant for CG&A since 1992 and became President in 2017. His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures, and his experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures. Prior to CG&A, Mr. Brooker worked in Gulf of Mexico drilling and production engineering at Chevron USA. Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering. He is a registered professional engineer in Texas, No. 83462, a member of the Society of Petroleum Engineers (SPE) and a member of the Society of Petroleum Evaluation Engineers (SPEE). Mr. Brooker meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

All of the reserve estimates are reviewed and approved by our Vice President of Engineering. Our Vice President of Engineering and internal staff work closely with our Independent Consulting Petroleum Engineers to ensure the integrity, accuracy and timeliness of data furnished to them for their reserves estimation process. We provide historical information (such as ownership interest, gas and oil production, well test data, commodity prices, operating costs, handling fees, and development costs) for all properties to our Independent Consulting Petroleum Engineers. Throughout the year, our team meets regularly with representatives of our Independent Consulting Petroleum Engineers to review properties and discuss methods and assumptions. Our net proved natural gas, oil and NGL reserves (including certain undeveloped reserves described above) are located onshore in the contiguous United States. All studies have been prepared in accordance with regulations prescribed by the SEC. The reserve estimates were based on economic and operating conditions existing at December 31, 2023, December 31, 2022 and September 30, 2022. Since the determination and valuation of proved reserves is a function of testing and estimation, the reserves presented are expected to change as future information becomes available.

Natural Gas, Oil and NGL Production

The following table sets forth our net production of natural gas, oil and NGL for the fiscal periods indicated.

	Year Ended
	12/31/2023
	Royalty Interest	Working Interest	Total
Mcf - Natural Gas	6,654,017	803,067	7,457,084
Bbls - Oil	160,116	22,800	182,916
Bbls - NGL	84,764	52,720	137,484
Mcfe	8,123,296	1,256,188	9,379,484

	Three Months Ended
	12/31/2022
	Royalty Interest	Working Interest	Total
Mcf - Natural Gas	1,303,825	365,495	1,669,320
Bbls - Oil	33,691	18,715	52,406
Bbls - NGL	20,353	18,258	38,611
Mcfe	1,628,089	587,330	2,215,419

	Year Ended
	9/30/2022
	Royalty Interest	Working Interest	Total
Mcf - Natural Gas	5,020,572	2,407,136	7,427,708
Bbls - Oil	119,518	79,017	198,535
Bbls - NGL	78,662	86,458	165,120
Mcfe	6,209,654	3,399,984	9,609,638

Average Sales Prices and Production Costs

The following tables set forth unit price and cost data for the periods indicated.

	Year Ended	Three Months Ended	Year Ended	Year Ended
Average Sales Price	12/31/2023	12/31/2022	9/30/2022	9/30/2021
Per Mcf, Natural Gas	$2.61	$5.66	$6.16	$3.13
Per Bbl, Oil	$76.76	$82.52	$91.32	$56.58
Per Bbl, NGL	$22.18	$28.77	$36.11	$23.80
Per Mcfe	$3.90	$6.72	$7.27	$4.16

	Year Ended	Three Months Ended	Year Ended	Year Ended
Average Production (lifting) Costs	12/31/2023	12/31/2022	9/30/2022	9/30/2021
(Per Total Mcfe)
Well Operating Costs (1)	$0.56	$1.10	$1.02	$1.08
Production Taxes (2)	0.20	0.30	0.35	0.24
	$0.76	$1.40	$1.37	$1.32

(1)
Includes actual well operating costs, compression, handling and marketing fees paid on natural gas sales and other minor expenses associated with well operations.
(2)
Includes production and ad valorem taxes.

In fiscal year ended December 31, 2023, approximately 86% of our natural gas, oil and NGL revenue was generated from royalty payments received on our mineral acreage. Royalty interests bear no share of the field operating costs on those producing wells but do bear a share of the handling fees (primarily gathering and transportation).

Gross and Net Productive Wells and Developed Acres

The following table sets forth our gross and net productive natural gas and oil wells as of December 31, 2023. We own either working interests, royalty interests or both in these wells. We do not operate any wells.

	Gross Working Interest Only Wells	Net Working Interest Only Wells	Gross Working Interest and Royalty Interest Wells	Net Working Interest and Royalty Interest Wells	Gross Royalty Only Wells	Net Royalty Only Wells	Total Gross Wells
Natural Gas	55	2.15	294	11.09	4,303	28.29	4,652
Oil	22	1.43	79	2.33	2,020	11.14	2,121
Total	77	3.58	373	13.42	6,323	39.43	6,773

Our average interest in royalty interest only wells is 0.62%. Our average interest in working interest wells is 3.75% working interest and 3.78% net revenue interest.

Information on multiple completions is not available from our records, but the number is not believed to be significant. With regard to Gross Royalty Only Wells, some of these wells are in multi-well unitized fields. In such cases, our ownership in each unitized field is counted as one gross well, as we do not have access to the actual well count in all of these unitized fields.

As of December 31, 2023, we owned 635,744 gross (68,560 net) developed mineral acres and leased 167,768 gross (13,293 net) developed acres.

Undeveloped Acreage

As of December 31, 2023, we owned 1,109,193 gross and 172,091 net undeveloped mineral acres. All of our leases are held by production (“HBP”), and we do not have any leases on undeveloped acres.

Drilling Activity

The following table sets forth our net productive development, exploratory and purchased wells and net dry development, exploratory and purchased wells in which we had either a working interest, a royalty interest or both were drilled and completed during the periods indicated.

	Net Productive	Net Productive	Net Dry
	Working Interest Wells	Royalty Interest Wells	Working Interest Wells
Development Wells
Year ended December 31, 2023	-	0.995776	-
Three months ended December 31, 2022	-	0.232461	-
Year ended September 30, 2022	-	0.986062	-

Exploratory Wells
Year ended December 31, 2023	-	-	-
Three months ended December 31, 2022	-	-	-
Year ended September 30, 2022	-	-	-

Purchased Wells
Year ended December 31, 2023	-	1.255061	-
Three months ended December 31, 2022	-	0.310160	-
Year ended September 30, 2022	-	1.108386	-

Present Activities

The following table sets forth our gross and net natural gas and oil wells being drilled or waiting on completion as of December 31, 2023, in which we own either a working interest, a royalty interest or both. These wells were not producing at December 31, 2023.

	Gross Working Interest Wells	Net Working Interest Wells	Gross Royalty Only Wells	Total Net Royalty Interest Wells
Natural Gas	-	-	71	0.26
Oil	-	-	97	0.59
Total	-	-	168	0.85

Other Facilities

We have an office lease on 8,776 square feet of office space in Oklahoma City, Oklahoma, which is scheduled to expire on August 31, 2027, and an office lease on 3,164 square feet of office space in Fort Worth, Texas, which is scheduled to expire on August 31, 2027.

ITEM 3. Legal Proceedings

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings. There were no material pending legal proceedings involving the Company on December 31, 2023, or at the date of this Annual Report.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our Common Stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “PHX.”

As of December 31, 2023, we were authorized to issue an aggregate of 54,000,500 shares of Common Stock.

Performance Graph

The following graph compares the 5-year cumulative total return provided stockholders on our Common Stock relative to the cumulative total returns of the S&P Smallcap 600 Index and the S&P Oil & Gas Exploration & Production Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on December 31, 2018, and the relative performance of such investment is tracked through and including December 31, 2023. This table is not intended to forecast future performance of our Common Stock.

Record Holders

At March 5, 2024, there were 1,273 holders of record of our Common Stock and approximately 6,357 beneficial owners.

Dividends

During the past three years, we have paid quarterly dividends ranging from $0.01 per share to $0.03 per share on our Common Stock. Approval by our Board is required before the declaration and payment of any dividends.

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

Purchases of Equity Securities by the Company

Following approval by our stockholders of our 2010 Restricted Stock Plan (“2010 Stock Plan”) in March 2010, as amended in May 2018, our Board approved our repurchase program which, as amended, authorizes management to repurchase up to $1.5 million of our Common Stock at our discretion. The repurchase program has an evergreen provision which authorizes the repurchase of an additional $1.5 million of our Common Stock when the previous amount is utilized. As part of the amendment, the number of shares allowed to be purchased by us under the repurchase program is no longer capped at an amount equal to the aggregate number of shares of Common Stock (i) awarded pursuant to our 2010 Stock Plan, as amended, (ii) contributed by us to the PHX Minerals Inc. Employee Stock Ownership and 401(k) Plan, a tax qualified, defined contribution plan (the “ESOP”), and (iii) credited to the accounts of directors pursuant to our Deferred Compensation Plan for Non-Employee Directors.

During the quarter ended December 31, 2023, we repurchased 120,700 shares of our Common Stock. The table below sets forth the information with respect to repurchase of our Common Stock during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
October 1 – October 31	-	N/A	–	$1,500,000
November 1 – November 30	-	N/A		$1,500,000
December 1 – December 31	120,700(1)	$3.33	–	$1,500,000
Total	120,939	$3.33	–	$1,500,000

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

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report. The following discussion and analysis generally discuss fiscal year 2023 and the year ended December 31, 2022, items and year-to-year comparisons between December 31, 2023 and December 31, 2022. Discussions of 2022 items and year-to-year comparisons between fiscal year 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Discussions of period-to-period comparisons between the three-month periods ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-Q for the period ended December 31, 2022, which is incorporated herein by reference.

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

Our results of operations are dependent primarily upon the Company’s: existing reserve quantities; costs associated with acquiring, exploring for and developing new reserves; production quantities and related production costs; and natural gas, oil and NGL sales prices. The majority of our revenues is derived from royalties granted from the production and sale of natural gas, oil and NGL, and the remaining portion of our revenues is primarily derived from the production and sale of natural gas, oil and NGL on our working interests.

Strategic Focus on Mineral Ownership

During fiscal year 2019, we made the strategic decision to focus on perpetual natural gas and oil mineral ownership and growth through mineral acquisitions and the development of our significant mineral acreage inventory in our core focus areas. In accordance with this decision, we ceased taking working interest positions on our mineral and leasehold acreage going forward. During 2020 through 2023, we did not participate with a working interest in the drilling of any new wells. We believe that our strategy to focus on mineral ownership is the best path to giving our stockholders the greatest risk-weighted returns on their investments.

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

Production and Operational Update

Our natural gas, oil, and NGL production for the fiscal year 2023 decreased 1%, 10%, and 14%, respectively, from that of the year ended December 31, 2022. The 2023 fiscal year’s lower natural gas, oil and NGL prices (as discussed below) and the overall production changes noted above resulted in a 49% decrease in revenues from the sale of natural gas, oil and NGL in fiscal 2023.

Our proved natural gas, oil and NGL reserves decreased to 71.2 Bcfe in 2023, compared to 79.7 Bcfe in the year ended December 31, 2022, a decrease of approximately 8.5 Bcfe, or 11%. The decrease was primarily due to the sale of 10.2 Bcfe proved developed, consisting predominately of working interest properties in the Eagle Ford Shale play in Texas and the Arkoma Stack play and Western Anadarko Basin in Oklahoma, coupled with production, pricing revisions, and, to a lesser extent, performance revisions. This was partially offset by the extensions of 8.8 Bcfe and acquisitions of 7.7 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma.

As of December 31, 2023, we owned an average 0.5% net revenue interest, consisting of all royalty interest, in 168 wells that were being drilled or awaiting completion.

Results of Operations

The following table reflects certain operating data for fiscal 2023 and the year ended December 31, 2022:

	For the Year Ended
	December 31,	December 31,	Percent
	2023	2022	Incr. or (Decr.)
Production:
Natural Gas (Mcf)	7,457,084	7,522,763	(1%)
Oil (Bbls)	182,916	202,867	(10%)
NGL (Bbls)	137,484	159,475	(14%)
Mcfe	9,379,484	9,696,809	(3%)
Average Sales Price:
Natural Gas (per Mcf)	$2.61	$6.19	(58%)
Oil (per Bbl)	$76.76	$93.06	(18%)
NGL (per Bbl)	$22.18	$35.44	(37%)
Mcfe	$3.90	$7.33	(47%)

Production by quarter for the years ended December 31, 2023 and 2022 was as follows (Mcfe):

	For the Year Ended December 31, 2023
	Royalty Interest	Working Interest	Total
First quarter	2,093,722	388,554	2,482,276
Second quarter	2,010,036	294,077	2,304,113
Third quarter	2,073,342	275,036	2,348,378
Fourth quarter	1,946,196	298,521	2,244,717
Total	8,123,296	1,256,188	9,379,484

	For the Year Ended December 31, 2022
	Royalty Interest	Working Interest	Total
First quarter	1,547,609	912,433	2,460,042
Second quarter	1,595,323	834,437	2,429,760
Third quarter	1,841,502	750,086	2,591,588
Fourth quarter	1,628,089	587,330	2,215,419
Total	6,612,523	3,084,286	9,696,809

Fiscal Year 2023 Compared to Year Ended December 31, 2022

Change in Fiscal Year End

On December 9, 2022, the Company’s Board approved a change in fiscal year from the twelve months beginning October 1st and ending September 30th to the twelve months beginning January 1st and ending December 31st. Accordingly, the Company reported a transition period that ran from October 1, 2022 through December 31, 2022. We have presented unaudited pro-forma statements of income for the year ended December 31, 2022 (“Calendar 2022”). We have presented Calendar 2022 as a comparison to our results for fiscal 2023 as we believe this comparison is more meaningful to a reader’s understanding of our fiscal 2023 results of operations than a comparison to fiscal 2022. The pro-forma statements of income was derived as follows (in millions):

		Plus: Three	Less: Three
		Months Ended	Months Ended
	Fiscal 2022	December 31, 2022(1)	December 31, 2021(2)	Calendar 2022
			(Unaudited)	(Unaudited)
Revenues:
Natural gas, oil and NGL sales	$69,860,631	$14,888,674	$13,687,164	$71,062,141
Lease bonuses and rental income	467,502	34,482	78,915	$423,069
Gains (losses) on derivative contracts	(16,833,078)	3,347,002	2,836,168	$(16,322,244)
	53,495,055	18,270,158	16,602,247	55,162,966
Costs and expenses:
Lease operating expenses	3,945,706	977,165	1,196,836	3,726,035
Transportation, gathering and marketing	5,890,390	1,455,260	1,213,604	6,132,046
Production and ad valorem taxes	3,332,581	656,764	738,122	3,251,223
Depreciation, depletion and amortization	7,278,118	1,802,114	1,583,760	7,496,472
Provision for impairment	14,565	6,100,696	5,585	6,109,676
Interest expense	1,164,992	637,698	176,719	1,625,971
General and administrative	11,500,594	3,137,401	2,095,557	12,542,438
Losses (gains) on asset sales and other	(4,243,163)	(824,073)	2,147,815	(7,215,051)
	28,883,783	13,943,025	9,157,998	33,668,810
Income before provision (benefit) for income taxes	24,611,272	4,327,133	7,444,249	21,494,156
Provision for income taxes	4,202,000	981,000	762,000	4,421,000

Net income	$20,409,272	$3,346,133	$6,682,249	$17,073,156

(1) As set forth in our Transition Report on Form 10-QT for the three-month period ended December 31, 2022. Certain prior period amounts have been reclassified to conform to current period presentation.

(2) As set forth in our Quarterly Report on Form 10-Q for the three-month period ended December 31, 2021. Certain prior period amounts have been reclassified to conform to current period presentation.

Overview

Revenues decreased in fiscal 2023 primarily due to lower natural gas, oil and NGL sales, partially offset by an increase in gains on derivative contracts. We recorded net income of $13,920,800, or $0.39 per diluted share, in fiscal 2023, compared to net income of $17,073,156, or $0.48 per diluted share, in Calendar 2022 . Expenses decreased in fiscal 2023, primarily the result of decreases in impairment, LOE, production taxes, transportation, gathering and marketing expenses, and G&A, partially offset by increases in DD&A and interest expense.

Natural Gas, Oil and NGL Sales

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Natural gas, oil and NGL sales	$36,536,285	$71,062,141	(49%)

The decrease was due to decreased natural gas, oil and NGL prices of 58%, 18% and 37%, respectively, combined with lower natural gas, oil and NGL volumes of 1%, 10% and 14%, respectively.

The decrease in natural gas production was primarily due to divestiture of working interest assets in the Fayetteville Shale during 2022 and Arkoma Stack during 2023, slightly offset by acquisitions and new drilling in the Haynesville Shale. The decrease in oil production was a result of divestiture of working interest assets in the Eagle Ford Shale, partially offset by new drilling and acquisitions in the SCOOP and Bakken Shale. The decrease in NGL production is primarily attributable to the divestiture of working interest assets in the Eagle Ford Shale and Arkoma Stack as well as natural decline in high interest, liquids rich wells in the STACK. This was partially offset by new wells in the Bakken Shale.

Given our strategic decision to cease participating with working interests, we plan to offset the natural decline of our existing production base by the development of our current inventory of mineral acreage and through acquisitions of additional mineral interests.

Gains (Losses) on Derivative Contracts

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Cash received (paid) on settled derivative contracts:
Cash received (paid) on settled derivative contracts, net(1)	$2,557,058	$(15,737,268)	116%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$4,302,531	$(584,976)	836%
Gains (losses) on derivative contracts, net	$6,859,589	$(16,322,244)	142%

	As of December 31,
	2023	2022
Fair value of derivative contracts
Net asset (net liability)	$3,283,587	$(1,392,689)	336%

(1) Excludes $373,745 and $5,738,164, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Statements of Income for the years ended December 31, 2023 and 2022. See Note 12 to the financial statements in Item 8 – “Financial Statements and Supplementary Data” for further explanation on off-market derivative contracts.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in December 31, 2023 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil fixed price swaps in place at December 31, 2023 had expiration dates through June 2025. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Lease Operating Expenses (LOE)

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Lease operating expenses	$1,598,944	$3,726,035	(57%)
Lease operating expenses per working interest MCFE	$1.27	$1.21	5%
Lease operating expenses per total MCFE	$0.17	$0.38	(55%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $2,127,091, or 57%, in fiscal 2023 compared to Calendar 2022. The decrease in LOE was principally the result of the divestiture of working interest properties, partially offset by cost inflation associated with field operating activities.

Transportation, Gathering and Marketing

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Transportation, gathering and marketing	$3,674,832	$6,132,046	(40%)
Transportation, gathering and marketing per MCFE	$0.39	$0.63	(38%)

Transportation, gathering and marketing decreased $2,457,214, or 40%, in fiscal 2023 compared to Calendar 2022. This decrease in costs was partially due to decreased production in 2023. The decrease in rate per Mcfe was primarily due to the divestiture of assets with higher associated transportation, gathering and marketing rates and the increase in natural gas sales in fields with lower associated transportation, gathering and marketing rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

Production Taxes

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Production and ad valorem taxes	$1,881,737	$3,251,223	(42%)
Production and ad valorem taxes as % of sales	5.2%	4.6%	13%

Production taxes are paid on produced natural gas and oil based on a percentage of revenues from products sold at both fixed and variable rates established by federal, state or local taxing authorities. Production taxes decreased $1,369,486, or 42%, in fiscal 2023 compared to Calendar 2022. The decrease in amount was primarily the result of decreased natural gas, oil and NGL sales of $34,525,856 during fiscal 2023.

Depreciation, Depletion and Amortization (DD&A)

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Depreciation, depletion and amortization	$8,566,185	$7,496,472	14%
Depreciation, depletion and amortization per MCFE	$0.91	$0.77	18%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $1,069,713, or 14%, in fiscal 2023 compared to Calendar 2022, of which $1,314,059 of the increase resulted from a $0.14 increase in the DD&A rate per Mcfe, partially offset by a decrease of $244,346 resulting from production decreasing 3% in fiscal 2023. The purchase of additional minerals, conversions of overriding royalty interest and a large transfer of non-producing minerals, which are amortized over 33 years, to producing minerals, which are amortized over 20 years, were the biggest contributions to the increase in fiscal 2023.

Provision for Impairment

During fiscal 2023 impairment of $38,533 was related to working interest wells in which we assigned our interests to the operator. During Calendar 2022, we wrote down certain held for sale assets associated with the pending sale of non-operated working interest wellbores to their fair value, recording a $6,100,696 impairment expense. The remaining $8,980 in Calendar 2022 related to working interest wells in which we assigned our interests to the operator.

Interest Expense

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Interest expense	$2,362,393	$1,625,971	45%
Weighted average debt outstanding	$27,754,247	$28,972,877	(4%)

The increase was due to an increase in the average interest rate in fiscal 2023 compared to Calendar 2022.

General and Administrative Costs (G&A)

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
General and administrative costs	$11,970,182	$12,542,438	(5%)

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for fiscal 2023 decreased $572,256 as compared to Calendar 2022. The decrease was primarily due to decreases in professional services and restricted stock expense during the year.

Losses (Gains) on Asset Sales and Other

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)
Losses (gains) on asset sales and other	$(4,285,170)	$(7,215,051)	41%

The decrease in gain on asset sales and other is primarily related to divestitures during Calendar 2022.

Provision for Income Taxes

	For the Year Ended December 31,
			Percent
	2023	2022	Incr. or (Decr.)

Provision for income taxes	$4,735,460	$4,421,000	7%
Effective tax rate	25%	21%	19%

Provision for income taxes changed $314,460, from a $4,421,000 provision in Calendar 2022 to a $4,735,460 provision in the year ended December 31, 2023. The change in provision for income taxes resulted primarily due to an increase in state income tax expense and non-deductible compensation. Due to the direct allocation of income required by Oklahoma and disallowance of net operating loss carryforward by Texas, there was an increase in the state income tax expense in comparison to prior year. Additionally, there was non-deductible compensation in the current year that caused an overall increase to income tax expense.

When a provision for income taxes is expected for the year, federal and Oklahoma excess percentage depletion decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is recorded.

Liquidity and Capital Resources

We had positive working capital (current assets less current liabilities excluding current derivatives) of $5,029,698 at December 31, 2023, compared to positive working capital of $14,554,429 at December 31, 2022 and $14,533,225 at September 30, 2022, respectively.

Liquidity

Cash and cash equivalents were $806,254 as of December 31, 2023, compared to $2,115,652 at December 31, 2022, a decrease of $1,309,398. Cash flows for the years ended December 31, 2023 and December 31, 2022, are summarized as follows:

	For the Year Ended
Net cash provided (used) by:	December 31,	December 31,
	2023	2022	Change
Operating activities	$24,171,139	$39,035,474	$(14,864,335)
Investing activities	(20,447,305)	(36,243,406)	15,796,101
Financing activities	(5,033,232)	(2,235,766)	(2,797,466)
Increase (decrease) in cash and cash equivalents	$(1,309,398)	$556,302	$(1,865,700)

Operating activities:

Net cash provided by operating activities decreased $14,864,335 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily as a result of the following:

•
receipts of natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other decreased $23,647,052;
•
increased payments for interest expense of $1,014,896; and
•
increased payments for G&A and other expense of $324,188;

partially offset by:

•
increased net receipts on derivative contracts of $6,164,147;
•
decreased field operating expenses of $2,268,135;
•
decreased income tax payments of $1,136,425; and
•
increased lease bonus receipts of $553,094.

Investing activities:

Net cash used in investing activities decreased $15,796,101 during the year ended December 31, 2023, as compared to December 31, 2022, primarily as a result of the following:

•
lower acquisition activity decreased our expenditures by $16,644,907; and
•
lower workover activity during fiscal 2023 decreased our capital expenditures by $121,082;

partially offset by:

•
decreased deposits on held for sale assets of $815,000; and
•
lower proceeds received from the sale of assets of $154,888.

Financing activities:

Net cash used in financing activities increased $2,797,466 during the year ended December 31, 2023, as compared to December 31, 2022, primarily as a result of the following:

•
decreased net borrowings on debt of $13,850,000;
•
decreased net proceeds from equity issuance of $5,039,045;
•
increased dividend payments by $868,213 during 2023; and
•
increased purchases of treasury stock by $348,389;

partially offset by:

•
decreased net cash payments on off-market derivative contracts of $17,308,181.

Capital Resources

We had no capital expenditures to drill and complete wells in the year ended December 31, 2023, as a result of our strategy to cease participating in new wells with a working interest at the end of fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we have decided to cease further participation in wells with a working interest on our mineral and leasehold acreage, we expect that capital expenditures for working interest properties will be minimal going forward, as the expenditures will be limited to capital workovers to enhance existing wells.

Over the past five quarters, we made the following property acquisitions:

Quarter Ended	Net royalty acres (1)(2)	Cash	Total Purchase Price (1)(3)	Area of Interest

December 31, 2023
	325	$4.3 million	$4.3 million	Haynesville / SCOOP
September 30, 2023
	974	$13.4 million	$13.4 million	Haynesville / SCOOP
June 30, 2023
	151	$1.8 million	$1.8 million	Haynesville / SCOOP
March 31, 2023
	912	$10.8 million	$10.8 million	Haynesville / SCOOP
December 31, 2022
	1,256	$14.6 million	$14.6 million	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the unleased minerals included in the net royalty acres.

(3) Table excludes transaction costs of $0.3 million and $0.1 million, respectively, that were capitalized during the year ended December 31, 2023 and the three months ended December 31, 2022.

We received lease bonus payments during fiscal 2023 totaling approximately $1.2 million. Looking forward, the cash flow from bonus payments associated with the leasing of drilling rights on our mineral acreage is difficult to project and management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for a complete list of our outstanding derivative contracts.

The use of cash provided by operating activities and resultant change to cash is summarized in the table below:

Year ended
December 31, 2023
Cash provided by operating activities	$24,171,139
Cash provided (used) by:

Capital expenditures - acquisitions	(29,735,516)
Capital expenditures - legacy working interest wells and furniture and fixtures	(325,983)
Quarterly dividends	(3,520,366)
Treasury stock purchases	(402,704)
Net borrowings (payments) on credit facility	(550,000)
Net proceeds from sales of assets	9,614,194
Cash receipts from (payments on) off-market derivative contracts	(560,162)
Net cash used	(25,480,537)
Net increase (decrease) in cash	$(1,309,398)

Outstanding borrowings under our Credit Facility at December 31, 2023 were $32,750,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions, and dividend payments from cash provided by operating activities, cash on hand and borrowings under our Credit Facility. We had availability of $17,250,000 at December 31, 2023 under our Credit Facility and were in compliance with our debt covenants (current ratio, debt to trailing 12-month EBITDAX (as defined in the Credit Agreement) and restricted payments limited by leverage ratio). The debt covenants in the Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

We have our Credit Facility with certain lenders and Independent Bank, as Administrative Agent and Letter of Credit Issuer, which provides for up to $100 million in borrowings from time to time and is subject to an at least semi-annual borrowing base determination. The borrowing base at December 31, 2023, was $50,000,000 and all obligations under the Credit Agreement are secured, subject to permitted liens and other exceptions, by a first-priority security interest on substantially all of our personal property and at least 75% of the total value of our proved, developed and producing Oil and Gas Properties. The revolving loan matures on September 1, 2025. Borrowings under the revolving loan are due at maturity. Interest on the Credit Agreement is calculated based on either (a) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At December 31, 2023, the effective rate was 8.74%. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2024, combined with availability under our Credit Facility and potential future sales of Common Stock, we believe we have sufficient liquidity to fund our ongoing operations.

On August 25, 2021, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal (“Stifel”), pursuant to which we may offer and sell, from time to time through or to Stifel, up to 3,000,000 shares of our Common Stock. On December 12, 2022, we voluntarily terminated our ATM Agreement. During the term of the ATM Agreement, we sold 1,531,013 shares of Common Stock pursuant to the ATM Agreement for proceeds of approximately $5.9 million, net of commissions paid. The ATM Agreement was terminable at will by us at any time without penalty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have our Credit Facility with certain lenders and Independent Bank, as Administrative Agent and Letter of Credit Issuer, which provides for up to $100 million in borrowings from time to time and is subject to an at least semi-annual borrowing base determination. The borrowing base at December 31, 2023, was $50,000,000 and all obligations under the Credit Agreement are secured, subject to permitted liens and other exceptions, by a first-priority security interest on substantially all of our personal property and at least 75% of the total value of our proved, developed and producing Oil and Gas Properties. The revolving loan matures on September 1, 2025. Borrowings under the revolving loan are due at maturity. Interest on the Credit Agreement is calculated based on either (a) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At December 31, 2023, the effective rate was 8.74%. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

Determinations of the borrowing base are made at least semi-annually (on December 1 and June 1) or whenever the banks, in their discretion, believe that there has been a material change in the value of the natural gas and oil properties. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. At December 31, 2023, we were in compliance with the covenants of the Credit Facility, had $32,750,000 outstanding and had $17,250,000 of borrowing base availability under the Credit Facility.

The table below summarizes our contractual obligations and commitments as of December 31, 2023:

	Payments due by period
Contractual Obligations		Less than			More than
and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$32,750,000	$-	$32,750,000	$-	$-
Building lease	$1,000,439	$265,867	$548,568	$186,004	$-

Our building leases are accounted for as operating leases, and a related operating lease right-of-use (”ROU”) asset and operating lease liability has been recognized on our balance sheets.

At December 31, 2023, our derivative contracts were in a net asset position of $3,283,587. The ultimate settlement amounts of the derivative contracts are unknown because they are subject to continuing market risk. Please read Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” and Note 12 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding our derivative contracts.

As of December 31, 2023, our estimate for asset retirement obligations was $1,062,139. Asset retirement obligations represent our share of the future expenditures to plug and abandon the wells in which we own a working interest at the end of their economic lives. These amounts were not included in the schedule above due to the uncertainty of timing of the obligations. Please read Note 11 to the financial statements included in Item 8 – “Financial Statements and Supplementary Data” for additional information regarding our asset retirement obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during 2023 and 2022, and we currently do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, or result in changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Natural Gas, Oil and NGL Reserves

Management considers the estimation of our natural gas, crude oil and NGL reserves to be the most significant of our judgments and estimates. These estimates affect the unaudited standardized measure disclosures included in Supplementary Information to the financial statements in Item 8 – “Financial Statements and Supplementary Data” as well as DD&A and impairment calculations for working interest properties. Changes in natural gas, crude oil and NGL reserve estimates affect our calculation of DD&A, asset retirement obligations and assessment of the need for asset impairments. Our Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares our estimates of natural gas, crude oil and NGL reserves on an annual basis, with a semi-annual update. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Between periods in which reserves would normally be calculated, we update the reserve calculations utilizing prices which are updated through the current period. In accordance with SEC rules, our reserve estimates were based on average individual product prices during the 12-month period prior to December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Based on our 2023 DD&A, a 10% change in the DD&A rate per Mcfe would result in a corresponding $856,619 annual change in DD&A expense. Natural gas, crude oil and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future natural gas, crude oil and NGL pricing assumptions are used by management to prepare estimates of natural gas, crude oil and NGL reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions.

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

Derivative Contracts

We have entered into costless collar contracts and fixed swap contracts. These instruments are intended to reduce our exposure to fluctuations in the price of natural gas and oil. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide for payments to the Company if the index price is below the fixed price or require payments by the Company if the index price is above the fixed price. These contracts cover only a portion of our natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in prices. Our derivative contracts are with BP Energy Company and are secured under our Credit Facility.

We are required to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. At December 31, 2023, we had no derivative contracts designated as cash flow hedges, and therefore, changes in the fair value of derivatives are reflected in earnings.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of natural gas, oil and NGL price trends, and there remains a wide divergence in the opinions held in the industry. We can be significantly impacted by changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2024 will impact the amount of cash generated from operating activities, which will in turn impact the level of our capital expenditures for acquisitions and production. Excluding the impact of our 2024 derivative contracts (see below), the price sensitivity for each $0.10 per Mcf change in wellhead natural gas price is approximately $745,708 for operating revenue based on our prior year natural gas volumes. The price sensitivity in 2024 for each $1.00 per barrel change in wellhead oil is approximately $182,916 for operating revenue based on our prior year oil volumes.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At December 31, 2023, we had $32,750,000 outstanding under this facility and the effective interest rate was 8.74%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $327,500 for the year ended December 31, 2023, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties noted in the last few years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PHX Minerals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PHX Minerals Inc. (the Company) as of December 31, 2023 and September 30, 2022, the related statements of income, stockholders’ equity and cash flows for the year ended December 31, 2023, the three months ended December 31, 2022, and the year ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and September 30, 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, the three months ended December 31, 2022, and the year ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depreciation, Depletion and Amortization of Producing Natural Gas and Oil Working Interest and Overriding Royalty Interest Properties
Description of the Matter

At December 31, 2023, the cost basis of the Company’s natural gas and oil properties was $267.9 million, and depreciation, depletion and amortization (“DD&A”) expense was $8.6 million for the year then ended. As discussed in Note 1, the Company follows the successful efforts method of accounting for its natural gas and oil producing activities. Depreciation, depletion and amortization of natural gas and oil properties is generally computed using the unit-of-production method primarily on an individual property basis using proved or proved developed reserves, as applicable, as estimated by the Company’s Independent Consulting Petroleum Engineer. The Company’s Independent Consulting Petroleum Engineer, with assistance from the Company, prepares estimates of natural gas, crude oil and NGL reserves using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of in-place hydrocarbon volumes using financial and non-financial inputs. For DD&A purposes, the reserve estimates are based on average individual product prices during the 12-month period prior to December 31, determined as an unweighted arithmetic average of the first day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. Natural gas, oil and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management.

Significant judgment is required by the Independent Consulting Petroleum Engineer in evaluating geological and engineering data used to estimate natural gas, oil and NGL reserves. Estimating reserves requires the selection of inputs, including natural gas, oil and NGL price assumptions, historical production, operating and capital costs assumptions and tax rates by jurisdiction, among others. Auditing the Company’s working interest and overriding royalty interest properties units-of-production DD&A calculations is especially complex because of the use of the work of the Independent Consulting Petroleum Engineer and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved developed natural gas, oil and NGL reserves.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Independent Consulting Petroleum Engineer used to prepare the natural gas, oil and NGL reserve estimates. In addition, in assessing whether we can use the work of the Independent Consulting Petroleum Engineers we evaluated the completeness and accuracy of the financial and non-financial data and inputs described above used by the engineers in estimating proved natural gas, oil and NGL reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the mathematical accuracy of the DD&A calculations, including comparing the proved developed natural gas, oil and NGL reserve amounts used in the calculations to the Company’s reserve report.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1989.

Oklahoma City, Oklahoma

March 12, 2024

PHX Minerals Inc.

Balance Sheets

	December 31,	September 30,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$806,254	$3,396,809
Natural gas, oil and NGL sales receivables (net of $0 allowance for uncollectable accounts)	4,900,126	13,152,274
Refundable income taxes	455,931	-
Derivative contracts, net	3,120,607	-
Other	878,659	1,372,847
Total current assets	10,161,577	17,921,930

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	209,082,847	248,978,928
Non-producing natural gas and oil properties	58,820,445	51,779,336
Other	1,360,614	1,085,056
	269,263,906	301,843,320
Less accumulated depreciation, depletion and amortization	(114,139,423)	(168,759,385)
Net properties and equipment	155,124,483	133,083,935

Derivative contracts, net	162,980	-
Operating lease right-of-use assets	572,610	739,131
Other, net	486,630	757,116

Total assets	$166,508,280	$152,502,112

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$562,607	$647,217
Derivative contracts, net	-	7,873,979
Current portion of operating lease liability	233,390	213,355
Income taxes payable	-	495,858
Accrued liabilities and other	1,215,275	2,032,275
Total current liabilities	2,011,272	11,262,684

Long-term debt	32,750,000	28,300,000
Deferred income taxes	6,757,637	1,585,906
Asset retirement obligations	1,062,139	1,901,904
Derivative contracts, net	-	687,212
Operating lease liability, net of current portion	695,818	985,887
Total liabilities	43,276,866	44,723,593

Stockholders' equity:
Voting common stock, par value $0.01666 per share: 54,000,500 shares authorized and 36,121,723 shares issued and outstanding at December 31, 2023; 54,000,500 shares authorized and 35,776,752 shares issued and outstanding at September 30, 2022	601,788	596,041
Capital in excess of par value	41,676,417	44,177,051
Deferred directors' compensation	1,487,590	1,496,243
Retained earnings	80,022,839	67,117,791
	123,788,634	113,387,126

Treasury stock, at cost: 131,477 shares at December 31, 2023; 377,232 shares at September 30, 2022	(557,220)	(5,608,607)
Total stockholders' equity	123,231,414	107,778,519

Total liabilities and stockholders' equity	$166,508,280	$152,502,112

See accompanying notes.

PHX Minerals Inc.

Statements of Income

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Revenues:
Natural gas, oil and NGL sales	$36,536,285	$14,888,674	$69,860,631
Lease bonuses and rental income	1,068,022	34,482	467,502
Gains (losses) on derivative contracts (Note 12)	6,859,589	3,347,002	(16,833,078)
	44,463,896	18,270,158	53,495,055
Costs and expenses:
Lease operating expenses	1,598,944	977,165	3,945,706
Transportation, gathering and marketing	3,674,832	1,455,260	5,890,390
Production and ad valorem taxes	1,881,737	656,764	3,332,581
Depreciation, depletion and amortization	8,566,185	1,802,114	7,278,118
Provision for impairment	38,533	6,100,696	14,565
Interest expense	2,362,393	637,698	1,164,992
General and administrative	11,970,182	3,137,401	11,500,594
Losses (gains) on asset sales and other	(4,285,170)	(824,073)	(4,243,163)
	25,807,636	13,943,025	28,883,783
Income before provision (benefit) for income taxes	18,656,260	4,327,133	24,611,272
Provision for income taxes	4,735,460	981,000	4,202,000

Net income	$13,920,800	$3,346,133	$20,409,272

Basic and diluted earnings (loss) per common share (Note 7)	$0.39	$0.09	$0.59

Weighted average shares outstanding:
Basic	35,980,309	35,679,740	34,403,498
Diluted	35,980,309	36,489,353	34,560,310

Dividends declared per share of common stock and paid in period	$0.0975	$0.0200	$0.0650

See accompanying notes.

PHX Minerals Inc.

Statements of Stockholders’ Equity

	Voting		Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total
Balances at September 30, 2021	32,770,433	$545,956	$33,213,645	$1,768,151	$48,966,420	(388,545)	$(5,785,433)	$78,708,739
Net income (loss)	-	-	-	-	20,409,272	-	-	20,409,272
Purchase of treasury stock	-	-	-	-	-	(700)	(1,855)	(1,855)
Restricted stock awards expense	-	-	2,211,673	-	-	-	-	2,211,673
Dividends declared	-	-	-	-	(2,257,901)	-	-	(2,257,901)
Distribution of restricted stock to officers and directors	115,373	1,922	(178,481)	-	-	12,013	178,681	2,122
Distribution of deferred directors' compensation	61,452	1,024	462,736	(463,760)	-	-	-	-
Increase in deferred directors' compensation charged to expense	-	-	-	191,852	-	-	-	191,852
Equity issued to acquire assets	1,519,481	25,315	3,484,686	-	-	-	-	3,510,001
At-The-Market Offering	1,310,013	21,824	4,982,792	-	-	-	-	5,004,616
Balances at September 30, 2022	35,776,752	$596,041	$44,177,051	$1,496,243	$67,117,791	(377,232)	$(5,608,607)	$107,778,519
Net income (loss)	-	-	-	-	3,346,133	-	-	3,346,133
Purchase of treasury stock	-	-	-	-	-	(14,442)	(52,460)	(52,460)
Restricted stock awards expense	-	-	524,257	-	-	-	-	524,257
Dividends declared	-	-	-	-	(1,538,150)	-	-	(1,538,150)
Distribution of restricted stock to officers and directors	161,454	2,690	(1,356,392)	-	-	91,402	1,353,702	-
Increase in deferred directors' compensation charged to expense	-	-	-	44,827	-	-	-	44,827
Balances at December 31, 2022	35,938,206	$598,731	$43,344,916	$1,541,070	$68,925,774	(300,272)	$(4,307,365)	$110,103,126
Net income (loss)	-	-	-	-	13,920,800	-	-	13,920,800
Purchase of treasury stock	-	-	-	-	-	(120,939)	(402,704)	(402,704)
Restricted stock awards expense	-	-	2,205,910	-	-	-	-	2,205,910
Dividends declared	-	-	-	-	(2,823,735)	-	-	(2,823,735)
Distribution of restricted stock to officers and directors	183,517	3,057	(3,850,079)	-	-	268,422	3,847,022	-
Distribution of deferred directors' compensation	-	-	(24,330)	(281,497)	-	21,312	305,827	-
Increase in deferred directors' compensation charged to expense	-	-	-	228,017	-	-	-	228,017
Balances at December 31, 2023	36,121,723	$601,788	$41,676,417	$1,487,590	$80,022,839	(131,477)	$(557,220)	$123,231,414

See accompanying notes.

PHX Minerals Inc.

Statements of Cash Flows

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Operating Activities
Net income	$13,920,800	$3,346,133	$20,409,272

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,566,185	1,802,114	7,278,118
Impairment of producing properties	38,533	6,100,696	14,565
Provision for deferred income taxes	4,303,731	868,000	1,242,000
Gain from leasing fee mineral acreage	(1,067,992)	(34,371)	(466,341)
Proceeds from leasing fee mineral acreage	1,213,913	67,651	688,207
Net (gain) loss on sales of assets	(4,728,758)	(934,207)	(4,423,646)
Directors' deferred compensation expense	228,017	44,827	191,852
Total (gain) loss on derivative contracts	(6,859,589)	(3,347,002)	16,833,078
Cash receipts (payments) on settled derivative contracts	2,743,475	(810,839)	(2,796,250)
Restricted stock award expense	2,205,910	524,257	2,211,673
Other	136,412	30,157	87,353
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	4,883,870	3,368,278	(6,723,292)
Income taxes receivable	(455,931)	-	2,413,942
Other current assets	(45,869)	(309,051)	250,568
Accounts payable	69,228	(129,304)	(10,305)
Other non-current assets	206,292	63,723	(380,964)
Income taxes payable	(576,427)	80,569	161,808
Accrued liabilities	(610,661)	(589,817)	550,012
Total adjustments	10,250,339	6,795,681	17,122,378
Net cash provided by operating activities	24,171,139	10,141,814	37,531,650

Investing Activities

Capital expenditures	$(325,983)	$(87,104)	$(552,638)
Acquisition of minerals and overriding royalty interests	(29,735,516)	(14,499,014)	(43,525,236)
Net proceeds from sales of assets	9,614,194	1,137,730	13,217,844
Deposits received on held for sale assets	-	815,000	-
Net cash provided (used) by investing activities	(20,447,305)	(12,633,388)	(30,860,030)

Financing Activities

Borrowings under Credit Facility	19,500,000	10,000,000	21,300,000
Payments of loan principal	(20,050,000)	(5,000,000)	(10,500,000)
Net proceeds from equity issuance	-	-	5,006,538
Cash receipts from (payments on) off-market derivative contracts	(560,162)	(3,010,661)	(19,260,104)
Purchases of treasury stock	(402,704)	(52,460)	(1,855)
Payments of dividends	(3,520,366)	(726,462)	(2,257,901)
Net cash provided (used) by financing activities	(5,033,232)	1,210,417	(5,713,322)
Increase (decrease) in cash and cash equivalents	(1,309,398)	(1,281,157)	958,298
Cash and cash equivalents at beginning of period	2,115,652	3,396,809	2,438,511
Cash and cash equivalents at end of period	$806,254	$2,115,652	$3,396,809

Supplemental Disclosures of Cash Flow Information
Interest paid (net of capitalized interest)	$2,405,361	$581,142	$997,085
Income taxes paid (net of refunds received)	$1,464,087	$32,431	$384,249

Supplemental schedule of noncash investing and financing activities:

Dividends declared and unpaid	$113,443	$811,688	$-

Gross additions to properties and equipment	$30,761,578	$14,710,613	$46,791,346
Value of shares used for acquisitions	-	-	(3,510,001)
Net (increase) decrease in accounts receivable for properties and equipment additions	(700,079)	(124,495)	796,529
Capital expenditures and acquisitions	$30,061,499	$14,586,118	$44,077,874

PHX Minerals Inc.

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company’s principal line of business is maximizing the value of its existing mineral and royalty assets through active management and expanding its asset base through acquisitions of additional mineral and royalty interests. The Company owns mineral and leasehold properties and other natural gas and oil interests, which are all located in the contiguous United States, primarily in Oklahoma, Texas, Louisiana, North Dakota and Arkansas, with properties located in several other states. The Company’s natural gas, oil and NGL production is from interests in 6,773 wells located principally in Oklahoma, Louisiana, Texas, Arkansas and North Dakota. The Company does not operate any wells. Approximately 53%, 38% and 9% of natural gas, oil and NGL revenues were derived from the sale of natural gas, oil and NGL, respectively, in the year ended December 31, 2023. Approximately 80%, 12% and 8% of the Company’s total sales volumes in the year ended December 31, 2023 were derived from natural gas, oil and NGL, respectively. Substantially all the Company’s natural gas, oil and NGL production is sold through the operators of the wells.

Effective April 1, 2022, the Company changed its state of incorporation from Oklahoma to Delaware through a merger with a wholly owned subsidiary, which was conducted for such purpose (the “Reincorporation”). Other than the change in the state of incorporation, the Reincorporation did not result in any change in the business, physical location, management, or any change in the fair value of the assets and liabilities of PHX Minerals Inc. and its subsidiaries and no gain or loss was recognized in our consolidated financial statements (since the merger was between entities under common control both before and after the merger).

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Of these estimates and assumptions, management considers the estimation of natural gas, crude oil and NGL reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as DD&A and impairment calculations. The Company’s Independent Consulting Petroleum Engineer, with assistance from the Company, prepares estimates of natural gas, crude oil and NGL reserves on an annual basis, with a semi-annual update. These estimates are based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. For DD&A purposes, and as required by the guidelines and definitions established by the SEC, the reserve estimates were based on average individual product prices during the 12-month period prior to December 31, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions. For impairment purposes, projected future natural gas, crude oil and NGL prices as estimated by management are used. Natural gas, crude oil and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Management uses projected future natural gas, crude oil and NGL pricing assumptions to prepare estimates of natural gas, crude oil and NGL reserves used in formulating management’s overall operating decisions.

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

Basis of Presentation

Certain reclassifications have been made to prior period financials to conform to the current year presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net income (loss), stockholders’ equity, or operating cash flows.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Company’s accounts receivable are due from purchasers (operators) of natural gas, oil and NGL. Natural gas, oil and NGL sales receivables are generally unsecured. This industry concentration has the potential to impact our overall exposure to credit risk, in that the purchasers of our natural gas, oil and NGL and the operators of the properties in which we have an interest may be similarly affected by changes in economic, industry or other conditions. During the year ended December 31, 2023, the Transition Period consisting of the three months ended December 31, 2022, and the year ended September 30, 2022, the Company did not have any bad debt expense. The Company’s allowance for uncollectible accounts as of the balance sheet dates was not material.

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

Leasing of Mineral Rights

The Company generates lease bonuses by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company's contract with a third party and generally conveys the rights to any natural gas, oil or NGL discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932, and it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral being treated as income. The excess of lease bonus above the mineral basis is shown in the lease bonuses and rentals line item on the Company’s Statements of Income.

Derivatives

The Company utilizes derivative contracts to reduce its exposure to fluctuations in the price of natural gas and oil. These derivatives are recorded at fair value on the balance sheet. The Company has elected not to complete the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges.

Properties and Equipment

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of the costs of producing natural gas and oil properties are generally computed using the unit-of-production method primarily on an individual property basis using proved or proved developed reserves, as applicable, as estimated by the Company’s Independent Consulting Petroleum Engineer. The Company’s capitalized costs of drilling and equipping all development wells, and those exploratory wells that have found proved reserves, are amortized on a unit-of-production basis over the remaining life of associated proved developed reserves. Leasehold costs for working interest and overriding royalty interest properties are amortized on a unit-of-production basis over the remaining life of associated total proved reserves. Depreciation of furniture and fixtures is computed using the straight-line method over estimated productive lives of five to eight years.

Non-producing natural gas and oil properties include non-producing minerals, which had a net book value of $49,226,889 and $43,223,165 at December 31, 2023 and September 30, 2022, respectively, consisting of perpetual ownership of mineral interests in several states, with 58% of the acreage in Oklahoma, Texas, Louisiana, North Dakota and Arkansas. As mentioned, these mineral rights are perpetual and have been accumulated over the 97-year life of the Company. There are approximately 172,091 net acres of non-producing minerals in more than 5,659 tracts owned by the Company. An average tract contains approximately 30 acres. Since inception, the Company has continually generated an interest in several thousand natural gas and oil wells using its ownership of the fee mineral acres as an ownership basis. There continues to be drilling and leasing activity on these mineral interests each year. Non-producing minerals are considered a long-term investment by the Company, as they do not expire (unlike natural gas and oil leases) and based on past history and experience, management has concluded that a long-term straight-line amortization over 33 years is appropriate. Due to the fact that the Company’s mineral ownership consists of a large number of properties, whose costs are not individually significant, and because virtually all are in the Company’s core operating areas, the minerals are being amortized on an aggregate basis (by mineral deed).

When a new well is drilled on the Company’s mineral acreage, all of the non-producing mineral costs for the associated mineral tract are transferred to producing minerals and are amortized straight-line over a 20-year period (insignificant fields are amortized over a 10-year period). Management has historically chosen to move non-producing mineral costs in this manner, as it is very difficult for the Company, as a non-operator, to predict well spacing and timing of drilling on the Company’s minerals, and future development will deplete these assets over a long period. The straight-line amortization over a 20-year period is appropriate for producing minerals, because current and future development will deplete these assets over a lengthy period that represents the estimated economic life.

Capitalized Interest

During the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022, no interest was capitalized. Interest of $2,362,393, $637,698, and $1,164,992, respectively, was charged to expense during those periods.

Accrued Liabilities

The following table shows the balances for the years ended December 31, 2023 and September 30, 2022, relating to the Company’s accrued liabilities:

	December 31,	September 30,
	2023	2022
Accrued compensation	$210,379	$1,296,471
Revenues payable	529,025	263,225
Accrued ad valorem	39,591	190,216
Dividends	113,443	-
Other	322,837	282,363
Total accrued liabilities	$1,215,275	$2,032,275

The decrease in accrued compensation in 2023 is primarily due to timing of payment related to the short-term incentive compensation.

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

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2023, December 31, 2022, and September 30, 2022, there were no such costs accrued.

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

Both excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, and excess Oklahoma percentage depletion, which has no limitation on production volume, reduce estimated taxable income or add to estimated taxable loss projected for any year. Federal and Oklahoma excess percentage depletion, when a provision for income taxes is expected for the year, decreases the effective tax rate, while the effect is to increase the effective tax rate when a benefit for income taxes is expected for the year. The benefits of federal and Oklahoma excess percentage depletion and excess tax benefits and deficiencies of stock-based compensation are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant. The effective tax rate for the year ended December 31, 2023 was 25% as compared to 23% for the three months ended December 31, 2022 and 17% for the year ended September 30, 2022.

The threshold for recognizing the financial statement effect of a tax position is when it is more likely than not, based on the technical merits, that the position will be sustained by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Subject to statutory exceptions that allow for a possible extension of the assessment period, the Company is no longer subject to U.S. federal, state, and local income tax examinations for fiscal years prior to 2020.

The Company includes interest assessed by the taxing authorities in interest expense and penalties related to income taxes in general and administrative expense on its Statements of Income. For the fiscal year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022, the Company’s interest and penalties were not material. The Company does not believe it has any material uncertain tax positions.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, and the amendments provide new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the new guidance to have a material impact on its financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, and that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

2. LEASES AND COMMITMENTS

Assessment of Leases

The Company determines if an arrangement is a lease at inception by considering whether (i) explicitly or implicitly identified assets have been deployed in the agreement and (ii) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. As of December 31, 2023, none of the Company’s leases were classified as financing leases. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company entered into a seven-year lease for office space during the quarter ended March 31, 2020, with a commencement date in August 2020. The associated lease liability and ROU asset at December 31, 2023, were $613,436 and $401,615, respectively. The Company has a lease incentive asset of $182,155, which is included in Other, net on the Company’s balance sheets. Additionally, the Company entered into a new five-year lease for office space during the quarter ended March 31, 2022, with a commencement date in July 2022. The associated lease liability and ROU asset at December 31, 2023, were $315,772 and $170,995, respectively. The Company has a lease incentive asset of $131,364, which is included in Other, net on the Company’s balance sheets. Lease costs for the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022 were $304,163, $69,709, and $204,344, respectively.

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

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option. Lease expense for lease payments will be recognized on a straight-line basis over the lease term. The Company made an accounting policy election to not recognize leases with terms, including applicable options, of less than twelve months on the Company’s balance sheets and recognize those lease payments in the Company’s Statements of Income on a straight-line basis over the lease term. In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.

The following table represents the maturities of the operating lease liabilities as of December 31, 2023:

2024	$265,867
2025	270,845
2026	277,723
2027	186,004
Thereafter	-
Total lease payments	$1,000,439
Less: Imputed interest	(71,231)
Total	$929,208

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

Disaggregation of natural gas, oil and NGL revenues

The following tables present the disaggregation of the Company’s natural gas, oil and NGL revenues for the year ended December 31, 2023, the three months ended December 31, 2022, and the year ended September 30, 2022.

	Year Ended December 31, 2023
	Royalty Interest	Working Interest	Total
Natural gas revenue	$17,420,360	$2,025,900	$19,446,260
Oil revenue	12,306,987	1,733,213	14,040,200
NGL revenue	1,866,004	1,183,821	3,049,825
Natural gas, oil and NGL sales	$31,593,351	$4,942,934	$36,536,285

	Three Months Ended December 31, 2022
	Royalty Interest	Working Interest	Total
Natural gas revenue	$7,209,757	$2,243,736	$9,453,493
Oil revenue	2,760,844	1,563,619	4,324,463
NGL revenue	601,103	509,615	1,110,718
Natural gas, oil and NGL sales	$10,571,704	$4,316,970	$14,888,674

	Year Ended September 30, 2022
	Royalty Interest	Working Interest	Total
Natural gas revenue	$30,837,464	$14,930,201	$45,767,665
Oil revenue	10,851,353	7,279,566	18,130,919
NGL revenue	2,795,655	3,166,392	5,962,047
Natural gas, oil and NGL sales	$44,484,472	$25,376,159	$69,860,631

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

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company’s estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022, revenue recognized in these reporting periods related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

4. INCOME TAXES

The Company’s provision for income taxes is detailed as follows:

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Current:
Federal	$190,914	$88,000	$2,522,000
State	240,815	25,000	438,000
	431,729	113,000	2,960,000
Deferred:
Federal	3,538,031	729,000	845,000
State	765,700	139,000	397,000
	4,303,731	868,000	1,242,000
	$4,735,460	$981,000	$4,202,000

The difference between the provision for income taxes and the amount which would result from the application of the federal statutory rate to income before provision for income taxes is analyzed below:

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Provision for income taxes at statutory rate	$3,917,815	$908,698	$5,168,366
Change in valuation allowance	(8,067)	(953)	(1,313,271)
Percentage depletion	(408,729)	(150,528)	(602,490)
State income taxes, net of federal provision	963,063	138,573	863,042
Restricted stock tax benefit	10,664	93,000	59,000
Deferred directors' compensation benefit	42,018	-	64,000
Nondeductible compensation	122,204	-	-
Law change	-	-	(56,094)
Other	96,492	(7,790)	19,447
	$4,735,460	$981,000	$4,202,000

Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax basis of assets and liabilities, consist of the following at December 31, 2023 and September 30, 2022:

	December 31,	September 30,
	2023	2022
Deferred tax liabilities:
Financial basis in excess of tax basis, principally intangible drilling costs capitalized for financial purposes and expensed for tax purposes	$10,825,555	$5,121,376
Derivative contracts	802,712	-
Total deferred tax liabilities	11,628,267	5,121,376
Deferred tax assets:
State net operating loss carry forwards	293,701	14,737
Federal net operating loss carry forwards	2,234,275	-
Statutory depletion carryover	417,090	-
Asset retirement obligations	210,447	337,247
Deferred directors' compensation	331,879	331,395
Restricted stock expense	653,959	705,195
Derivative contracts	-	2,072,530
Interest expense limitation/carryover	643,067	-
Other	91,874	88,095
Total deferred tax assets	4,876,292	3,549,199
State NOL valuation allowance	5,662	13,729
Net deferred tax liabilities	$6,757,637	$1,585,906

The federal net operating loss carry forwards can be carried forward indefinitely. Included in state net operating loss carry forwards at December 31, 2023, the Company had a deferred tax asset of $8,323 related to various state income tax net operating loss (“state NOL”) carry-forwards, which begin to expire in 2027. The Company has a valuation allowance of $5,662 for the state NOLs, as it is more likely than not that it will not be fully utilized before expiration.

5. DEBT

On September 1, 2021, the Company entered into a $100,000,000 credit facility (the “Credit Facility”) with a group of banks headed by Independent Bank. The Credit Facility has a current borrowing base of $50,000,000 as of December 31, 2023, and a maturity date of September 1, 2025. The Credit Facility is secured by the Company’s personal property and at least 75% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At December 31, 2023, the effective interest rate was 8.74%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in Other, net on the Company’s balance sheets. Total debt issuance cost net of amortization as of December 31, 2023, was $173,113. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base are made semi-annually (usually June and December) or whenever the banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on the Company’s incurrence of indebtedness, liens, make fundamental changes, and engage in certain transactions with affiliates. The Credit Agreement also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Agreement) of no less than 1.0 to 1.0 and a funded debt to EBITDAX (as defined in the Credit Agreement) of no more than 3.5 to 1.0 based on the trailing twelve months. At December 31, 2023, the Company was in compliance with the covenants of the Credit Facility, had $32,750,000 outstanding, and had $17,250,000 of borrowing base availability under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Annual Report have the meaning assigned to them in the Credit Agreement.

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

On August 25, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement, pursuant to which the Company may offer and sell from time to time up to 3 million shares of Common Stock. On December 12, 2022, the Company voluntarily terminated the At-The-Market Equity Offering Sales Agreement.

The Company declared a $0.0225 dividend during the three months ended December 31, 2022 that was paid in March of 2023.

7. EARNINGS PER SHARE (“EPS”)

Basic and diluted earnings per common share is calculated using net income divided by the weighted average number of shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares of 261,320, 241,352, and 219,286, respectively, during the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022. As of December 31, 2023, there were no participating securities.

For the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 753,336, 401,273 and 460,667, respectively, for the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022.

The following table sets forth the computation of earnings (loss) per share.

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Basic EPS
Numerator:
Basic net income (loss)	$13,920,800	$3,346,133	$20,409,272
Denominator:
Common Shares	35,718,989	35,438,388	34,184,212
Unissued, directors' deferred compensation shares	261,320	241,352	219,286
Basic weighted average shares outstanding	35,980,309	35,679,740	34,403,498
Basic EPS	$0.39	$0.09	$0.59

Diluted EPS
Numerator:
Basic net income (loss)	$13,920,800	$3,346,133	$20,409,272
Diluted net income (loss)	13,920,800	3,346,133	20,409,272
Denominator:
Basic weighted average shares outstanding	35,980,309	35,679,740	34,403,498
Effects of dilutive securities:
Unvested restricted stock	-	809,613	156,812
Diluted weighted average shares outstanding	35,980,309	36,489,353	34,560,310
Diluted EPS	$0.39	$0.09	$0.59

8. 401K PLAN

Effective January 1, 2021, the Company established a defined contribution 401K only plan. The Company began matching up to 5% of 401K contributions in cash starting January 1, 2021.

Contributions to the plans consisted of:

Year	Amount
Year Ended December 31, 2023	$150,843
Three Months Ended December 31, 2022	$27,987
Year Ended September 30, 2022	$85,444

9. DEFERRED COMPENSATION PLAN FOR DIRECTORS

Annually, independent directors may elect to be included in the Company’s Deferred Directors’ Compensation Plan for Non-Employee Directors (the “Plan”). The Plan provides that each independent director may individually elect to be credited with future unissued shares of Company Common Stock rather than cash for all or a portion of the annual retainers, and may elect to receive shares, when issued, over annual time periods up to ten years. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares at each quarter end. Only upon a director’s retirement, termination, death or a change-in-control of the Company will the shares recorded for such director under the Plan be issued to the director. The promise to issue such shares in the future is an unsecured obligation of the Company. As of December 31, 2023, there were 304,741 shares recorded under the Plan. The deferred balance outstanding at December 31, 2023, under the Plan was $1,487,590. Expenses totaling $228,017, $44,827, and $191,852 were charged to the Company’s results of operations for the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022, respectively, and are included in general and administrative expense in the accompanying Statements of Income.

10. RESTRICTED STOCK PLAN AND LONG-TERM INCENTIVE PLAN

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

The fair value of the restricted stock (time-based) was based on the closing price of the shares on their award date and will be recognized as compensation expense ratably over the vesting period. The fair value of the performance shares (market-based) was estimated on the grant date using a Monte Carlo valuation model that factors in information, including the expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance shares. Vesting of these performance shares is based on the performance of the market price of the Common Stock over the vesting period. Compensation expense for the performance shares is a fixed amount determined at the grant date and is recognized over the vesting period regardless of whether performance shares are awarded at the end of the vesting period. Upon vesting, shares are expected to be issued out of shares held in treasury or the Company’s authorized but unissued shares. Compensation expense for the restricted stock awards is recognized in G&A. Forfeitures of awards are recognized when they occur.

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

On December 21, 2023, the Company granted 482,339 shares of Common Stock in the form of time-based and market-based restricted stock to the employees and officers of the Company. Officers were awarded 369,114 market-based shares with a fair value on their award date of $1,678,599. Upon vesting, the market-based shares that do not meet certain performance criteria are forfeited. Both employees and certain officers were also awarded 113,225 time-based shares with a fair value on the award date of $381,571. The shares issued to employees time-vest ratably over a three-year period ending in December of 2026, and the shares awarded to the officers cliff vest at the end of a three-year period ending in December of 2026. All shares granted on December 21, 2023 have voting rights during the vesting period.

On December 21, 2023, the Company granted 116,904 shares of Common Stock in the form of time-based restricted stock to the non-employee directors of the Company, which had a fair value of $393,967. The shares of restricted stock fully vest in December 2024 and have voting rights during the vesting period.

The following table summarizes the Company’s pre-tax compensation expense for the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022, related to the Company’s market-based, time-based and performance-based restricted stock:

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Market-based, restricted stock	$1,722,814	$311,548	$1,018,136
Time-based, restricted stock	483,096	206,333	730,303
Performance-based, restricted stock	-	6,376	463,234
Total compensation expense	$2,205,910	$524,257	$2,211,673

A summary of the Company’s unrecognized compensation cost for its unvested market-based and time-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table:

	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$2,494,255	1.71
Time-based, restricted stock	1,089,983	1.87
Total	$3,584,238

Upon vesting, shares are expected to be issued out of shares held in treasury or authorized but unissued shares.

A summary of the status of, and changes in, unvested shares of restricted stock awards is presented below:

	Market-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value	Time-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value	Performance-Based Unvested Restricted Awards	Weighted Average Grant-Date Fair Value
Unvested shares as of September 30, 2021	356,149	$3.56	203,100	$5.33	34,814	$8.99

Granted	402,086	4.18	284,999	2.81	-	-
Vested	-	-	(127,386)	3.41	-	-
Forfeited	(17,585)	8.16	(6,855)	6.92	-	-
Unvested shares as of September 30, 2022	740,650	$3.79	353,858	$3.97	34,814	$8.99

Granted	-	-	-	-	17,408	8.99
Vested	-	-	(200,634)	3.11	(52,222)	8.99
Forfeited	(34,815)	8.58	-	-	-	-
Unvested shares as of December 31, 2022	705,835	$3.55	153,224	$5.09	-	$-

Granted	669,014	4.81	419,726	3.26	-	-
Vested	(303,750)	2.72	(147,495)	5.17	-	-
Forfeited	-	-	(7,919)	3.41	-	-
Unvested shares as of December 31, 2023	1,071,099	4.57	417,536	3.26	-	-

The fair value of the vested shares for the year ended December 31, 2023 and three months ended December 31, 2022 was $1,539,424 and $948,358, respectively.

11. PROPERTIES AND EQUIPMENT

Assets and liabilities held for sale

In the quarter ended December 31, 2022, the Company entered into two agreements to sell working interest in the Arkoma Basin and the Eagle Ford Play. The Company recorded an impairment of $6.1 million to reduce the net book value of the working interest in the Arkoma Basin to fair value less cost to sell. As of December 31, 2022, the Arkoma Basin and Eagle Ford Play working interests had a net carrying value of approximately $5.5 million and were considered held for sale, resulting in the reclassification of $6.4 million of properties, plants and equipment (PP&E) to “Held for sale assets” and $0.9 million of asset retirement obligations, to “Held for sale liabilities” on the balance sheet. The Company received $0.8 million in deposits related to the held for sale assets recorded in “Accrued liabilities and other” on the balance sheet, which is included in the Investing Activities section of the Condensed Statements of Cash Flows for the three months ended December 31, 2022. The sales of the Arkoma Basin and Eagle Ford Play closed in January of 2023.

Impairment

During the year ended December 31, 2023, the Company recorded no impairment provisions on producing properties and $38,533 on wells that were assigned back to the operator and the Company wrote off.

During the three months ended December 31, 2022, the Company recorded no impairment provisions on producing properties, other than those held for sale discussed above.

During the year ended September 30, 2022, the Company recorded no impairment provisions on producing properties and $14,565 on wells that were assigned back to the operator and the Company wrote off.

A further reduction in natural gas, oil and NGL prices or a decline in reserve volumes may lead to additional impairment in future periods that may be material to the Company.

Acquisitions

Quarter Ended	Net royalty acres (1)(2)	Cash	Number of shares (3)	Total Purchase Price (1)(4)	% Proved / % Unproved	Area of Interest
December 31, 2023
	325	$4.3 million	-	$4.3 million	72% / 28%	Haynesville / SCOOP
September 30, 2023
	974	$13.4 million	-	$13.4 million	81% / 19%	Haynesville / SCOOP
June 30, 2023
	151	$1.8 million	-	$1.8 million	29% / 71%	Haynesville / SCOOP
March 31, 2023
	912	$10.8 million	-	$10.8 million	44% / 56%	Haynesville / SCOOP
December 31, 2022
	1,256	$14.6 million	-	$14.6 million	32% / 68%	Haynesville / SCOOP
September 30, 2022
	924	$13.6 million	-	$13.6 million	73% / 27%	Haynesville / SCOOP
June 30, 2022
	938	$9.1 million	-	$9.1 million	58% / 42%	Haynesville / SCOOP
March 31, 2022
	825	$9.3 million	-	$9.3 million	63% / 37%	Haynesville / SCOOP
December 31, 2021
	1,884	$11.3 million	1,519,481	$14.8 million	52% / 48%	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the unleased minerals included in the net royalty acres.

(3) The Company’s policy is to classify all costs associated with equity issuances as financial costs in the Statements of Cash Flows.

(4) Table excludes transaction costs of $0.3 million, $0.1 million, and $0.7 million, respectively, that were capitalized during the year ended December 31, 2023, the three months ended December 31, 2022, and the year ended September 30, 2022.

All purchases made in calendar years 2022 and 2023 were of mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price (3)	Gain/(Loss) (3)	Location
December 31, 2023
No significant divestitures
September 30, 2023
	729 acres	$0.3 million	$0.2 million	OK
June 30, 2023
No significant divestitures
March 31, 2023
	755 acres	$0.3 million	$0.3 million	OK / TX
	267 wellbores	$10.7 million	$4.1 million(4)	OK / TX
December 31, 2022
	4,743 acres	$1.0 million	$0.8 million	OK / TX
September 30, 2022
	87 acres	$0.1 million	$0.1 million	TX
	224 wellbores	$5.3 million	$3.6 million	OK / AR / ND
June 30, 2022
	2,381 acres	$0.5 million	$0.5 million	AR / OK / TX
	27 wellbores	$0.5 million	$0.2 million	OK
March 31, 2022
	7,201 acres	$2.1 million	$2.1 million	NM / TX
December 31, 2021
	692 wellbores	$4.6 million	($2.2) million	AR / OK / TX

(1) Number of net mineral acres sold.

(2) Number of gross wellbores associated with working interests sold.

(3) Excludes subsequent closing adjustments and immaterial divestitures.

(4) Excludes $6.1 million loss recognized as an impairment in the quarter ended December 31, 2022 related to assets and liabilities held for sale as of December 31, 2022.

Asset Retirement Obligations

The following table shows the activity for the year ended December 31, 2023, the three month period ended December 31, 2022, and the year ended September 30, 2022, relating to the Company’s asset retirement obligations:

	Year Ended December 31,		Three Months Ended December 31,		Year Ended September 30,
	2023		2022		2022
Asset retirement obligations as of beginning of the period	$1,916,932	(1)	$1,901,904		$2,836,172
Wells acquired or drilled	-		-		-
Wells sold or plugged	(898,231)		(5,938)		(1,027,030)
Accretion of discount	43,438		20,966		92,762
Asset retirement obligations as of end of the period	$1,062,139		$1,916,932	(1)	$1,901,904

(1) The December 31, 2022 balance includes $0.8 million related to the held for sale liabilities at December 31, 2022.

As a non-operator, the Company does not control the plugging of wells in which it has a working interest and is not involved in the negotiation of the terms of the plugging contracts. This estimate relies on information gathered from outside sources as well as relevant information received directly from operators.

12. DERIVATIVES

The Company has entered into fixed swap contracts and costless collar contracts. These instruments are intended to reduce the Company’s exposure to fluctuations in the price of natural gas and oil. Collar contracts set a fixed floor price and a fixed ceiling price and provide payments to the Company if the index price falls below the floor or require payments by the Company if the index price rises above the ceiling. Fixed swap contracts set a fixed price and provide payments to the Company if the index price is below the fixed price or require payments by the Company if the index price is above the fixed price. These contracts cover only a portion of the Company’s natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in prices.

On September 2, 2021, the Company settled all of its derivative contracts consisting of both swaps and costless collars with BOKF, NA dba Bank of Oklahoma (“BOKF”) by paying $8.8 million. On September 3, 2021, the Company entered into new derivative contracts with BP Energy Company (“BP”) that had similar terms to the contracts settled with BOKF and received a payment of $8.8 million from BP. The new derivative contracts consisted of all fixed swap contracts and are secured under the Company’s Credit Facility with Independent Bank. Management concluded that the financing element of the new derivative contracts with BP was other than insignificant due to the off-market terms of the fixed swap price. Due to the financing element, the Company is required to report all cash flows associated with these derivative contracts as “cash flows from financing activities” in the statement of cash flows. This requirement relates to all cash flows from these derivatives and not just the portion of the cash flows relating to the financing element of the derivative. The derivative instruments have settled or will settle based on the terms below.

Derivative contracts in place as of December 31, 2023

Fiscal period	Contract total volume	Index	Contract average price
Natural gas costless collars
2024	1,455,000 Mmbtu	NYMEX Henry Hub	$3.57floor/$5.58ceiling
2025	540,000 Mmbtu	NYMEX Henry Hub	$3.21floor/$5.15ceiling
Natural gas fixed price swaps
2024	2,172,500 Mmbtu	NYMEX Henry Hub	$3.40
2025	180,000 Mmbtu	NYMEX Henry Hub	$4.16
Oil Costless Collars
2024	23,450 Bbls	NYMEX WTI	$64.11floor/$76.28ceiling
Oil fixed price swaps
Remaining 2023	5,500 Bbls	NYMEX WTI	$74.48
2024	16,350 Bbls	NYMEX WTI	$67.69
2025	7,800 Bbls	NYMEX WTI	$66.03

The Company’s fair value of derivative contracts was a net asset of $3,283,587 as of December 31, 2023, and a net liability of $8,561,191 as of September 30, 2022. Realized and unrealized gains and (losses) are recorded in gains (losses) on derivative contracts on the Company’s Statement of Income. Cash receipts in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

	For the Year Ended	Three Months Ended	For the Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Cash received (paid) on settled derivative contracts:
Natural gas costless collars	$1,516,535	$(455,040)	$(1,878,250)
Natural gas fixed price swaps(1)	1,344,580	(1,896,872)	(9,065,100)
Oil costless collars	24,330	-	-
Oil fixed price swaps(1)	(328,387)	(566,127)	(3,590,210)
Cash received (paid) on settled derivative contracts, net	$2,557,058	$(2,918,039)	$(14,533,560)
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$857,675	$1,779,405	$(1,044,958)
Natural gas fixed price swaps	3,119,388	4,557,865	(1,954,719)
Oil costless collars	(702)	(120,032)	106,157
Oil fixed price swaps	326,170	47,803	594,002
Non-cash gain (loss) on derivative contracts, net	$4,302,531	$6,265,041	$(2,299,518)
Gains (losses) on derivative contracts, net	$6,859,589	$3,347,002	$(16,833,078)

(1) For the year ended December 31, 2023, three months ended December 31, 2022, and the year ended September 30, 2022, excludes $373,745, $903,461, and $7,522,794, respectively, of cash paid to settle off-market derivative contracts that are not reflected on the Statements of Income. Total cash paid related to off-market derivatives was $560,162, $3,010,661, and $19,260,104, respectively, for the year ended December 31, 2023, three months ended December 31, 2022, and the year ended September 30, 2022 and is reflected in the Financing Activities section of the Statements of Cash Flows. Cash (paid) or received not related to off-market derivatives is reflected in the Operating Activities section of the Statements of Cash Flows.

The fair value amounts recognized for the Company’s derivative contracts executed with the same counterparty under a master netting arrangement may be offset. The Company has the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on, or termination of, any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability on the balance sheets. The following table summarizes and reconciles the Company's derivative contracts’ fair values at a gross level back to net fair value presentation on the Company's balance sheets at December 31, 2023, and September 30, 2022. The Company has offset all amounts subject to master netting agreements on the Company's balance sheets at December 31, 2023 and September 30, 2022.

	12/31/2023				9/30/2022
	Fair Value				Fair Value
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$3,318,046	$197,439	$344,614	$181,634	$924,258	$8,798,237	$124,983	$812,195
Offsetting adjustments	(197,439)	(197,439)	(181,634)	(181,634)	(924,258)	(924,258)	(124,983)	(124,983)
Net presentation on Balance Sheets	$3,120,607	$-	$162,980	$-	$-	$7,873,979	$-	$687,212

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement at December 31, 2023
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$1,706,042	$-	$1,706,042
Derivative Contracts - Collars	$-	$1,577,545	$-	$1,577,545

	Fair Value Measurement at September 30, 2022
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(7,622,390)	$-	$(7,622,390)
Derivative Contracts - Collars	$-	$(938,801)	$-	$(938,801)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Year Ended December 31,		Three Months Ended December 31,		Year Ended September 30,
	2023		2022		2022
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment

Producing Properties (a)	$-	$-	$-	$-	$-	$-

(a)
At the end of each quarter, the Company assessed the carrying value of its producing properties for impairment if indicators of impairment existed at such time. If indicators of impairment exist, the Company utilizes estimates of future cash flows of proved properties or fair value (selling price) less cost to sell if the property is held for sale. Significant judgments and assumptions in these assessments include estimates of future natural gas, oil and NGL prices using a forward NYMEX curve adjusted for projected inflation, locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates. These assessments identified certain properties with carrying value in excess of their calculated fair values. This table excludes impairments on properties that were written off in the amount of $38,533 and $14,565 for the year ended December 31, 2023 and year ended September 30, 2022, respectively. This table excludes impairments on held for sale assets associated with the sale of non-operated working interest wellbores to their fair value in the amount of $6,100,696 for the three months ended December 31, 2022.

At December 31, 2023 and September 30, 2022, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include debt, which the valuation is classified as Level 2 as the carrying amount of the Company’s revolving credit facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

14. INFORMATION ON NATURAL GAS AND OIL PRODUCING ACTIVITIES

The natural gas and oil producing activities of the Company are conducted within the contiguous United States (principally in Oklahoma, Texas, Louisiana, Arkansas and North Dakota) and represent substantially all of the business activities of the Company.

The following table shows sales to major purchasers, by percentage, through various operators/purchasers during the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022.

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Company A	14%	9%	9%
Company B	13%	4%	2%
Company C	3%	7%	10%

The loss of any of these major purchasers of natural gas, oil and NGL production could have a material adverse effect on the ability of the Company to produce and sell its natural gas, oil and NGL production.

15. SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company entered into new derivative contracts as summarized in the table below:

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas costless collars
April - September 2025	55,000 Mmbtu	NYMEX Henry Hub	$3.00floor/$3.75ceiling
November 2025 - March 2026	100,000 Mmbtu	NYMEX Henry Hub	$3.50floor/$4.85ceiling
Natural gas fixed price swaps
January - March 2025	50,000 Mmbtu	NYMEX Henry Hub	$3.51
April - October 2025	100,000 Mmbtu	NYMEX Henry Hub	$3.28
Oil costless collars
June - September 2024	500 Bbls	NYMEX WTI	$70.00floor/$78.10ceiling
October - December 2024	500 Bbls	NYMEX WTI	$67.00floor/$77.00ceiling
Oil fixed price swaps
July - October 2024	1,500 Bbls	NYMEX WTI	$69.50
November - December 2024	2,000 Bbls	NYMEX WTI	$69.50
January - March 2025	500 Bbls	NYMEX WTI	$69.50
January - June 2025	2,000 Bbls	NYMEX WTI	$70.90
April - June 2025	750 Bbls	NYMEX WTI	$69.50
July - September 2025	500 Bbls	NYMEX WTI	$69.50
July - December 2025	1,500 Bbls	NYMEX WTI	$68.90

PHX Minerals Inc.

Supplementary Information

SUPPLEMENTARY INFORMATION ON NATURAL GAS, OIL AND NGL RESERVES (UNAUDITED)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of natural gas and oil properties and related accumulated depreciation, depletion and amortization as of December 31, 2023 and September 30, 2022 is as follows:

	December 31,	September 30,
	2023	2022
Producing properties	$209,082,847	$248,978,928
Non-producing minerals	56,670,341	50,032,539
Non-producing leasehold	2,150,104	1,746,797
	267,903,292	300,758,264
Accumulated depreciation, depletion and amortization	(113,506,928)	(168,349,542)
Net capitalized costs	$154,396,364	$132,408,722

Costs Incurred

For the year ended December 31, 2023, three months ended December 31, 2022, and year ended September 30, 2022, the Company incurred the following costs in natural gas and oil producing activities:

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Property acquisition costs	$30,435,595	$14,637,290	$46,224,928
Development costs	113,967	36,801	156,752
	$30,549,562	$14,674,091	$46,381,680

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

The independent consulting petroleum engineering firm of Cawley, Gillespie and Associates, Inc. (CG&A) of Fort Worth, Texas, prepared the Company’s natural gas, oil and NGL reserves estimates as of December 31, 2023, December 31, 2022, and September 30, 2022.

The Company’s net proved natural gas, oil and NGL reserves, which are located in the contiguous United States, as of December 31, 2023, December 31, 2022, and September 30, 2022, have been estimated by the Company’s Independent Consulting Petroleum Engineering Firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Net quantities of proved, developed and undeveloped natural gas, oil and NGL reserves are summarized as follows:

	Proved Reserves
	Natural Gas	Oil	NGL	Total
	(Mcf)	(Barrels)	(Barrels)	Bcfe
September 30, 2021	64,952,668	1,504,840	1,501,853	83.0

Revisions of previous estimates	2,405,959	(13,498)	409,597	4.8
Acquisitions	15,302,364	29,987	18,260	15.6
Divestitures	(16,624,066)	(72,244)	(83,931)	(17.6)
Extensions, discoveries and other additions	3,627,989	132,227	82,024	4.9
Production	(7,427,708)	(198,535)	(165,120)	(9.6)
September 30, 2022	62,237,206	1,382,777	1,762,683	81.1

Revisions of previous estimates	(3,126,679)	(31,388)	(31,989)	(3.5)
Acquisitions	1,424,204	8,179	7,370	1.5
Divestitures	(131,497)	-	(7,861)	(0.2)
Extensions, discoveries and other additions	2,471,579	64,844	16,983	3.0
Production	(1,669,320)	(52,406)	(38,611)	(2.2)
December 31, 2022	61,205,493	1,372,006	1,708,575	79.7

Revisions of previous estimates	(4,997,247)	29,514	(86,414)	(5.3)
Acquisitions	7,322,724	35,228	20,361	7.7
Divestitures	(7,296,462)	(340,265)	(145,231)	(10.2)
Extensions, discoveries and other additions	7,211,533	158,395	102,849	8.8
Production	(7,457,084)	(182,916)	(137,484)	(9.4)
December 31, 2023	55,988,957	1,071,962	1,462,656	71.2

The prices used to calculate reserves and future cash flows from reserves for natural gas, oil and NGL, respectively, were as follows: December 31, 2023 - $2.67/Mcf, $76.85/Bbl, $21.98/Bbl; December 31, 2022 - $6.52/Mcf, $92.74/Bbl, $39.18/Bbl; September 30, 2022 - $6.41/Mcf, $90.33/Bbl, $38.09/Bbl.

The changes in reserves at December 31, 2022, as compared to September 30, 2022, are attributable to:

Revisions of previous estimates from September 30, 2022 to December 31, 2022 that were primarily the result of

•
Negative pricing revisions of 1.4 Bcfe due to a four well pad that did not reach the permitted lateral length when drilled in the Haynesville Shale, therefore reducing royalty interest in each well, and permit expirations, as our PUD reserves consist only of wells that are permitted, drilling, or waiting on completion.

•
Negative performance revisions of 2.1 Bcfe principally due to the shut in of a significant working interest well in the SCOOP play in the Ardmore basin of Oklahoma, and (i) wells located in an area with gas takeaway constraints located in the Haynesville Shale play of Louisiana and (ii) wells drilled in the last two years in the Haynesville play of Texas.

Acquisitions and divestitures were the result of

•
The sale of 0.2 Bcfe proved developed, consisting predominately of working interest properties in the Arkoma Stack play in Oklahoma.
•
The acquisition of 1.5 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma, of which 0.5 Bcfe were proved developed and 1.0 Bcfe were proved undeveloped.

Extensions, discoveries and other additions from September 30, 2022 to December 31, 2022 that are principally attributable to

•
Reserve extensions, discoveries and other additions of 3.0 Bcfe (comprised of 0.3 Bcfe proved developed and 2.7 Bcfe proved undeveloped reserves) principally resulting from:
a)
The Company’s royalty interest ownership in the ongoing development of unconventional natural gas, utilizing horizontal drilling, in the Haynesville Shale play of East Texas and Western Louisiana.
b)
The Company’s royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma.

And production of 2.2 Bcfe from the Company’s natural gas and oil properties.

The changes in reserves at December 31, 2023, as compared to December 31, 2022, are attributable to:

Revisions of previous estimates from December 31, 2022 to December 31, 2023 that were primarily the result of

•
Negative pricing revisions of 4.8 Bcfe due to natural gas and oil wells reaching their economic limits earlier than was projected in 2022 due to lower commodity prices.
•
Negative performance revisions of 0.5 Bcfe principally due to steeper decline and lower than expected volumes in wells located in an area with gas takeaway constraints located in the Haynesville Shale.

Acquisitions and divestitures were the result of

•
The sale of 10.2 Bcfe proved developed, consisting predominately of working interest properties in the Eagle Ford Shale play in Texas and the Arkoma Stack play and Western Anadarko Basin in Oklahoma.
•
The acquisition of 7.7 Bcfe, predominately of royalty interest properties in the active drilling programs of the Haynesville Shale play in east Texas and western Louisiana and the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma, of which 3.4 Bcfe were proved developed and 4.3 Bcfe were proved undeveloped.

Extensions, discoveries and other additions from December 31, 2022 to December 31, 2023 that are principally attributable to

•
Reserve extensions, discoveries and other additions of 8.8 Bcfe (comprised of 1.0 Bcfe proved developed and 7.8 Bcfe proved undeveloped reserves) principally resulting from:
a)
The Company’s royalty interest ownership in the ongoing development of unconventional natural gas, utilizing horizontal drilling, in the Haynesville Shale play of East Texas and Western Louisiana.

b)
The Company’s royalty interest ownership in the ongoing development of unconventional natural gas, oil and NGL utilizing horizontal drilling in the Mississippi and Woodford Shale intervals in the SCOOP play in the Ardmore basin of Oklahoma.

And production of 9.4 Bcfe from the Company’s natural gas and oil properties.

	Proved Developed Reserves			Proved Undeveloped Reserves
	Natural Gas	Oil	NGL	Natural Gas	Oil	NGL
	(Mcf)	(Barrels)	(Barrels)	(Mcf)	(Barrels)	(Barrels)
September 30, 2022	50,304,185	1,275,853	1,698,046	11,933,021	106,924	64,637
December 31, 2022	48,596,944	1,253,838	1,660,439	12,608,549	118,168	48,136
December 31, 2023	44,479,988	937,465	1,362,944	11,508,969	134,497	99,712

The following details the changes in proved undeveloped reserves for 2023 (Mcfe):

Beginning proved undeveloped reserves	13,606,373
Proved undeveloped reserves transferred to proved developed	(12,328,750)
Revisions	(471,393)
Extensions and discoveries	7,819,628
Sales	-
Purchases	4,288,365
Ending proved undeveloped reserves	12,914,223

During fiscal year 2023, total net PUD reserves decreased by 0.7 Bcfe. In fiscal year 2023, a total of 12.3 Bcfe (91% of the beginning balance) was transferred to proved developed. The remaining balance of approximately 11.6 Bcfe (86% of the beginning balance) of positive revisions to PUD reserves consist of acquisitions of 4.3 Bcfe in the Haynesville Shale in Texas and Louisiana and Meramec and Woodford SCOOP play in Oklahoma, additions and extensions of 7.8 Bcfe within the active drilling program areas of (i) the Haynesville Shale in Texas and Louisiana, (ii) the SCOOP Meramec and Woodford in Oklahoma, (iii) the STACK Meramec and Woodford in Oklahoma and (iv) the Bakken in North Dakota, and negative revisions of 0.5 Bcfe primarily due to permit expirations, as our PUD reserves consist only of wells that are permitted, drilling, or waiting on completion.

The Company anticipates that all current PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves, which are no longer projected to be drilled within five years from the date they were added to PUD reserves, will be removed as revisions at the time that determination is made. In the event that there are undrilled PUD locations at the end of the five-year period, the Company will remove the reserves associated with those locations from proved reserves as revisions.

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

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Future cash inflows	$264,083,714	$592,958,683	$591,082,414
Future production costs	(67,959,181)	(128,291,757)	(131,377,260)
Future development and asset retirement costs	(1,224,333)	(2,531,896)	(2,543,510)
Future income tax expense	(18,437,730)	(82,500,751)	(107,209,614)
Future net cash flows	176,462,470	379,634,279	349,952,030

10% annual discount	(76,071,084)	(182,144,644)	(167,382,649)
Standardized measure of discounted future net cash flows	$100,391,386	$197,489,635	$182,569,381

Changes in the standardized measure of discounted future net cash flows are as follows:

	Year Ended	Three Months Ended	Year Ended
	December 31, 2023	December 31, 2022	September 30, 2022
Beginning of year	$197,489,635	$182,569,381	$74,790,342
Changes resulting from:
Sales of natural gas, oil and NGL, net of production costs	(29,380,772)	(11,799,485)	(56,691,954)
Net change in sales prices and production costs	(112,688,455)	5,708,897	172,990,983
Net change in future development and asset retirement costs	171,076	3,771	(360,323)
Extensions and discoveries	13,586,306	9,002,111	14,493,340
Revisions of quantity estimates	(16,554,366)	(10,623,730)	14,569,169
Acquisitions (divestitures) of reserves-in-place	(19,144,486)	4,085,305	(5,808,769)
Accretion of discount	24,132,484	5,948,166	9,652,434
Net change in income taxes	34,208,654	11,522,045	(33,623,250)
Change in timing and other, net	8,571,310	1,073,174	(7,442,591)
Net change	(97,098,249)	14,920,254	107,779,039
End of year	$100,391,386	$197,489,635	$182,569,381

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls over financial reporting were effective as of December 31, 2023.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting made during the fiscal quarter ended December 31, 2023.

ITEM 9B OTHER INFORMATION

Not applicable.

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

(3.1)	Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K12B filed with the SEC on April 5, 2022).
(3.2)	Amended and Restated Bylaws of PHX Minerals Inc. (incorporated by reference to Exhibit 3.2 to Form 10-K filed December 13, 2022).
(4.1)	Description of Capital Stock of PHX Minerals Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K12B filed April 5, 2022).
*(10.1)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2023).
*(10.2)	Amended and Restated Change-in-Control Executive Severance Agreement between PHX Minerals Inc. and Chad L. Stephens
*(10.3)	Amended and Restated Change-in-Control Executive Severance Agreement between PHX Minerals Inc. and Ralph D’Amico
*(10.4)	Form of Change-in-Control Executive Severance Agreement for Executive Officers other than Named Executive Officers
*(10.5)	PHX Minerals Inc. Amended 2010 Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Form 10-K filed with the SEC on December 10, 2020)
*(10.6)	PHX Minerals Inc. Amended and Restated 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 8, 2023).
(10.7)	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Transition Report on Form 10-Q filed on February 8, 2023).
(10.8)

Credit Agreement dated as of September 1, 2021, among PHX Minerals Inc., each lender from time to time party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 3, 2021)

(10.9)

First Amendment to Credit Agreement dated as of December 6, 2021, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on December 9, 2021).

(10.10)

Second Amendment to Credit Agreement dated as of May 18, 2022, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 19, 2022).

(10.11)

Third Amendment to Credit Agreement dated as of December 7, 2022, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.8 to Form 10-K filed December 13, 2022).

(10.12)

Fourth Amendment to Credit Agreement dated as of May 5, 2023, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 9, 2023).

(10.13)

Fifth Amendment to Credit Agreement dated as of November 6, 2023, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2023).

(23.1)	Consent of Ernst & Young LLP
(23.2)	Consent of Cawley, Gillespie and Associates, Inc., Independent Petroleum Engineering Consultants
(24.1)	Power of Attorney (see signature page)
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(97.1)	PHX Minerals Inc. Clawback Policy
(97.2)	Form of PHX Minerals Inc. Executive Acknowledgement & Agreement Pertaining to Clawback Policy
(99.1)	Report of Cawley, Gillespie and Associates, Inc., Independent Petroleum Engineering Consultants, dated January 23, 2024
(99.2)	Report of Cawley, Gillespie and Associates, Inc., Independent Petroleum Engineering Consultants, dated March 13, 2023
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Labels Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement

ITEM 16 FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHX MINERALS INC.

By: /s/ Chad L. Stephens
Chad L. Stephens
President and Chief Executive Officer

Date: March 12, 2024

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

Signature	Title	Date

/s/ Chad L. Stephens Chad L. Stephens	President and Chief Executive Officer (principal executive officer)	March 12, 2024

/s/Ralph D’Amico Ralph D’Amico	Executive Vice President and Chief Financial Officer (principal financial officer)	March 12, 2024

/s/Chad D. True Chad D. True	Senior Vice President of Accounting (principal accounting officer)	March 12, 2024

/s/ Mark T. Behrman Mark T. Behrman	Non-Executive Chairman of the Board	March 12, 2024

/s/ Glen A. Brown Glen A. Brown	Director	March 12, 2024

/s/ Lee M. Canaan Lee M. Canaan	Director	March 12, 2024

/s/ Peter B. Delaney Peter B. Delaney	Director	March 12, 2024

/s/ Steven L. Packebush Steven L. Packebush	Director	March 12, 2024

/s/ John H. Pinkerton John H. Pinkerton	Director	March 12, 2024