Form 10-Q
period 2024-03-31
PHX MINERALS INC.
filed 2024-05-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Outstanding shares of Common Stock at May 1, 2024: 37,458,487 shares.

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

All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to: our ability to execute our business strategies; the volatility of realized natural gas and oil prices; the level of production on our properties; estimates of quantities of natural gas, oil and NGL reserves and their values; general economic or industry conditions; public health crises or pandemics, and any related actions taken by businesses and governments; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; title defects in the properties in which we invest; and other economic, competitive, governmental, regulatory or technical factors affecting our properties, operations or prices.

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for, and development, production and sale of, natural gas, oil, and NGLs. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”), and any quarterly reports on Form 10-Q filed subsequently thereto, including any risks described in Item 1A of this Form 10-Q. Investors should also read the other information in this Form 10-Q and the Annual Report where risk factors are presented and further discussed.

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

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,625,749	$806,254
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	3,683,671	4,900,126
Refundable income taxes	455,553	455,931
Derivative contracts, net	2,400,390	3,120,607
Other	668,705	878,659
Total current assets	8,834,068	10,161,577

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	212,852,807	209,082,847
Non-producing natural gas and oil properties	56,150,263	58,820,445
Other	1,360,614	1,360,614
	270,363,684	269,263,906
Less accumulated depreciation, depletion and amortization	(116,177,898)	(114,139,423)
Net properties and equipment	154,185,786	155,124,483

Derivative contracts, net	-	162,980
Operating lease right-of-use assets	537,685	572,610
Other, net	429,486	486,630

Total assets	$163,987,025	$166,508,280

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$621,191	$562,607
Current portion of operating lease liability	236,465	233,390
Accrued liabilities and other	1,100,976	1,215,275
Total current liabilities	1,958,632	2,011,272

Long-term debt	30,750,000	32,750,000
Deferred income taxes, net	6,782,969	6,757,637
Asset retirement obligations	1,073,025	1,062,139
Derivative contracts, net	158,620	-
Operating lease liability, net of current portion	635,506	695,818

Total liabilities	41,358,752	43,276,866

Stockholders' equity:
Common Stock, $0.01666 par value; 54,000,500 shares authorized and 36,121,723 issued at March 31, 2024; 54,000,500 shares authorized and 36,121,723 issued at December 31, 2023	601,788	601,788
Capital in excess of par value	42,403,417	41,676,417
Deferred directors' compensation	1,425,523	1,487,590
Retained earnings	78,717,910	80,022,839
	123,148,638	123,788,634
Less treasury stock, at cost; 122,785 shares at March 31, 2024, and 131,477 shares at December 31, 2023	(520,365)	(557,220)
Total stockholders' equity	122,628,273	123,231,414
Total liabilities and stockholders' equity	$163,987,025	$166,508,280

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2024	2023
Revenues:	(unaudited)
Natural gas, oil and NGL sales	$7,090,208	$11,857,247
Lease bonuses and rental income	151,718	313,150
Gains (losses) on derivative contracts	627,492	3,802,820
	$7,869,418	$15,973,217
Costs and expenses:
Lease operating expenses	332,409	574,942
Transportation, gathering and marketing	843,504	1,128,756
Production and ad valorem taxes	392,327	552,258
Depreciation, depletion and amortization	2,356,326	1,889,990
Provision for impairment	-	2,073
Interest expense	714,886	557,473
General and administrative	3,347,037	2,981,909
Losses (gains) on asset sales and other	24,212	(4,334,428)
Total costs and expenses	8,010,701	3,352,973
Income (loss) before provision for income taxes	(141,283)	12,620,244

Provision for income taxes	42,332	3,067,000

Net income (loss)	$(183,615)	$9,553,244

Basic and diluted earnings (loss) per common share (Note 4)	$(0.01)	$0.27

Weighted average shares outstanding:
Basic	36,303,392	35,935,791
Diluted	36,303,392	35,935,791

Dividends per share of common stock paid in period	$0.0300	$0.0225

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2023	36,121,723	$601,788	$41,676,417	$1,487,590	$80,022,839	(131,477)	$(557,220)	$123,231,414

Net income (loss)	-	-	-	-	(183,615)	-	-	(183,615)
Restricted stock award expense	-	-	656,656	-		-	-	656,656
Dividends declared	-	-	-	-	(1,121,314)	-	-	(1,121,314)
Distribution of deferred directors' compensation	-	-	70,344	(107,199)	-	8,692	36,855	-
Increase in deferred directors' compensation charged to expense	-	-	-	45,132	-	-	-	45,132
Balances at March 31, 2024	36,121,723	$601,788	$42,403,417	$1,425,523	$78,717,910	(122,785)	$(520,365)	$122,628,273
(unaudited)

Three Months Ended March 31, 2023

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2022	35,938,206	$598,731	$43,344,916	$1,541,070	$68,925,774	(300,272)	$(4,307,365)	$110,103,126

Net income (loss)	-	-	-	-	9,553,244	-	-	9,553,244
Restricted stock award expense	-	-	580,998	-	-	-	-	580,998
Dividends declared	-	-	-	-	(50,034)	-	-	(50,034)
Distribution of restricted stock to officers and directors	-	-	(766,846)	-	-	53,476	766,846	-
Distribution of deferred directors' compensation	-	-	(24,330)	(281,497)	-	21,312	305,827	-
Increase in deferred directors' compensation charged to expense	-	-	-	53,589	-	-	-	53,589
Balances at March 31, 2023	35,938,206	$598,731	$43,134,738	$1,313,162	$78,428,984	(225,484)	$(3,234,692)	$120,240,923
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(3)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Operating Activities	(unaudited)
Net income (loss)	$(183,615)	$9,553,244

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,356,326	1,889,990
Impairment of producing properties	-	2,073
Provision for deferred income taxes	25,332	2,934,000
Gain from leasing fee mineral acreage	(151,718)	(313,150)
Proceeds from leasing fee mineral acreage	151,718	373,878
Net (gain) loss on sales of assets	(66,500)	(4,417,983)
Directors' deferred compensation expense	45,132	53,589
Total (gain) loss on derivative contracts	(627,492)	(3,802,820)
Cash receipts (payments) on settled derivative contracts	1,669,309	816,838
Restricted stock award expense	656,656	580,998
Other	35,731	35,904
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	1,216,455	2,328,673
Other current assets	207,497	123,948
Accounts payable	67,986	(175,207)
Income taxes receivable	378	(776,077)
Other non-current assets	56,338	40,576
Income taxes payable	-	(576,427)
Accrued liabilities	(212,882)	261,430
Total adjustments	5,430,266	(619,767)
Net cash provided by operating activities	5,246,651	8,933,477

Investing Activities
Capital expenditures	(7,440)	(190,826)
Acquisition of minerals and overriding royalty interests	(1,406,248)	(10,236,615)
Net proceeds from sales of assets	66,500	9,210,005
Net cash provided by (used in) investing activities	(1,347,188)	(1,217,436)

Financing Activities
Borrowings under Credit Facility	1,000,000	6,000,000
Payments of loan principal	(3,000,000)	(13,300,000)
Payments on off-market derivative contracts	-	(560,162)
Payments of dividends	(1,079,968)	(810,071)
Net cash provided by (used in) financing activities	(3,079,968)	(8,670,233)

Increase (decrease) in cash and cash equivalents	819,495	(954,192)
Cash and cash equivalents at beginning of period	806,254	2,115,652
Cash and cash equivalents at end of period	$1,625,749	$1,161,460

Supplemental Disclosures of Cash Flow Information:

Interest paid (net of capitalized interest)	$733,799	$611,922
Income taxes paid (net of refunds received)	$16,623	$1,485,505

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$41,346	$50,034

Gross additions to properties and equipment	$1,406,743	$10,996,880
Net increase (decrease) in accounts receivable for properties and equipment additions	6,945	(569,439)
Capital expenditures and acquisitions	$1,413,688	$10,427,441

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “PHX” or the “Company” refer to PHX Minerals Inc.

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Royalty Interest	Working Interest	Total
Natural gas revenue	$3,201,897	$363,777	$3,565,674
Oil revenue	2,518,321	313,875	2,832,196
NGL revenue	456,056	236,282	692,338
Natural gas, oil and NGL sales	$6,176,274	$913,934	$7,090,208

	Three Months Ended March 31, 2023
	Royalty Interest	Working Interest	Total
Natural gas revenue	$6,186,021	$724,748	$6,910,769
Oil revenue	3,432,950	679,838	4,112,788
NGL revenue	504,770	328,920	833,690
Natural gas, oil and NGL sales	$10,123,741	$1,733,506	$11,857,247

Prior-period performance obligations and contract balances

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days

(5)

or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the quarters ended March 31, 2024 and 2023, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide. Through cash received on new wells, in the quarters ended March 31, 2024 and 2023, the Company identified several producing properties on its minerals that had production dates prior to the quarters ended March 31, 2024 and 2023. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the natural gas, oil and NGL sales on the Company’s Statements of Income and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables.

In connection with obtaining more relevant information on new wells on Company acreage during the quarters ended March 31, 2024 and 2023, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $447,284 of which $23,159 related to the production periods before January 1, 2023 and $424,125 related to the fiscal year ended December 31, 2023; and the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $876,704 of which $64,900 related to the production periods before October 1, 2022 and $811,804 related to the three months ended December 31, 2022.

Lease bonus revenue

The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies. A lease agreement represents the Company’s contract with a third party and generally conveys the rights to any natural gas, oil or NGL discovered, grants the Company a right to a specified royalty interest and requires that drilling and completion operations commence within a specified time period. Control is transferred to the lessee and the Company has satisfied its performance obligation when the lease agreement is executed, such that revenue is recognized when the lease bonus payment is received. The Company accounts for its lease bonuses as conveyances in accordance with the guidance set forth in ASC 932 (Extractive Activities—Oil and Gas), and upon leasing, it recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral interests being treated as a gain. The excess of lease bonus above the mineral interests basis is shown in the lease bonuses and rental income line item on the Company’s Statements of Income.

Natural gas and oil derivative contracts

See Note 9 for discussion of the Company’s accounting for derivative contracts.

NOTE 3: Income Taxes

The Company’s provision for income taxes differs from the statutory rate primarily due to estimated federal and state benefits generated from excess federal and Oklahoma percentage depletion, which are permanent tax benefits, and the change in valuation allowance from prior year. Excess percentage depletion, both federal and Oklahoma, can only be taken in the amount that exceeds cost depletion, which is calculated on a unit-of-production basis. The Company completes an evaluation of the expected realization of the Company’s gross deferred tax assets each quarter. Excess tax benefits and deficiencies of stock-based compensation are recognized as provision (benefit) for income taxes in the Company’s Statements of Income.

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

As of March 31, 2024, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance is required for certain state deferred tax assets and for the quarter ended March 31, 2024, the change in the Company’s valuation allowance from December 31, 2023 is an increase of $1,000

(6)

recorded in the income tax provision. The Company’s effective tax rate for the three months ended March 31, 2024 was a -30% provision as compared to a 24% provision for the three months ended March 31, 2023. The change in effective tax rate resulted from a decrease in net income and the discrete income tax expense for deferred directors' compensation benefit and changes in state tax rates recorded in the quarter ended March 31, 2024.

NOTE 4: Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares, during the period. Diluted earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares and any other potentially dilutive shares of Common Stock, during the period. Participating securities had no effect on basic and diluted EPS at March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 946,350 and 498,431 for the three months ended March 31, 2024 and 2023, respectively.

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended March 31,
	2024	2023
Basic EPS
Numerator:
Basic net income (loss)	$(183,615)	$9,553,244
Denominator:
Common Shares	35,998,651	35,698,363
Unissued, directors' deferred compensation shares	304,741	237,428
Basic weighted average shares outstanding	36,303,392	35,935,791
Basic EPS	$(0.01)	$0.27

Diluted EPS
Numerator:
Basic net income (loss)	$(183,615)	$9,553,244
Diluted net income (loss)	(183,615)	9,553,244
Denominator:
Basic weighted average shares outstanding	36,303,392	35,935,791
Effects of dilutive securities:
Unvested restricted stock	-	-
Diluted weighted average shares outstanding	36,303,392	35,935,791
Diluted EPS	$(0.01)	$0.27

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility had a borrowing base of $50,000,000 and a maturity date of September 1, 2025 as of March 31, 2024. On April 18, 2024, the borrowing base was reaffirmed at $50,000,000, in connection with the regularly scheduled semi-annual redetermination, and the maturity date was extended to September 1, 2028. The Credit Facility is secured by the Company’s personal property and at least 75% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At March 31, 2024, the effective interest rate was 8.57%.

(7)

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of March 31, 2024 was $137,380. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX of no more than 3.5 to 1.0 based on the trailing twelve months. At March 31, 2024, the Company was in compliance with the covenants of the Credit Facility, had $30,750,000 in outstanding borrowings and had $19,250,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

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

NOTE 7: Long Term Incentive Plan

Compensation expense for restricted stock awards is recognized in G&A. Forfeitures of awards are recognized at the time of forfeiture. The following table summarizes the Company’s pre-tax compensation expense for the three months ended March 31, 2024 and 2023 related to the Company’s market-based and time-based restricted stock:

	Three Months Ended
	March 31,
	2024	2023
Market-based, restricted stock	$480,676	$523,410
Time-based, restricted stock	175,980	57,588
Total compensation expense	$656,656	$580,998

A summary of the Company’s unrecognized compensation cost for its unvested market-based and time-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of March 31, 2024
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$1,961,976	1.55
Time-based, restricted stock	865,155	1.71
Total	$2,827,131

(8)

NOTE 8: Properties and Equipment

Acquisitions

The Company made the following property acquisitions during the three-month periods ended March 31, 2024 and 2023.

Quarter Ended	Net royalty acres (1)(2)	Cash Paid	Total Purchase Price (1)	% Proved / % Unproved	Area of Interest
March 31, 2024
	146	$1.4 million	$1.4 million	5% / 95%	SCOOP
March 31, 2023
	912	$10.8 million	$10.8 million	44% / 56%	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the unleased minerals included in the net royalty acres.

All purchases made in the 2024 and 2023 quarters were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the three-month periods ended March 31, 2024 and 2023. Revenue and expenses recognized between the effective date and close date of divestitures is recorded in the Operating Activities section in the Statements of Cash Flows.

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price (3)	Gain/(Loss) (3)	Location
March 31, 2024
No significant divestitures
March 31, 2023
	755 acres	$0.3 million	$0.3 million	OK / TX
	267 wellbores	$10.7 million	$4.1 million	OK / TX

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

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL

(9)

reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three months ended March 31, 2024 and 2023, management’s assessment resulted in no impairment provisions on producing properties. The Company wrote off $2,073 on wells assigned to the operator with zero consideration received during the three months ended March 31, 2023.

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

Derivative Contracts in Place as of March 31, 2024

Calendar Period	Contract total volume	Index	Contract average price
Natural gas costless collars
2024	795,000 Mmbtu	NYMEX Henry Hub	$3.27 floor / $4.65 ceiling
2025	1,220,000 Mmbtu	NYMEX Henry Hub	$3.24 floor / $4.67 ceiling
2026	525,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.79 ceiling
Natural gas fixed price swaps
2024	1,825,000 Mmbtu	NYMEX Henry Hub	$3.35
2025	1,030,000 Mmbtu	NYMEX Henry Hub	$3.47

Oil costless collars
2024	20,100 Bbls	NYMEX WTI	$64.97 floor / $76.53 ceiling
Oil fixed price swaps
2024	24,850 Bbls	NYMEX WTI	$68.18
2025	34,050 Bbls	NYMEX WTI	$69.04

(10)

Derivative Settlements during the Three Months Ended March 31, 2024

				Settlement
Contract period (1)	Production volume	Index	Contract price	(paid) received
Natural gas costless collars
January - March 2024	30,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $6.00 ceiling	$68,280
January - March 2024	30,000 Mmbtu	NYMEX Henry Hub	$3.25 floor / $5.25 ceiling	$90,780
January - March 2024	30,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.60 ceiling	$68,280
January 2024	135,000 Mmbtu	NYMEX Henry Hub	$4.50 floor / $7.90 ceiling	$253,935
February 2024	125,000 Mmbtu	NYMEX Henry Hub	$4.50 floor / $7.90 ceiling	$251,250
March 2024	130,000 Mmbtu	NYMEX Henry Hub	$4.50 floor / $7.90 ceiling	$375,050
Natural gas fixed price swaps
January - February 2024	135,000 Mmbtu	NYMEX Henry Hub	$3.65	$295,785
March 2024	127,500 Mmbtu	NYMEX Henry Hub	$3.65	$259,463
Oil costless collars
January - February 2024	1,650 Bbls	NYMEX WTI	$65.00 floor / $76.50 ceiling	$(182)
January 2024	1,850 Bbls	NYMEX WTI	$63.00 floor / $76.00 ceiling	$-
February 2024	1,700 Bbls	NYMEX WTI	$63.00 floor / $76.00 ceiling	$(1,037)
Oil fixed price swaps
December 2023	1,500 Bbls	NYMEX WTI	$67.55	$(6,861)
December 2023	750 Bbls	NYMEX WTI	$70.05	$(1,556)
December 2023	1,500 Bbls	NYMEX WTI	$80.80	$13,014
December 2023	1,000 Bbls	NYMEX WTI	$80.74	$8,616
December 2023 - February 2024	750 Bbls	NYMEX WTI	$71.75	$(5,508)
			Total (paid) received	$1,669,309

(1) Natural gas derivatives settle at first of the month pricing and oil derivatives settle at a monthly daily average.

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $2,241,770 as of March 31, 2024, and a net asset of $3,283,587 as of December 31, 2023. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

	Three Months Ended
	March 31,
	2024	2023
Cash received (paid) on derivative contracts:
Natural gas costless collars	$1,107,575	$715,590
Natural gas fixed price swaps(1)	555,248	83,100
Oil costless collars	(1,219)	-
Oil fixed price swaps(1)	7,705	(168,269)
Cash received (paid) on derivative contracts, net	$1,669,309	$630,421
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(759,269)	$583,601
Natural gas fixed price swaps	198,016	2,173,378
Oil costless collars	(94,898)	22,262
Oil fixed price swaps	(385,666)	393,158
Non-cash gain (loss) on derivative contracts, net	$(1,041,817)	$3,172,399
Gains (losses) on derivative contracts, net	$627,492	$3,802,820

(1) For the three months ended March 31, 2023, excludes $373,745 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Income. Total cash paid related to off-market derivatives was $560,162 for the three months ended March 31, 2023 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

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

(11)

with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Company’s balance sheets.

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at March 31, 2024 and December 31, 2023. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at March 31, 2024 and December 31, 2023.

	March 31, 2024				December 31, 2023
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$3,022,985	$622,596	$548,314	$706,934	$3,318,046	$197,439	$344,614	$181,634
Offsetting adjustments	(622,595)	(622,596)	(548,314)	(548,314)	(197,439)	(197,439)	(181,634)	(181,634)
Net presentation on condensed balance sheets	$2,400,390	$-	$-	$158,620	$3,120,607	$-	$162,980	$-

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2024:

	Fair Value Measurement at March 31, 2024
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$723,379	$-	$723,379
Derivative Contracts - Collars	$-	$1,518,391	$-	$1,518,391

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

At March 31, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt

(12)

under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

NOTE 12: Subsequent Events

Debt Redetermination and Extension of Maturity

Subsequent to March 31, 2024, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement on April 18, 2024 pursuant to which, among other changes, (a) the maturity date was extended from September 1, 2025 to September 1, 2028 and (b) the borrowing base under the Credit Facility was reaffirmed at $50 million, which constitutes the periodic redetermination of the borrowing base for June 1, 2024 and is not deemed an unscheduled redetermination.

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

QUARTER ENDED MARCH 31, 2024 COMPARED TO QUARTER ENDED MARCH 31, 2023

Overview:

We recorded net loss of $183,615, or $0.01 per diluted share, for the quarter ended March 31, 2024 compared to net income of $9,553,244, or $0.27 per diluted share, for the quarter ended March 31, 2023. The change in net income was principally the result of decreased natural gas, oil and NGL sales, decreased gains associated with our derivative contracts and decreased gains on asset sales, partially offset by decreased income tax provision. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Natural gas, oil and NGL sales	$7,090,208	$11,857,247	(40%)

For the quarter ended March 31, 2024, the decrease in natural gas, oil and NGL sales was primarily due to decreases in natural gas and NGL prices of 41% and 15%, respectively, and decreases in natural gas, oil and NGL volumes of 13%, 31% and 3%, respectively. The following table outlines our production and average sales prices for natural gas, oil and NGL for the quarters ended March 31, 2024 and March 31, 2023:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2024	1,700,108	$2.10	37,260	$76.01	32,184	$21.51	2,116,776	$3.35
3/31/2023	1,959,010	$3.53	54,107	$76.01	33,104	$25.18	2,482,276	$4.78

(14)

Total production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2024	1,700,108	37,260	32,184	2,116,776
12/31/2023	1,775,577	39,768	38,422	2,244,717
9/30/2023	1,868,012	48,032	32,029	2,348,378
6/30/2023	1,854,485	41,009	33,929	2,304,113
3/31/2023	1,959,010	54,107	33,104	2,482,276

Royalty interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2024	1,533,580	33,083	20,844	1,857,147
12/31/2023	1,590,301	35,547	23,769	1,946,196
9/30/2023	1,689,396	43,575	20,416	2,073,342
6/30/2023	1,673,346	35,599	20,516	2,010,036
3/31/2023	1,700,974	45,395	20,063	2,093,722

Working interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2024	166,528	4,177	11,340	259,629
12/31/2023	185,276	4,221	14,653	298,521
9/30/2023	178,616	4,457	11,613	275,036
6/30/2023	181,139	5,410	13,413	294,077
3/31/2023	258,036	8,712	13,041	388,554

The production decrease in royalty volumes during the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023, resulted from fewer new wells being brought online in the Haynesville Shale due to low gas prices. The production decrease in working interest volumes during the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023, resulted from the divestitures of working interest properties.

Lease Bonuses and Rental Income:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Lease bonuses and rental income	$151,718	$313,150	(52%)

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income decreased $161,432 in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, primarily as the result of decreased leasing activity.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. Gains (losses) on derivative contracts represent the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii)

(15)

gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$1,669,309	$630,421	165%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(1,041,817)	$3,172,399	(133%)
Gains (losses) on derivative contracts, net	$627,492	$3,802,820	(83%)

	As of March 31,
	2024	2023
Fair value of derivative contracts
Net asset (net liability)	$2,241,770	$2,153,455	(4%)

(1) Excludes $373,745 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Income for the quarter ended March 31, 2023.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in March 31, 2024 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at March 31, 2024 had expiration dates through March 2026. We utilize derivative contracts for the purpose of protecting our cash flow and return on investments.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Lease operating expenses	$332,409	$574,942	(42%)
Lease operating expenses per working interest MCFE	$1.28	$1.48	(13%)
Lease operating expenses per total MCFE	$0.16	$0.23	(30%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $242,533, or 42%, in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. The decrease in LOE was principally the result of the divestiture of working interest properties.

Transportation, Gathering and Marketing:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Transportation, gathering and marketing	$843,504	$1,128,756	(25%)
Transportation, gathering and marketing per MCFE	$0.40	$0.45	(11%)

Transportation, gathering and marketing costs decreased $285,252, or 25%, in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. This decrease was primarily driven by the decrease in production and the divestiture of assets with higher associated transportation, gathering and marketing rates and the increase in natural gas sales in fields with lower associated transportation, gathering and marketing rates. Natural gas sales bear the large majority of our transportation, gathering and marketing fees.

(16)

Production Taxes:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Production taxes	$392,327	$552,258	(29%)
Production taxes as % of sales	5.5%	4.7%	17%

Production taxes are paid on produced natural gas and oil based on either a percentage of revenues from products sold at both fixed and variable rates or a fixed rate per unit produced established by federal, state or local taxing authorities. Production taxes decreased $159,931, or 29%, in the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023. The decrease in amount was primarily the result of the decrease in sales in the quarter ended March 31, 2024.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Depreciation, depletion and amortization	$2,356,326	$1,889,990	25%
Depreciation, depletion and amortization per MCFE	$1.11	$0.76	46%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $466,336, or 25%, in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, which resulted from a $744,119 increase due to a $0.35 increase in the DD&A rate per MCFE, partially offset by a decrease of $277,783 that resulted from production decreasing 15%.

Provision for Impairment:

During the quarters ended March 31, 2024 and 2023, there was $0 and $2,073 impairment recognized, respectively.

Interest expense:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Interest expense	$714,886	$557,473	28%
Weighted average debt outstanding	$32,513,736	$28,225,556	15%

The increase in interest expense is due to a higher average interest rate and higher average debt balance in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023.

Income Tax Expense:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Provision for income taxes	$42,332	$3,067,000	(99%)

Income taxes decreased $3,024,668, from a $3,067,000 provision in the quarter ended March 31, 2023 to a $42,332 provision in the quarter ended March 31, 2024. The change in income taxes resulted from a decrease in net income and the discrete income tax expense for deferred directors' compensation benefit and changes in state tax rates recorded in the quarter ended March 31, 2024.

General and Administrative Costs (G&A):

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
General and administrative	$3,347,037	$2,981,909	12%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the quarter ended March 31, 2024 increased $365,128 as

(17)

compared to the quarter ended March 31, 2023. The increase for the quarter ended March 31, 2024 was primarily due to an increase in restricted stock expense and professional fees.

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended March 31,
			Percent
	2024	2023	Incr. or (Decr.)
Losses (gains) on asset sales and other	$24,212	$(4,334,428)	(101%)

The decrease in gain on asset sales and other, to a loss on asset sales and other, is primarily related to the gain recognized on divestitures during the quarter ended March 31, 2023, whereas there were no significant divestitures during the quarter ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $4,475,046 at March 31, 2024, compared to positive working capital of $5,029,698 at December 31, 2023.

Liquidity:

Cash and cash equivalents were $1,625,749 as of March 31, 2024, compared to $806,254 at December 31, 2023, an increase of $819,495. Cash flows for the three months ended March 31, 2024 and 2023 are summarized as follows:

Net cash provided (used) by:	For the Three Months Ended March 31,
	2024	2023	Change

Operating activities	$5,246,651	$8,933,477	$(3,686,826)
Investing activities	(1,347,188)	(1,217,436)	(129,752)
Financing activities	(3,079,968)	(8,670,233)	5,590,265
Increase (decrease) in cash and cash equivalents	$819,495	$(954,192)	$1,773,687

Operating activities:

Net cash provided by operating activities decreased $3,686,826 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily as the result of the following:

•
receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other decreasing by $5,767,876;
•
decreased lease bonus receipts of $222,050;
•
increased payments for G&A and other expense of $42,259; and
•
increased interest payments of $121,877;

partially offset by:

•
increased net receipts on derivative contracts of $852,471;
•
decreased field operating expenses of $145,883; and
•
decreased income tax payments of $1,468,882.

(18)

Investing activities:

Net cash used in investing activities increased $129,752 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to lower acquisition costs of $8,830,367, lower net proceeds from the sale of assets of $9,143,505 and lower payments of $183,386 for capital expenditures on legacy working interest wells and furniture and fixtures.

Financing activities:

Net cash used in financing activities decreased $5,590,265 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to net payments on long-term debt of $2,000,000 in the three months ended March 31, 2024 compared to net payments of $7,300,000 in the three months ended March 31, 2023 and decreased cash payments on off-market derivative contracts of $560,162, partially offset by an increase of $269,897 in dividend payments.

Capital Resources:

We had no capital expenditures to drill and complete new wells in the three months ended March 31, 2024 and 2023 as a result of our strategy to cease participating in new wells with a working interest after fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we decided to cease any further participation with working interests on our mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal, as the expenditures will be limited to capital workovers to enhance existing wells.

(19)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended	Net royalty acres (1)(2)	Cash Paid	Total Purchase Price (1)	Area of Interest
March 31, 2024
	146	$1.4 million	$1.4 million	SCOOP
December 31, 2023
	325	$4.3 million	$4.3 million	Haynesville / SCOOP
September 30, 2023
	974	$13.4 million	$13.4 million	Haynesville / SCOOP
June 30, 2023
	151	$1.8 million	$1.8 million	Haynesville / SCOOP
March 31, 2023
	912	$10.8 million	$10.8 million	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

We received lease bonus payments during the three months ended March 31, 2024 and 2023 totaling approximately $0.2 million and $0.4 million, respectively. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at March 31, 2024.

(20)

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Three Months Ended
March 31, 2024
Cash provided by operating activities	$5,246,651
Cash provided (used) by:

Capital expenditures - acquisitions	(1,406,248)
Capital expenditures - legacy working interest wells and furniture and fixtures	(7,440)
Quarterly dividends	(1,079,968)
Net payments on credit facility	(2,000,000)
Net proceeds from sale of assets	66,500
Net cash used	(4,427,156)

Net increase in cash	$819,495

Outstanding borrowings under our Credit Facility at March 31, 2024 were $30,750,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand, and borrowings under our Credit Facility. At March 31, 2024, we had availability of $19.3 million under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

Our $100,000,000 Credit Facility is with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021, as amended. The Credit Facility had a borrowing base of $50,000,000 as of March 31, 2024, and a maturity date of September 1, 2025, which was extended to September 1, 2028 pursuant to the Sixth Amendment. Interest on the Credit Facility will be calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2024, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, we expect to have sufficient liquidity to fund our ongoing operations.

(21)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those we believe are most important in portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of natural gas, oil and NGL price trends, and there remains a wide divergence in the opinions held in the industry. We can be significantly impacted by changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2024 will impact the amount of cash generated from operating activities, which will in turn impact the level of our capital expenditures for acquisitions and production. Excluding the impact of our 2024 derivative contracts, the price sensitivity for each $0.10 per MCF change in wellhead natural gas price is approximately $745,708 for operating revenue based on our fiscal year ended December 31, 2023 natural gas volumes. The price sensitivity in 2024 for each $1.00 per barrel change in wellhead oil is approximately $182,916 for operating revenue based on our fiscal year ended December 31, 2023 oil volumes.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At March 31, 2024, we had $30,750,000 outstanding under the Credit Facility and the effective interest rate was 8.57%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $76,875 for the three months ended March 31, 2024, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties that have existed in recent years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

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

Changes in Internal Control over Financial Reporting.

(22)

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting made during the quarter ended March 31, 2024.

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

ITEM 1A RISK FACTORS

We are subject to certain risks and hazards due to the nature of our business activities. For a discussion of these risks, please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as the factors discussed elsewhere in this Form 10-Q. There have been no material changes to the risk factors contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase our Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program, which continues to allow us to repurchase up to $1.5 million of our Common Stock at management’s discretion. Our Board added language to clarify that the Repurchase Program is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. The Repurchase Program, as amended, does not otherwise place a cap on the aggregate number of shares of Common Stock that may be repurchased pursuant to the Repurchase Program. We made no repurchases of Common Stock under the Repurchase Program during the quarter ended March 31, 2024.

Restrictions upon the payment of dividends

The Credit Agreement contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain limits on payment of dividends.

ITEM 5 OTHER INFORMATION

Our proxy statement for the 2024 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on April 5, 2024, contained a typographical error in the second paragraph of the section entitled “Stockholder Proposals” solely related to the date by which a stockholder must provide notice to the Company with respect to a nominee for director or proposal of other business in order for such nomination or other proposed business to be properly brought before the 2025 annual meeting of stockholders under our Bylaws. The reference to the date January 5, 2024 should have instead referenced January 5, 2025. The full corrected paragraph is set forth below:

Under the Company’s Bylaws, for a stockholder to nominate a candidate for director, or propose other business to be considered by stockholders, timely notice of the nomination or the other proposed business must be received by the Company in advance of the annual meeting. Such notice must be received not less than 90 nor more than 120 days prior to the first anniversary of the mailing of notice for the preceding year’s annual meeting. Therefore, to be timely under our Bylaws for the 2025 annual meeting of stockholders, such notice must be received at our principal executive office no earlier than December 6, 2024 and no later than January 5, 2025 and otherwise in accordance with our Bylaws. The stockholder filing the notice of nomination must describe various matters regarding the nominee, including, but not limited to, such information as name, address, occupation, business background and shares held, and the nominee must deliver a written questionnaire and agreement to the Company covering certain matters as specified

(23)

in the Bylaws. For a stockholder to bring other business before a stockholders’ meeting, timely notice must be received by the Company within the time limits described above. Such notice must include a description of the proposed business, the reasons therefore, and other specified matters. These requirements are separate from the requirements a stockholder must meet to have a proposal included in the Company’s proxy statement under Rule 14a-8 under the Exchange Act.

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
10.1

Sixth Amendment to Credit Agreement dated as of April 18, 2024, by and among PHX Minerals Inc., each lender party thereto, and Independent Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2024).

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

PHX MINERALS INC.
PHX MINERALS INC.

May 8, 2024	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

May 8, 2024	/s/ Ralph D’Amico
Date	Ralph D’Amico, Executive Vice President,
Chief Financial Officer

(24)