Form 10-Q
period 2024-06-30
PHX MINERALS INC.
filed 2024-08-07
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Outstanding shares of Common Stock at August 1, 2024: 37,497,978 shares.

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

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,271,544	$806,254
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	5,071,590	4,900,126
Refundable income taxes	372,963	455,931
Derivative contracts, net	877,538	3,120,607
Other	703,210	878,659
Total current assets	9,296,845	10,161,577

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	216,696,381	209,082,847
Non-producing natural gas and oil properties	52,997,639	58,820,445
Other	1,361,064	1,360,614
	271,055,084	269,263,906
Less accumulated depreciation, depletion and amortization	(118,186,569)	(114,139,423)
Net properties and equipment	152,868,515	155,124,483

Derivative contracts, net	-	162,980
Operating lease right-of-use assets	502,194	572,610
Other, net	640,573	486,630

Total assets	$163,308,127	$166,508,280

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$636,327	$562,607
Current portion of operating lease liability	239,571	233,390
Accrued liabilities and other	1,457,285	1,215,275
Total current liabilities	2,333,183	2,011,272

Long-term debt	28,750,000	32,750,000
Deferred income taxes, net	6,829,023	6,757,637
Asset retirement obligations	1,083,947	1,062,139
Derivative contracts, net	239,372	-
Operating lease liability, net of current portion	574,598	695,818

Total liabilities	39,810,123	43,276,866

Stockholders' equity:
Common Stock, $0.01666 par value; 75,000,000 shares authorized and 36,121,723 issued at June 30, 2024; 54,000,500 shares authorized and 36,121,723 issued at December 31, 2023	601,788	601,788
Capital in excess of par value	43,054,447	41,676,417
Deferred directors' compensation	1,471,052	1,487,590
Retained earnings	78,891,082	80,022,839
	124,018,369	123,788,634
Less treasury stock, at cost; 122,785 shares at June 30, 2024, and 131,477 shares at December 31, 2023	(520,365)	(557,220)
Total stockholders' equity	123,498,004	123,231,414
Total liabilities and stockholders' equity	$163,308,127	$166,508,280

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	(unaudited)		(unaudited)
Natural gas, oil and NGL sales	$9,826,006	$7,231,164	$16,916,214	$19,088,411
Lease bonuses and rental income	134,226	111,991	285,944	425,141
Gains (losses) on derivative contracts	(418,997)	183,006	208,495	3,985,826
	$9,541,235	$7,526,161	17,410,653	$23,499,378
Costs and expenses:
Lease operating expenses	294,354	341,463	626,763	916,405
Transportation, gathering and marketing	1,540,396	906,373	2,383,900	2,035,129
Production and ad valorem taxes	597,995	434,580	990,322	986,838
Depreciation, depletion and amortization	2,268,284	2,210,332	4,624,610	4,100,322
Provision for impairment	-	-	-	2,073
Interest expense	651,982	524,294	1,366,868	1,081,767
General and administrative	2,734,628	3,177,103	6,081,665	6,159,012
Losses (gains) on asset sales and other	(197,326)	139,307	(173,114)	(4,195,121)
Total costs and expenses	7,890,313	7,733,452	15,901,014	11,086,425
Income (loss) before provision for income taxes	1,650,922	(207,291)	1,509,639	12,412,953

Provision for income taxes	355,151	(166,000)	397,483	2,901,000

Net income (loss)	$1,295,771	$(41,291)	$1,112,156	$9,511,953

Basic and diluted earnings (loss) per common share (Note 4)	$0.04	$(0.00)	$0.03	$0.26

Weighted average shares outstanding:
Basic	36,308,224	35,965,281	36,301,540	35,950,615
Diluted	36,379,653	35,965,281	36,301,540	36,034,438

Dividends per share of common stock paid in period	$0.0300	$0.0225	$0.0600	$0.045

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2024

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2023	36,121,723	$601,788	$41,676,417	$1,487,590	$80,022,839	(131,477)	$(557,220)	$123,231,414

Net income (loss)	-	-	-	-	(183,615)	-	-	(183,615)
Restricted stock award expense	-	-	656,656	-		-	-	656,656
Dividends declared	-	-	-	-	(1,121,314)	-	-	(1,121,314)
Distribution of deferred directors' compensation	-	-	70,344	(107,199)	-	8,692	36,855	-
Increase in deferred directors' compensation charged to expense	-	-	-	45,132	-	-	-	45,132
Balances at March 31, 2024	36,121,723	$601,788	$42,403,417	$1,425,523	$78,717,910	(122,785)	$(520,365)	$122,628,273
(unaudited)
Net income (loss)	-	-	-	-	1,295,771	-	-	1,295,771
Restricted stock award expense	-	-	651,030	-	-	-	-	651,030
Dividends declared	-	-	-	-	(1,122,599)	-	-	(1,122,599)
Increase in deferred directors' compensation charged to expense	-	-	-	45,529	-	-	-	45,529
Balances at June 30, 2024	36,121,723	$601,788	$43,054,447	$1,471,052	$78,891,082	(122,785)	$(520,365)	$123,498,004
(unaudited)

(3)

Six Months Ended June 30, 2023

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2022	35,938,206	$598,731	$43,344,916	$1,541,070	$68,925,774	(300,272)	$(4,307,365)	$110,103,126

Net income (loss)	-	-	-	-	9,553,244	-	-	9,553,244
Restricted stock award expense	-	-	580,998	-	-	-	-	580,998
Dividends declared	-	-	-	-	(50,034)	-	-	(50,034)
Distribution of restricted stock to officers and directors	-	-	(766,846)	-	-	53,476	766,846	-
Distribution of deferred directors' compensation	-	-	(24,330)	(281,497)	-	21,312	305,827	-
Increase in deferred directors' compensation charged to expense	-	-	-	53,589	-	-	-	53,589
Balances at March 31, 2023	35,938,206	$598,731	$43,134,738	$1,313,162	$78,428,984	(225,484)	$(3,234,692)	$120,240,923
(unaudited)
Net income (loss)	-	-	-	-	(41,291)	-	-	(41,291)
Purchase of treasury stock						(239)	(669)	(669)
Restricted stock award expense	-	-	647,873	-	-	-	-	647,873
Dividends declared	-	-	-	-	(832,498)	-	-	(832,498)
Distribution of restricted stock to employees and directors	694	11	(11)					-
Increase in deferred directors' compensation charged to expense	-	-	-	55,794	-	-	-	55,794
Balances at June 30, 2023	35,938,900	$598,742	$43,782,600	$1,368,956	$77,555,195	(225,723)	$(3,235,361)	$120,070,132
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(4)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Operating Activities	(unaudited)
Net income (loss)	$1,112,156	$9,511,953

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,624,610	4,100,322
Impairment of producing properties	-	2,073
Provision for deferred income taxes	71,386	2,679,000
Gain from leasing fee mineral acreage	(285,944)	(425,141)
Proceeds from leasing fee mineral acreage	292,350	488,173
Net (gain) loss on sales of assets	(511,684)	(4,428,212)
Directors' deferred compensation expense	90,661	109,383
Total (gain) loss on derivative contracts	(208,495)	(3,985,826)
Cash receipts (payments) on settled derivative contracts	2,853,916	1,865,779
Restricted stock award expense	1,307,686	1,228,871
Other	55,059	70,526
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	(171,464)	3,944,092
Other current assets	131,854	405,055
Accounts payable	73,810	(228,305)
Income taxes receivable	82,968	(675,268)
Other non-current assets	(138,508)	95,283
Income taxes payable	-	(576,427)
Accrued liabilities	42,994	(332,066)
Total adjustments	8,311,199	4,337,312
Net cash provided by operating activities	9,423,355	13,849,265

Investing Activities
Capital expenditures	(35,726)	(275,419)
Acquisition of minerals and overriding royalty interests	(2,278,178)	(11,914,003)
Net proceeds from sales of assets	515,775	9,223,405
Net cash provided by (used in) investing activities	(1,798,129)	(2,966,017)

Financing Activities
Borrowings under Credit Facility	1,000,000	6,000,000
Payments of loan principal	(5,000,000)	(15,550,000)
Payments on off-market derivative contracts	-	(560,162)
Purchases of treasury stock	-	(669)
Payments of dividends	(2,159,936)	(1,620,442)
Net cash provided by (used in) financing activities	(6,159,936)	(11,731,273)

Increase (decrease) in cash and cash equivalents	1,465,290	(848,025)
Cash and cash equivalents at beginning of period	806,254	2,115,652
Cash and cash equivalents at end of period	$2,271,544	$1,267,627

Supplemental Disclosures of Cash Flow Information:

Interest paid (net of capitalized interest)	$1,409,711	$1,155,637
Income taxes paid (net of refunds received)	$243,130	$1,473,696

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$83,977	$72,460

Gross additions to properties and equipment	$2,357,409	$12,952,046
Net increase (decrease) in accounts receivable for properties and equipment additions	(43,505)	(762,624)
Capital expenditures and acquisitions	$2,313,904	$12,189,422

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$4,682,626	$373,024	$5,055,650	$7,884,523	$736,800	$8,621,323
Oil revenue	3,643,875	366,482	4,010,357	6,162,196	680,357	6,842,553
NGL revenue	492,463	267,536	759,999	948,520	503,818	1,452,338
Natural gas, oil and NGL sales	$8,818,964	$1,007,042	$9,826,006	$14,995,239	$1,920,975	$16,916,214

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Royalty Interest	Working Interest	Total	Royalty Interest	Working Interest	Total
Natural gas revenue	$3,171,443	$388,160	$3,559,603	$9,357,464	$1,112,910	$10,470,374
Oil revenue	2,659,813	369,530	3,029,343	6,092,763	1,049,367	7,142,130
NGL revenue	386,407	255,811	642,218	891,177	584,730	1,475,907
Natural gas, oil and NGL sales	$6,217,663	$1,013,501	$7,231,164	$16,341,404	$2,747,007	$19,088,411

Prior-period performance obligations and contract balances

(6)

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the quarters ended June 30, 2024 and 2023, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide. Through cash received on new wells, in the quarters ended June 30, 2024 and 2023, the Company identified several producing properties on its minerals that had production dates prior to the quarters ended June 30, 2024 and 2023. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the natural gas, oil and NGL sales on the Company’s Statements of Income and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables.

In connection with obtaining more relevant information on new wells on Company acreage during the quarters ended June 30, 2024 and 2023, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $828,102 of which $9,175 related to the production periods before January 1, 2024 and $818,927 related to the three months ended March 31, 2024; and the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $216,317 of which $35,625 related to the production periods before January 1, 2023 and $180,692 related to the three months ended March 31, 2023, respectively.

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

(7)

period. Accordingly, in periods where a recorded pre-tax income or loss is relatively small, the proportional effect of these items on the effective tax rate may be significant.

As of June 30, 2024, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance is required for certain state deferred tax assets and for the quarter ended June 30, 2024, the change in the Company’s valuation allowance from December 31, 2023 is an increase of $1,023 recorded in the income tax provision. The Company’s effective tax rate for the six months ended June 30, 2024 was a 26% provision as compared to a 23% provision for the six months ended June 30, 2023. The change in effective tax rate resulted from a decrease in net income and the discrete income tax expense for deferred directors' compensation benefit and changes in state tax rates recorded in the six months ended June 30, 2024.

NOTE 4: Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares, during the period. Diluted earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares and any other potentially dilutive shares of Common Stock, during the period. Participating securities had no effect on basic and diluted EPS at June 30, 2024.

For the three and six months ended June 30, 2024 and 2023, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average shares outstanding of restricted stock excluded from the diluted EPS was 755,491 and 823,359, respectively, for the three and six months ended June 30, 2024 and 692,685 and 556,555, respectively, for the three and six months ended June 30, 2023.

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS
Numerator:
Basic net income (loss)	$1,295,771	$(41,291)	$1,112,156	$9,511,953
Denominator:
Common Shares	35,998,938	35,713,335	35,998,795	35,705,890
Unissued, directors' deferred compensation shares	309,286	251,946	302,745	244,725
Basic weighted average shares outstanding	36,308,224	35,965,281	36,301,540	35,950,615
Basic EPS	$0.04	$(0.00)	$0.03	$0.26

Diluted EPS
Numerator:
Basic net income (loss)	$1,295,771	$(41,291)	$1,112,156	$9,511,953
Diluted net income (loss)	1,295,771	(41,291)	1,112,156	9,511,953
Denominator:
Basic weighted average shares outstanding	36,308,224	35,965,281	36,301,540	35,950,615
Effects of dilutive securities:
Unvested restricted stock	71,429	-	-	83,823
Diluted weighted average shares outstanding	36,379,653	35,965,281	36,301,540	36,034,438
Diluted EPS	$0.04	$(0.00)	$0.03	$0.26

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility had a borrowing base of $50,000,000 and a maturity date of September 1, 2028 as of June 30, 2024. On April 18, 2024, the borrowing base was reaffirmed at $50,000,000, in connection with the regularly scheduled semi-annual redetermination, and the maturity date was extended from September 1, 2025 to September 1, 2028. The Credit Facility is secured by the Company’s personal property and at least 75% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or

(8)

(b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At June 30, 2024, the effective interest rate was 8.62%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of June 30, 2024 was $369,877. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually in June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX of no more than 3.5 to 1.0 based on the trailing twelve months. At June 30, 2024, the Company was in compliance with the covenants of the Credit Facility, had $28,750,000 in outstanding borrowings and had $21,250,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

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

NOTE 7: Long Term Incentive Plan

Compensation expense for restricted stock awards is recognized in G&A. Forfeitures of awards are recognized at the time of forfeiture. The following table summarizes the Company’s pre-tax compensation expense for the three and six months ended June 30, 2024 and 2023 related to the Company’s market-based and time-based restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Market-based, restricted stock	$482,912	$523,408	$963,588	$1,046,818
Time-based, restricted stock	168,118	124,465	344,098	182,053
Total compensation expense	$651,030	$647,873	$1,307,686	$1,228,871

A summary of the Company’s unrecognized compensation cost for its unvested market-based and time-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of June 30, 2024
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$1,479,064	1.48
Time-based, restricted stock	646,735	1.64
Total	$2,125,799

(9)

NOTE 8: Properties and Equipment

Acquisitions

The Company made the following property acquisitions during the six-month periods ended June 30, 2024 and 2023.

Quarter Ended	Net royalty acres (1)(2)	Cash Paid	Total Purchase Price (1)	% Proved / % Unproved	Area of Interest
June 30, 2024
	96	$0.9 million	$0.9 million	59% / 41%	Haynesville / SCOOP
March 31, 2024
	146	$1.4 million	$1.4 million	5% / 95%	SCOOP
June 30, 2023
	151	$1.8 million	$1.8 million	29% / 71%	Haynesville / SCOOP
March 31, 2023
	912	$10.8 million	$10.8 million	44% / 56%	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the unleased minerals included in the net royalty acres.

All purchases made in the 2024 and 2023 quarters were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the six-month periods ended June 30, 2024 and 2023. Revenue and expenses recognized between the effective date and close date of divestitures is recorded in the Operating Activities section in the Statements of Cash Flows.

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price (3)	Gain/(Loss) (3)	Location
June 30, 2024
	1,005 acres	$0.5 million	$0.4 million	TX
March 31, 2024
No significant divestitures
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

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three and six months ended June 30, 2024 and 2023, management’s assessment resulted in no impairment provisions on producing properties. The Company wrote off $2,073 on wells assigned to the operator with zero consideration received during the six months ended June 30, 2023.

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

Derivative Contracts in Place as of June 30, 2024

Calendar Period	Contract total volume	Index	Contract average price
Natural gas costless collars
2024	430,000 Mmbtu	NYMEX Henry Hub	$3.19 floor / $4.84 ceiling
2025	1,365,000 Mmbtu	NYMEX Henry Hub	$3.26 floor / $4.66 ceiling
2026	570,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.82 ceiling
Natural gas fixed price swaps
2024	1,262,500 Mmbtu	NYMEX Henry Hub	$3.41
2025	1,030,000 Mmbtu	NYMEX Henry Hub	$3.47
Oil costless collars
2024	12,250 Bbls	NYMEX WTI	$65.79 floor / $76.76 ceiling
Oil fixed price swaps
2024	21,500 Bbls	NYMEX WTI	$68.66
2025	40,800 Bbls	NYMEX WTI	$69.58
2026	4,500 Bbls	NYMEX WTI	$70.74

(11)

Derivative Settlements during the Three Months Ended June 30, 2024

	Monthly			Settlement
Contract period (1)	Production volume	Index	Contract price	(paid) received
Natural gas costless collars
April - June 2024	30,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.60 ceiling	$99,540
April 2024	90,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.70 ceiling	$173,250
May 2024	95,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.70 ceiling	$179,170
June 2024	90,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.70 ceiling	$90,630
Natural gas fixed price swaps
April - June 2024	10,000 Mmbtu	NYMEX Henry Hub	$3.21	$39,480
April - June 2024	50,000 Mmbtu	NYMEX Henry Hub	$3.17	$191,400
April - June 2024	127,500 Mmbtu	NYMEX Henry Hub	$3.24	$514,845
Oil costless collars
March 2024	1,650 Bbls	NYMEX WTI	$65.00 floor / $76.50 ceiling	$(6,443)
April - May 2024	500 Bbls	NYMEX WTI	$65.00 floor / $76.50 ceiling	$(5,008)
March 2024	1,750 Bbls	NYMEX WTI	$63.00 floor / $76.00 ceiling	$(7,708)
April 2024	1,700 Bbls	NYMEX WTI	$63.00 floor / $76.00 ceiling	$(14,270)
May 2024	1,750 Bbls	NYMEX WTI	$63.00 floor / $76.00 ceiling	$(4,587)
Oil fixed price swaps
March 2024	750 Bbls	NYMEX WTI	$71.75	$(6,491)
April - May 2024	1,000 Bbls	NYMEX WTI	$66.10	$(30,815)
April - May 2024	1,300 Bbls	NYMEX WTI	$70.59	$(28,386)
			Total (paid) received	$1,184,607

(1) Natural gas derivatives settle at first of the month pricing and oil derivatives settle at a monthly daily average.

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net asset of $638,166 as of June 30, 2024, and a net asset of $3,283,587 as of December 31, 2023. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash received (paid) on derivative contracts:
Natural gas costless collars	$542,590	$475,320	$1,650,165	$1,190,910
Natural gas fixed price swaps(1)	745,725	576,490	1,300,973	659,590
Oil costless collars	(38,016)	12,515	(39,235)	12,515
Oil fixed price swaps(1)	(65,692)	(15,384)	(57,987)	(183,653)
Cash received (paid) on derivative contracts, net	$1,184,607	$1,048,941	$2,853,916	$1,679,362
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(633,105)	$(488,755)	$(1,392,373)	$94,846
Natural gas fixed price swaps	(1,050,328)	(521,078)	(852,312)	1,652,299
Oil costless collars	60,234	29,131	(34,664)	51,394
Oil fixed price swaps	19,595	114,767	(366,072)	507,925
Non-cash gain (loss) on derivative contracts, net	$(1,603,604)	$(865,935)	$(2,645,421)	$2,306,464
Gains (losses) on derivative contracts, net	$(418,997)	$183,006	$208,495	$3,985,826

(1) For the six months ended June 30, 2023, excludes $373,745 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Income. Total cash paid related to off-market derivatives was $560,162 for the six months ended June 30, 2023 and is reflected in the Financing Activities section of the Condensed Statements of Cash Flows.

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

(12)

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at June 30, 2024 and December 31, 2023. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at June 30, 2024 and December 31, 2023.

	June 30, 2024				December 31, 2023
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$1,554,997	$677,459	$465,630	$705,002	$3,318,046	$197,439	$344,614	$181,634
Offsetting adjustments	(677,459)	(677,459)	(465,630)	(465,630)	(197,439)	(197,439)	(181,634)	(181,634)
Net presentation on condensed balance sheets	$877,538	$-	$-	$239,372	$3,120,607	$-	$162,980	$-

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at June 30, 2024:

	Fair Value Measurement at June 30, 2024
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$487,658	$-	$487,658
Derivative Contracts - Collars	$-	$150,508	$-	$150,508

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

At June 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

NOTE 12: Subsequent Events

Subsequent to June 30, 2024, the Company entered into new derivative contracts as summarized in the table below:

	Production volume
Contract period	covered per month	Index	Contract price
Natural gas fixed price swaps
November 2024	25,000 Mmbtu	NYMEX Henry Hub	$2.80
April 2025 - May 2025	25,000 Mmbtu	NYMEX Henry Hub	$3.23
April 2025 - August 2025	125,000 Mmbtu	NYMEX Henry Hub	$3.01
June 2025	10,000 Mmbtu	NYMEX Henry Hub	$3.23
July 2025	45,000 Mmbtu	NYMEX Henry Hub	$3.23
August 2025	40,000 Mmbtu	NYMEX Henry Hub	$3.23
September 2025	50,000 Mmbtu	NYMEX Henry Hub	$3.23
September 2025 - October 2025	100,000 Mmbtu	NYMEX Henry Hub	$3.01
October 2025	100,000 Mmbtu	NYMEX Henry Hub	$3.23
Oil fixed price swaps
July 2025 - August 2025	1,250 Bbls	NYMEX WTI	$70.81

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

QUARTER ENDED JUNE 30, 2024 COMPARED TO QUARTER ENDED JUNE 30, 2023

Overview:

We recorded net income of $1,295,771, or $0.04 per diluted share, for the quarter ended June 30, 2024 compared to net loss of $41,291, or $0.00 per diluted share, for the quarter ended June 30, 2023. The change in net income was principally the result of increased natural gas, oil and NGL sales, decreased general and administrative expenses, and increased gains on asset sales, partially offset by increased losses associated with our derivative contracts and increased income tax provision. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Natural gas, oil and NGL sales	$9,826,006	$7,231,164	36%

For the quarter ended June 30, 2024, the increase in natural gas, oil and NGL sales was primarily due to increases in natural gas and oil volumes of 33% and 26%, respectively, and increases in natural gas, oil, and NGL prices of 7%, 5%, and 25%, respectively, partially offset by a decrease in NGL volumes of 6%. The following table outlines our production and average sales prices for natural gas, oil and NGL for the quarters ended June 30, 2024 and June 30, 2023:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
6/30/2024	2,464,846	$2.05	51,828	$77.38	31,994	$23.75	2,967,779	$3.31
6/30/2023	1,854,485	$1.92	41,009	$73.87	33,929	$18.93	2,304,113	$3.14

(15)

Total production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2024	2,464,846	51,828	31,994	2,967,779
3/31/2024	1,700,108	37,260	32,184	2,116,776
12/31/2023	1,775,577	39,768	38,422	2,244,717
9/30/2023	1,868,012	48,032	32,029	2,348,378
6/30/2023	1,854,485	41,009	33,929	2,304,113

Royalty interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2024	2,304,176	47,024	20,461	2,709,090
3/31/2024	1,533,580	33,083	20,844	1,857,147
12/31/2023	1,590,301	35,547	23,769	1,946,196
9/30/2023	1,689,396	43,575	20,416	2,073,342
6/30/2023	1,673,346	35,599	20,516	2,010,036

Working interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
6/30/2024	160,670	4,804	11,533	258,689
3/31/2024	166,528	4,177	11,340	259,629
12/31/2023	185,276	4,221	14,653	298,521
9/30/2023	178,616	4,457	11,613	275,036
6/30/2023	181,139	5,410	13,413	294,077

The production increase in royalty volumes during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023, resulted primarily from new wells being brought online in the Haynesville Shale. The production decrease in working interest volumes during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023, resulted from natural production decline.

Lease Bonuses and Rental Income:

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Lease bonuses and rental income	$134,226	$111,991	20%

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income increased $22,235 in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, primarily as the result of increased leasing activity.

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

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net	$1,184,607	$1,048,941	13%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(1,603,604)	$(865,935)	(85%)
Gains (losses) on derivative contracts, net	$(418,997)	$183,006	(329%)

	As of June 30,
	2024	2023
Fair value of derivative contracts
Net asset (net liability)	$638,166	$1,287,520	(50%)

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in June 30, 2024 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at June 30, 2024 had expiration dates through March 2026. We utilize derivative contracts for the purpose of protecting our cash flow and reducing our exposure to short-term fluctuations in the price of natural gas and oil.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Lease operating expenses	$294,354	$341,463	(14%)
Lease operating expenses per working interest MCFE	$1.14	$1.16	(2%)
Lease operating expenses per total MCFE	$0.10	$0.15	(33%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $47,109, or 14%, in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. The decrease in LOE was principally the result of a decrease in workover expenses.

Transportation, Gathering and Marketing:

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Transportation, gathering and marketing	$1,540,396	$906,373	70%
Transportation, gathering and marketing per MCFE	$0.52	$0.39	33%

Transportation, gathering and marketing costs increased $634,023, or 70%, in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. This increase was primarily driven by the increase in production. Natural gas sales bear the large majority of our transportation, gathering and marketing fees, and the increase in production occurred in an area with higher transportation, gathering and marketing rates.

Production and Ad Valorem Taxes:

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Production and ad valorem taxes	$597,995	$434,580	38%
Production and ad valorem taxes as % of sales	6.1%	6.0%	2%

(17)

Production taxes are paid on produced natural gas and oil based on either a percentage of revenues from products sold at both fixed and variable rates or a fixed rate per unit produced established by federal, state or local taxing authorities. Production taxes increased $163,415, or 38%, in the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023. The increase in amount was primarily the result of the increase in sales in the quarter ended June 30, 2024.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Depreciation, depletion and amortization	$2,268,284	$2,210,332	3%
Depreciation, depletion and amortization per MCFE	$0.76	$0.96	(21%)

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $57,952, or 3%, in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, which was attributable to a $637,118 increase resulting from production increasing 29%, offset by a $579,166 decrease due to a $0.20 decrease in the DD&A rate per MCFE.

Provision for Impairment:

During the quarters ended June 30, 2024 and 2023, there was no impairment recognized.

Interest expense:

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Interest expense	$651,982	$524,294	24%
Weighted average debt outstanding	$29,755,495	$25,093,407	19%

The increase in interest expense is due to a higher average interest rate and higher average debt balance in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023.

Income Tax Expense:

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Provision for income taxes	$355,151	$(166,000)	314%

Income taxes increased $521,151, from a $166,000 benefit in the quarter ended June 30, 2023 to a $355,151 provision in the quarter ended June 30, 2024. The change in income taxes resulted primarily from the change from pre-tax net loss for the quarter ended June 30, 2023 to pre-tax net income for the quarter ended June 30, 2024.

General and Administrative Costs (G&A):

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
General and administrative	$2,734,628	$3,177,103	(14%)

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the quarter ended June 30, 2024 decreased $442,475 as compared to the quarter ended June 30, 2023. The decrease for the quarter ended June 30, 2024 was primarily due to a decrease in professional fees.

(18)

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Losses (gains) on asset sales and other	$(197,326)	$139,307	242%

The increase in gain on asset sales and other, from a loss on asset sales and other, is primarily related to the gain recognized on divestitures during the quarter ended June 30, 2024, whereas there were no significant divestitures during the quarter ended June 30, 2023.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO SIX MONTHS ENDED JUNE 30, 2023

Overview:

We recorded net income of $1,112,156, or $0.03 per share, for the six months ended June 30, 2024 compared to net income of $9,511,953, or $0.26 per share, for the six months ended June 30, 2023. The change in net income was principally the result of decreased natural gas, oil and NGL sales, decreased gains associated with our hedge contracts, and decreased gains on asset sales, partially offset by decreased income tax provision. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Natural gas, oil and NGL sales	$16,916,214	$19,088,411	(11%)

For the six months ended June 30, 2024, the decrease in natural gas, oil and NGL sales was primarily due to decreases in oil and NGL volumes of 6% and 4%, respectively, and a decrease in natural gas prices of 25%, partially offset by increases in oil and NGL prices of 2% and 3%, respectively, and an increase in natural gas volumes of 9%. The following table outlines our production and average sales prices for natural gas, oil and NGL for the six-month periods ended June 30, 2024 and June 30, 2023:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Six months ended
6/30/2024	4,164,955	$2.07	89,088	$76.81	64,179	$22.63	5,084,557	$3.33
6/30/2023	3,813,496	$2.75	95,116	$75.09	67,033	$22.02	4,786,390	$3.99

The production increase in royalty volumes during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, resulted primarily from new wells being brought online in the Haynesville Shale. The production decrease in working interest volumes during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, resulted from natural production decline and divestitures of working interest properties.

Lease Bonuses and Rental Income:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Lease bonuses and rental income	$285,944	$425,141	(33%)

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income decreased $139,197 in the six months ended June 30, 2024 period compared to the six months ended June 30, 2023, primarily as the result of decreased leasing activity.

Gains (Losses) on Derivative Contracts:

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in commodity prices. Gains (losses) on derivative contracts represent the (i) gain (loss) related to fair value adjustments on our open derivative contracts and (ii)

(19)

gains (losses) on settlements of derivative contracts for positions that have settled within the period. The net gain (loss) on derivative instruments for the periods indicated includes the following:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net(1)	$2,853,916	$1,679,362	70%
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(2,645,421)	$2,306,464	(215%)
Gains (losses) on derivative contracts, net	$208,495	$3,985,826	(95%)

	As of June 30,
	2024	2023
Fair value of derivative contracts
Net asset (net liability)	$638,166	$1,287,520	(50%)

(1) Excludes $373,745 of cash paid to settle off-market derivative contracts that are not reflected on the Condensed Statements of Operations for the six months ended June 30, 2023.

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in June 30, 2024 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at June 30, 2024 had expiration dates through March 2026. We utilize derivative contracts for the purpose of protecting our cash flow and reducing our exposure to short-term fluctuations in the price of natural gas and oil.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Lease operating expenses	$626,763	$916,405	(32%)
Lease operating expenses per working interest MCFE	$1.21	$1.34	(10%)
Lease operating expenses per MCFE	$0.12	$0.19	(37%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $289,642, or 32%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in LOE was principally the result of the divestiture of higher LOE working interest properties.

Transportation, Gathering and Marketing:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Transportation, gathering and marketing	$2,383,900	$2,035,129	17%
Transportation, gathering and marketing per MCFE	$0.47	$0.43	9%

Transportation, gathering and marketing costs increased $348,771, or 17%, in six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven by the increase in production. Natural gas sales bear the large majority of our transportation, gathering and marketing fees, and the increase in production occurred in an area with higher transportation, gathering and marketing rates.

(20)

Production and Ad Valorem Taxes:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Production and ad valorem taxes	$990,322	$986,838	0%
Production and ad valorem taxes as % of sales	5.9%	5.2%	13%

Production taxes are paid on produced natural gas and oil based on either a percentage of revenues from products sold at both fixed and variable rates or a fixed rate per unit produced established by federal, state or local taxing authorities. Production taxes remained relatively flat in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Depreciation, Depletion and Amortization (DD&A):

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Depreciation, depletion and amortization	$4,624,610	$4,100,322	13%
Depreciation, depletion and amortization per MCFE	$0.91	$0.86	6%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $524,288 or 13%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, of which $256,429 of the increase resulted from production increasing 6% and an increase of $267,859 resulted from a $0.05 increase in the DD&A rate per MCFE. The purchase of additional minerals, conversions of overriding royalty interest and a large transfer of non-producing minerals, which are amortized over 33 years, to producing minerals, which are amortized over 20 years, in the six months ended June 30, 2024, contributed to the increase in DD&A.

Provision for Impairment:

During the six months ended June 30, 2024, there was no impairment recognized. During the six months ended June 30, 2023, impairment of $2,073 was related to working interest wells in which we assigned our interests to the operator.

Interest expense:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
Interest expense	$1,366,868	$1,081,767	26%
Weighted average debt outstanding	$31,134,615	$26,650,829	17%

The increase in interest expense was due to a higher average debt balance and average interest rate in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Income Tax Expense:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)

Provision (benefit) for income taxes	$397,483	$2,901,000	(86%)

Income taxes decreased $2,503,517, from $2,901,000 in the six months ended June 30, 2024 to $397,483 in the six months ended June 30, 2023. The change in income taxes resulted from a decrease in net income and the discrete income tax expense for deferred directors' compensation benefit and changes in state tax rates recorded in the six months ended June 30, 2024.

General and Administrative Costs (G&A):

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)
General and administrative	$6,081,665	$6,159,012	(1%)

(21)

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the six months ended June 30, 2024 decreased $77,347 as compared to the six months ended June 30, 2023.

Losses (Gains) on Asset Sales and Other:

	For the Six Months Ended June 30,
			Percent
	2024	2023	Incr. or (Decr.)

Losses (gains) on asset sales and other	$(173,114)	$(4,195,121)	(96%)

The decrease in gain on asset sales and other is primarily related to the gain recognized on divestitures during the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $6,086,124 at June 30, 2024, compared to positive working capital of $5,029,698 at December 31, 2023.

Liquidity:

Cash and cash equivalents were $2,271,544 as of June 30, 2024, compared to $806,254 at December 31, 2023, an increase of $1,465,290. Cash flows for the six months ended June 30, 2024 and 2023 are summarized as follows:

Net cash provided (used) by:	For the Six Months Ended June 30,
	2024	2023	Change

Operating activities	$9,423,355	$13,849,265	$(4,425,910)
Investing activities	(1,798,129)	(2,966,017)	1,167,888
Financing activities	(6,159,936)	(11,731,273)	5,571,337
Increase (decrease) in cash and cash equivalents	$1,465,290	$(848,025)	$2,313,315

Operating activities:

Net cash provided by operating activities decreased $4,425,910 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily as the result of the following:

•
receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other decreasing by $6,412,665;
•
decreased lease bonus receipts of $195,713; and
•
increased interest payments of $254,074;

partially offset by:

•
increased net receipts on derivative contracts of $988,137;
•
decreased payments for G&A and other expense of $65,012;
•
decreased field operating expenses of $152,827; and
•
decreased income tax payments of $1,230,566.

(22)

Investing activities:

Net cash used in investing activities decreased $1,167,888 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to lower acquisition costs of $9,635,825 and lower payments of $239,693 for capital expenditures on legacy working interest wells and furniture and fixtures, partially offset by lower net proceeds from the sale of assets of $8,707,630.

Financing activities:

Net cash used in financing activities decreased $5,571,337 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to net payments on long-term debt of $4,000,000 in the six months ended June 30, 2024 compared to net payments of $9,550,000 in the six months ended June 30, 2023 and decreased cash payments on off-market derivative contracts of $560,162, partially offset by an increase of $539,494 in dividend payments.

Capital Resources:

We had no capital expenditures to drill and complete new wells in the six months ended June 30, 2024 and 2023 as a result of our strategy to cease participating in new wells with a working interest after fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we decided to cease any further participation with working interests on our mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal, as the expenditures will be limited to capital workovers to enhance existing wells.

(23)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended	Net royalty acres (1)(2)	Cash Paid	Total Purchase Price (1)	Area of Interest
June 30, 2024
	96	$0.9 million	$0.9 million	Haynesville / SCOOP
March 31, 2024
	146	$1.4 million	$1.4 million	SCOOP
December 31, 2023
	325	$4.3 million	$4.3 million	Haynesville / SCOOP
September 30, 2023
	974	$13.4 million	$13.4 million	Haynesville / SCOOP
June 30, 2023
	151	$1.8 million	$1.8 million	Haynesville / SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

We received lease bonus payments during the six months ended June 30, 2024 and 2023 totaling approximately $0.3 million and $0.5 million, respectively. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at June 30, 2024.

(24)

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Six Months Ended
June 30, 2024
Cash provided by operating activities	$9,423,355
Cash provided (used) by:

Capital expenditures - acquisitions	(2,278,178)
Capital expenditures - legacy working interest wells and furniture and fixtures	(35,726)
Quarterly dividends	(2,159,936)
Net payments on credit facility	(4,000,000)
Net proceeds from sale of assets	515,775
Net cash used	(7,958,065)

Net increase in cash	$1,465,290

Outstanding borrowings under our Credit Facility at June 30, 2024 were $28,750,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand, and borrowings under our Credit Facility. At June 30, 2024, we had availability of $21.3 million under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

Our $100,000,000 Credit Facility is with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021, as amended. The Credit Facility had a borrowing base of $50,000,000 as of June 30, 2024, and a maturity date of September 1, 2028. Interest on the Credit Facility will be calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2024, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, we expect to have sufficient liquidity to fund our ongoing operations.

(25)

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

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At June 30, 2024, we had $28,750,000 outstanding under the Credit Facility and the effective interest rate was 8.62%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $143,750 for the six months ended June 30, 2024, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties that have existed in recent years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

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

(26)

Changes in Internal Control over Financial Reporting.

There were no changes in our “internal control over financial reporting,” as such term is defined in Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting made during the quarter ended June 30, 2024.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase our Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program, which continues to allow us to repurchase up to $1.5 million of our Common Stock at management’s discretion. Our Board added language to clarify that the Repurchase Program is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. The Repurchase Program, as amended, does not otherwise place a cap on the aggregate number of shares of Common Stock that may be repurchased pursuant to the Repurchase Program. We made no repurchases of Common Stock under the Repurchase Program during the quarter ended June 30, 2024.

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

	3.1	Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K12B filed April 5, 2022).
	3.2	Certificate of Amendment to Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 20, 2024).
	3.3	Second Amended and Restated Bylaws of PHX Minerals Inc. (incorporated by reference to Exhibit 3.1 to Form 8‑K/A filed July 19, 2024).

(27)

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

PHX MINERALS INC.
PHX MINERALS INC.

August 7, 2024	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

August 7, 2024	/s/ Ralph D’Amico
Date	Ralph D’Amico, Executive Vice President,
Chief Financial Officer

(28)