Form 10-Q
period 2025-03-31
PHX MINERALS INC.
filed 2025-05-08
CIK 315131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Outstanding shares of Common Stock at May 5, 2025: 37,922,368 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target,” “would,” “could,” “should” or similar expressions.

All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to: our ability to execute our business strategies; the volatility of realized natural gas and oil prices; the level of production on our properties; estimates of quantities of natural gas, oil and NGL reserves and their values; general economic or industry conditions; public health crises or pandemics, and any related actions taken by businesses and governments; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; title defects in the properties in which we invest; the acquisition of us in an all-cash transaction; and other economic, competitive, governmental, regulatory or technical factors affecting our properties, operations or prices.

We caution you that the forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties, many of which are beyond our control, incident to the exploration for, and development, production and sale of, natural gas, oil, and NGLs. These risks include, but are not limited to, the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”). Investors should also read the other information in this Form 10-Q and the Annual Report where risk factors are presented and further discussed.

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

PART I FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

PHX MINERALS INC.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,536,133	$2,242,102
Natural gas, oil, and NGL sales receivables (net of $0 allowance for uncollectable accounts)	6,577,696	6,128,954
Refundable income taxes	80,621	328,560
Other	721,062	857,317
Total current assets	9,915,512	9,556,933

Properties and equipment at cost, based on successful efforts accounting:
Producing natural gas and oil properties	223,655,459	223,043,942
Non-producing natural gas and oil properties	45,544,346	51,806,911
Other	1,361,064	1,361,064
	270,560,869	276,211,917
Less accumulated depreciation, depletion and amortization	(120,293,049)	(122,835,668)
Net properties and equipment	150,267,820	153,376,249

Operating lease right-of-use assets	392,263	429,494
Other, net	509,837	553,090

Total assets	$161,085,432	$163,915,766

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$656,711	$804,693
Derivative contracts, net	3,178,706	316,336
Current portion of operating lease liability	252,436	247,786
Accrued liabilities and other	1,420,856	1,866,930
Total current liabilities	5,508,709	3,235,745

Long-term debt	19,750,000	29,500,000
Deferred income taxes, net	8,318,416	7,286,315
Asset retirement obligations	1,098,536	1,097,750
Derivative contracts, net	480,401	398,072
Operating lease liability, net of current portion	383,070	448,031

Total liabilities	35,539,132	41,965,913

Stockholders' equity:
Common Stock, $0.01666 par value; 75,000,000 shares authorized and 36,796,496 issued at March 31, 2025; 75,000,000 shares authorized and 36,796,496 issued at December 31, 2024	613,030	613,030
Capital in excess of par value	44,749,269	44,029,492
Deferred directors' compensation	1,313,492	1,323,760
Retained earnings	79,940,318	77,073,332
	126,616,109	123,039,614
Less treasury stock, at cost; 274,478 shares at March 31, 2025, and 279,594 shares at December 31, 2024	(1,069,809)	(1,089,761)
Total stockholders' equity	125,546,300	121,949,853
Total liabilities and stockholders' equity	$161,085,432	$163,915,766

(The accompanying notes are an integral part of these condensed financial statements.)

(1)

PHX MINERALS INC.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2025	2024
Revenues:	(unaudited)
Natural gas, oil and NGL sales	$10,433,287	$7,090,208
Lease bonuses and rental income	328,203	151,718
Gains (losses) on derivative contracts	(3,163,178)	627,492
	$7,598,312	$7,869,418
Costs and expenses:
Lease operating expenses	273,713	332,409
Transportation, gathering and marketing	1,103,966	843,504
Production and ad valorem taxes	422,787	392,327
Depreciation, depletion and amortization	2,430,207	2,356,326
Interest expense	452,051	714,886
General and administrative	3,754,248	3,347,037
Losses (gains) on asset sales and other	(6,519,747)	24,212
Total costs and expenses	1,917,225	8,010,701
Income (loss) before provision for income taxes	5,681,087	(141,283)

Provision for income taxes	1,297,205	42,332

Net income (loss)	$4,383,882	$(183,615)

Basic earnings (loss) per common share (Note 4)	$0.12	$(0.01)

Diluted earnings (loss) per common share (Note 4)	$0.12	$(0.01)

Weighted average shares outstanding:
Basic	36,808,766	36,303,392
Diluted	38,009,410	36,303,392

Dividends per share of common stock paid in period	$0.0400	$0.0300

(The accompanying notes are an integral part of these condensed financial statements.)

(2)

PHX MINERALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2025

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2024	36,796,496	$613,030	$44,029,492	$1,323,760	$77,073,332	(279,594)	$(1,089,761)	$121,949,853

Net income (loss)	-	-	-	-	4,383,882	-	-	4,383,882
Restricted stock award expense	-	-	681,723	-	-	-	-	681,723
Dividends declared	-	-	-	-	(1,516,896)	-	-	(1,516,896)
Distribution of deferred directors' compensation	-	-	38,054	(58,006)	-	5,116	19,952	-
Increase in deferred directors' compensation charged to expense	-	-	-	47,738	-	-	-	47,738
Balances at March 31, 2025	36,796,496	$613,030	$44,749,269	$1,313,492	$79,940,318	(274,478)	$(1,069,809)	$125,546,300
(unaudited)

Three Months Ended March 31, 2024

			Capital in	Deferred
	Common Stock		Excess of	Directors'	Retained	Treasury	Treasury
	Shares	Amount	Par Value	Compensation	Earnings	Shares	Stock	Total

Balances at December 31, 2023	36,121,723	$601,788	$41,676,417	$1,487,590	$80,022,839	(131,477)	$(557,220)	$123,231,414

Net income (loss)	-	-	-	-	(183,615)	-	-	(183,615)
Restricted stock award expense	-	-	656,656	-		-	-	656,656
Dividends declared	-	-	-	-	(1,121,314)	-	-	(1,121,314)
Distribution of deferred directors' compensation	-	-	70,344	(107,199)	-	8,692	36,855	-
Increase in deferred directors' compensation charged to expense	-	-	-	45,132	-	-	-	45,132
Balances at March 31, 2024	36,121,723	$601,788	$42,403,417	$1,425,523	$78,717,910	(122,785)	$(520,365)	$122,628,273
(unaudited)

(The accompanying notes are an integral part of these condensed financial statements.)

(3)

PHX MINERALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Operating Activities	(unaudited)
Net income (loss)	$4,383,882	$(183,615)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,430,207	2,356,326
Provision for deferred income taxes	1,032,101	25,332
Gain from leasing fee mineral acreage	(328,203)	(151,718)
Proceeds from leasing fee mineral acreage	332,331	151,718
Net (gain) loss on sales of assets	(6,625,686)	(66,500)
Directors' deferred compensation expense	47,738	45,132
Total (gain) loss on derivative contracts	3,163,178	(627,492)
Cash receipts (payments) on settled derivative contracts	(218,479)	1,669,309
Restricted stock award expense	681,723	656,656
Other	25,333	35,731
Cash provided (used) by changes in assets and liabilities:
Natural gas, oil and NGL sales receivables	(448,742)	1,216,455
Other current assets	202,745	207,497
Accounts payable	(145,867)	67,986
Income taxes receivable	247,939	378
Other non-current assets	58,642	56,338
Accrued liabilities	(562,402)	(212,882)
Total adjustments	(107,442)	5,430,266
Net cash provided by operating activities	4,276,440	5,246,651

Investing Activities
Capital expenditures	(6,336)	(7,440)
Acquisition of minerals and overriding royalty interests	(630,296)	(1,406,248)
Net proceeds from sales of assets	7,865,103	66,500
Net cash provided by (used in) investing activities	7,228,471	(1,347,188)

Financing Activities
Borrowings under Credit Facility	-	1,000,000
Payments of loan principal	(9,750,000)	(3,000,000)
Payments of dividends	(1,460,880)	(1,079,968)
Net cash provided by (used in) financing activities	(11,210,880)	(3,079,968)

Increase (decrease) in cash and cash equivalents	294,031	819,495
Cash and cash equivalents at beginning of period	2,242,102	806,254
Cash and cash equivalents at end of period	$2,536,133	$1,625,749

Supplemental Disclosures of Cash Flow Information:

Interest paid (net of capitalized interest)	$503,184	$733,799
Income taxes paid (net of refunds received)	$17,165	$16,623

Supplemental Schedule of Noncash Investing and Financing Activities:

Dividends declared and unpaid	$56,016	$41,346

Gross additions to properties and equipment	$568,026	$1,406,743
Net increase (decrease) in accounts receivable for properties and equipment additions	68,606	6,945
Capital expenditures and acquisitions	$636,632	$1,413,688

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

Certain amounts and disclosures have been condensed or omitted from these financial statements pursuant to the rules and regulations of the SEC. Therefore, these condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “PHX” or the “Company” refer to PHX Minerals Inc.

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

Disaggregation of natural gas, oil and NGL revenues

The following table presents the disaggregation of the Company's natural gas, oil and NGL revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Royalty Interest	Working Interest	Total
Natural gas revenue	$6,038,625	$611,235	$6,649,860
Oil revenue	2,711,565	275,141	2,986,706
NGL revenue	538,234	258,487	796,721
Natural gas, oil and NGL sales	$9,288,424	$1,144,863	$10,433,287

	Three Months Ended March 31, 2024
	Royalty Interest	Working Interest	Total
Natural gas revenue	$3,201,897	$363,777	$3,565,674
Oil revenue	2,518,321	313,875	2,832,196
NGL revenue	456,056	236,282	692,338
Natural gas, oil and NGL sales	$6,176,274	$913,934	$7,090,208

Prior-period performance obligations and contract balances

(5)

The Company records revenue in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the natural gas, oil and NGL sales receivables line item on the Company’s balance sheets. The difference between the Company's estimates and the actual amounts received for natural gas, oil and NGL sales is recorded in the quarter that payment is received from the third party. For the quarters ended March 31, 2025 and 2024, revenue recognized during the reporting period related to performance obligations satisfied in prior reporting periods for existing wells was considered a change in estimate.

As noted above, as a non-operator, there are instances when the Company is limited by the information operators provide. Through cash received on new wells, in the quarters ended March 31, 2025 and 2024, the Company identified several producing properties on its minerals that had production dates prior to the quarters ended March 31, 2025 and 2024. Estimates of the natural gas and oil sales related to those properties were made and are reflected in the natural gas, oil and NGL sales on the Company’s Statements of Income and on the Company’s Balance Sheets in natural gas, oil and NGL sales receivables.

In connection with obtaining more relevant information on new wells on Company acreage during the quarters ended March 31, 2025 and 2024, the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $204,141 for the quarter ended March 31, 2025, all of which related to the production periods during the fiscal year ended December 31, 2024, and the Company recorded a change in estimate for new wells to natural gas, oil and NGL sales totaling $447,284 for the quarter ended March 31, 2024, of which $23,159 related to the production periods before January 1, 2023 and $424,125 related to the fiscal year ended December 31, 2023.

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

As of March 31, 2025, the Company completed an evaluation of the expected realization of its gross deferred tax assets. As a result of its evaluation, the Company concluded a valuation allowance was required for certain state deferred tax assets, and for the quarter ended March 31, 2025, there was no change in the Company’s valuation allowance of $9,056 from December 31, 2024. The Company’s effective tax rate for the three months ended March 31, 2025 was a 23% provision as compared to a (30%) provision for the three months ended March 31, 2024. The change in effective tax rate resulted primarily from the increase in net income in the quarter ended March 31, 2025.

NOTE 4: Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares, during the period. Diluted earnings (loss) per share of Common Stock is calculated using net income (loss) divided by the weighted average number of voting shares of Common Stock outstanding, including unissued, vested directors’ deferred compensation shares and any other potentially dilutive shares of Common Stock, during the period. There were no participating securities at March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company excluded restricted stock in the diluted EPS calculation that would have been antidilutive. The average number of restricted stock excluded from the diluted EPS was 849,439 and 946,350 for the three months ended March 31, 2025 and 2024, respectively.

The following table presents a reconciliation of the components of basic and diluted EPS.

	Three Months Ended March 31,
	2025	2024
Basic EPS
Numerator:
Basic net income (loss)	$4,383,882	$(183,615)
Denominator:
Common Shares	36,521,563	35,998,651
Unissued, directors' deferred compensation shares	287,203	304,741
Basic weighted average shares outstanding	36,808,766	36,303,392
Basic EPS	$0.12	$(0.01)

Diluted EPS
Numerator:
Basic net income (loss)	$4,383,882	$(183,615)
Diluted net income (loss)	4,383,882	(183,615)
Denominator:
Basic weighted average shares outstanding	36,808,766	36,303,392
Effects of dilutive securities:
Unvested restricted stock	1,200,644	-
Diluted weighted average shares outstanding	38,009,410	36,303,392
Diluted EPS	$0.12	$(0.01)

NOTE 5: Long-Term Debt

The Company has a $100,000,000 credit facility (the “Credit Facility”) with a syndicate of banks led by Independent Bank pursuant to a credit agreement entered into in September 2021 (as amended, the “Credit Agreement”). The Credit Facility had a borrowing base of $50,000,000 and a maturity date of September 1, 2028 as of March 31, 2025. The Credit Facility is secured by the Company’s personal property and at least 75% of the total value of the proved, developed and producing oil and gas properties. The interest rate is based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on the Company’s Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day, or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on the Company’s Borrowing Base Utilization. The election of Independent Bank prime or SOFR is at the Company’s discretion. The interest rate spread from Independent Bank prime or

(7)

SOFR will be charged based on the ratio of the loan balance to the borrowing base. The interest rate spread from SOFR or the prime rate increases as a larger percent of the borrowing base is advanced. At March 31, 2025, the effective interest rate was 7.54%.

The Company’s debt is recorded at the carrying amount on its balance sheets. The carrying amount of the debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. Debt issuance costs associated with the Credit Facility are presented in “Other, net” on the Company’s balance sheets. Total debt issuance cost, net of amortization, as of March 31, 2025 was $303,373. The debt issuance cost is amortized over the life of the Credit Facility.

Determinations of the borrowing base under the Credit Facility are made semi-annually (usually in June and December) or whenever the lending banks, in their sole discretion, believe that there has been a material change in the value of the Company’s natural gas and oil properties. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and place certain restrictions on the Company’s ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Facility also restricts the Company’s ability to make certain restricted payments if before or after the Restricted Payment (i) the Available Commitment is less than ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. In addition, the Company is required to maintain certain financial ratios, a current ratio (as described in the Credit Facility) of no less than 1.0 to 1.0 and a funded debt to EBITDAX of no more than 3.5 to 1.0 based on the trailing twelve months. At March 31, 2025, the Company was in compliance with the covenants of the Credit Facility, had $19,750,000 in outstanding borrowings and had $30,250,000 available for borrowing under the Credit Facility. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

NOTE 6: Deferred Compensation Plan for Non-Employee Directors

Annually, non-employee directors may elect to be included in the Deferred Compensation Plan for Non-Employee Directors. This plan provides that each outside director may individually elect to be credited with future unissued shares of Company Common Stock (each such share, a “Deferred Stock Unit”) rather than cash for all or a portion of their annual retainers and Board and committee meeting fees. Directors receive dividends on Deferred Stock Units in the form of additional Deferred Stock Units. These unissued shares are recorded to each director’s deferred compensation account at the closing market price of the shares on the payment dates of the annual retainers and on the dividend payment date, as applicable. Only upon a director’s retirement, termination or death or a change-in-control of the Company will the shares representing Deferred Stock Units recorded for such director be issued under this plan. Directors may elect to receive shares, when issued, over annual time periods of up to ten years. The promise to issue such shares in the future is an unsecured obligation of the Company.

NOTE 7: Long Term Incentive Plan

Compensation expense for restricted stock awards is recognized in G&A. Forfeitures of awards are recognized at the time of forfeiture. The following table summarizes the Company’s pre-tax compensation expense for the three months ended March 31, 2025 and 2024 related to the Company’s market-based and time-based restricted stock:

	Three Months Ended
	March 31,
	2025	2024
Market-based, restricted stock	$511,350	$480,676
Time-based, restricted stock	170,373	175,980
Total compensation expense	$681,723	$656,656

A summary of the Company’s unrecognized compensation cost for its unvested market-based and time-based restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized is shown in the following table:

	As of March 31, 2025
	Unrecognized Compensation Cost	Weighted Average Period (in years)
Market-based, restricted stock	$2,093,970	1.87
Time-based, restricted stock	910,509	1.85
Total	$3,004,479

(8)

NOTE 8: Properties and Equipment

Acquisitions

The Company made the following property acquisitions during the three-month periods ended March 31, 2025 and 2024.

Quarter Ended	Net royalty acres (1)(2)	Total Purchase Price (1)	% Proved / % Unproved	Area of Interest
March 31, 2025
	50	$0.6 million	90% / 10%	SCOOP
March 31, 2024
	146	$1.4 million	5% / 95%	SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the unleased minerals included in the net royalty acres.

All purchases made in the 2025 and 2024 quarters were for mineral and royalty acreage and were accounted for as asset acquisitions.

Divestitures

The Company made the following property divestitures during the three-month periods ended March 31, 2025 and 2024. Revenue and expenses recognized between the effective date and closing date of divestitures are recorded in the Operating Activities section in the Statements of Cash Flows.

Quarter Ended	Net mineral acres(1)/ Wellbores(2)	Sale Price (3)	Gain/(Loss) (3)	Location
March 31, 2025
	165,326 acres	$7.9 million	$6.7 million	OK, AR, CO, FL, IN, KS, MT, ND, NM, SD, TX
March 31, 2024
No significant divestitures

(1) Number of net mineral acres sold.

(2) Number of gross wellbores associated with working interests sold.

(3) Excludes subsequent closing adjustments and insignificant divestitures.

Natural Gas, Oil and NGL Reserves

Management considers the estimation of the Company’s natural gas, oil and NGL reserves to be the most significant of its judgments and estimates. Changes in natural gas, oil and NGL reserve estimates affect the Company’s calculation of DD&A, provision for retirement of assets and assessment of the need for asset impairments. On an annual basis, the Company’s Independent Consulting Petroleum Engineer, with assistance from Company staff, prepares estimates of natural gas, oil and NGL reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geologic and geophysical information. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing appropriate prices for the current period. The estimated natural gas, oil and NGL reserves were computed using the 12-month average price calculated as the unweighted arithmetic average of the first-day-of-the-month natural gas, oil and NGL price for each month within the 12-month period prior to the balance sheet date, held flat over the life of the properties. However, projected future natural gas, oil and NGL pricing assumptions are used by management to prepare estimates of natural gas, oil and NGL reserves and future net cash flows used in asset impairment assessments and in formulating management’s overall operating decisions. Natural gas, oil and NGL prices are volatile, affected by worldwide production and consumption, and are outside the control of management.

Impairment

Company management monitors all long-lived assets, principally natural gas and oil properties, for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its estimated future net cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates; future drilling and completion costs; future sales prices for natural gas, oil and NGL; future production costs; estimates of future natural gas, oil and NGL reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a

(9)

property for impairment may result from significant declines in sales prices or unfavorable adjustments to natural gas, oil and NGL reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations to reflect any material changes since the prior report was issued and then utilizes updated projected future price decks current with the period. For the three months ended March 31, 2025 and 2024, management’s assessment resulted in no impairment provisions on producing properties.

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

Derivative Contracts in Place as of March 31, 2025

Calendar Period	Contract total volume	Index	Contract average price
Natural gas costless collars
2025	815,000 Mmbtu	NYMEX Henry Hub	$3.29 floor / $4.36 ceiling
2026	1,245,000 Mmbtu	NYMEX Henry Hub	$3.29 floor / $4.19 ceiling
Natural gas fixed price swaps
2025	1,620,000 Mmbtu	NYMEX Henry Hub	$3.18
2026	215,000 Mmbtu	NYMEX Henry Hub	$3.44
Oil fixed price swaps
2025	46,600 Bbls	NYMEX WTI	$69.55
2026	15,000 Bbls	NYMEX WTI	$68.78

(10)

Derivative Settlements during the Three Months Ended March 31, 2025

	Monthly			Settlement
Contract period (2)	Production volume	Index	Contract price	(paid) received
Natural gas costless collars
January - March 2025	90,000 Mmbtu	NYMEX Henry Hub	$3.25 floor / $5.25 ceiling	$-
January - April 2025	30,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $5.00 ceiling	$-
January - March 2025	30,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $5.15 ceiling	$-
January - March 2025	25,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.37 ceiling	$(21,125)
January 2025	55,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.40 ceiling	$-
February 2025	25,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.40 ceiling	$-
March 2025	35,000 Mmbtu	NYMEX Henry Hub	$3.50 floor / $4.40 ceiling	$-
April 2025	55,000 Mmbtu	NYMEX Henry Hub	$3.00 floor / $3.75 ceiling	$(11,000)
Natural gas fixed price swaps
January - March 2025	60,000 Mmbtu	NYMEX Henry Hub	$4.16	$91,500
January - March 2025	50,000 Mmbtu	NYMEX Henry Hub	$3.51	$(21,250)
April 2025	100,000 Mmbtu	NYMEX Henry Hub	$3.28	$(67,000)
April 2025	125,000 Mmbtu	NYMEX Henry Hub	$3.00	$(118,125)
April 2025	25,000 Mmbtu	NYMEX Henry Hub	$3.23	$(18,000)
Oil costless collars
December 2024	500 Bbls	NYMEX WTI	$67.00 floor / $77.00 ceiling	$-
Oil fixed price swaps
December 2024	2,000 Bbls	NYMEX WTI	$69.50	$(396)
January - February 2025	500 Bbls	NYMEX WTI	$69.50	$(3,653)
December 2024	500 Bbls	NYMEX WTI	$74.94	$2,621
January 2025	500 Bbls	NYMEX WTI	$74.48	$(309)
February 2025	500 Bbls	NYMEX WTI	$74.10	$1,445
December 2024 - February 2025	1,000 Bbls	NYMEX WTI	$68.80	$(9,605)
December 2024 - February 2025	1,600 Bbls	NYMEX WTI	$64.80	$(34,568)
January - February 2025	2,000 Bbls	NYMEX WTI	$70.90	$(9,014)
			Total (paid) received	$(218,479)

(1) Natural gas derivatives settle at first of the month pricing and oil derivatives settle at a monthly daily average.

(2) Certain April 2025 contracts were settled on March 31, which did not result in additional gains (losses) on derivative contracts on the Statements of Income.

The Company has elected not to complete all of the documentation requirements necessary to permit these derivative contracts to be accounted for as cash flow hedges. The Company’s fair value of derivative contracts was a net liability of $3,659,107 as of March 31, 2025, and a net liability of $714,408 as of December 31, 2024. Cash receipts or payments in the following table reflect the gain or loss on derivative contracts which settled during the respective periods, and the non-cash gain or loss reflect the change in fair value of derivative contracts as of the end of the respective periods.

	Three Months Ended
	March 31,
	2025	2024
Cash received (paid) on derivative contracts:
Natural gas costless collars	$(32,125)	$1,107,575
Natural gas fixed price swaps	(132,875)	555,248
Oil costless collars	-	(1,219)
Oil fixed price swaps	(53,479)	7,705
Cash received (paid) on derivative contracts, net	$(218,479)	$1,669,309
Non-cash gain (loss) on derivative contracts:
Natural gas costless collars	$(1,210,667)	$(759,269)
Natural gas fixed price swaps	(1,798,121)	198,016
Oil costless collars	-	(94,898)
Oil fixed price swaps	64,089	(385,666)
Non-cash gain (loss) on derivative contracts, net	$(2,944,699)	$(1,041,817)
Gains (losses) on derivative contracts, net	$(3,163,178)	$627,492

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

The following table summarizes and reconciles the Company’s derivative contracts’ fair values at a gross level back to net fair value presentation on the Company’s balance sheets at March 31, 2025 and December 31, 2024. The Company has offset all amounts subject to master netting agreements in the Company's balance sheets at March 31, 2025 and December 31, 2024.

	March 31, 2025				December 31, 2024
	Fair Value (a)				Fair Value (a)
	Commodity Contracts				Commodity Contracts
	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities	Current Assets	Current Liabilities	Non-Current Assets	Non-Current Liabilities
Gross amounts recognized	$310,102	$3,488,808	$94,636	$575,037	$596,514	$912,850	$398,894	$796,966
Offsetting adjustments	(310,102)	(310,102)	(94,636)	(94,636)	(596,514)	(596,514)	(398,894)	(398,894)
Net presentation on condensed balance sheets	$-	$3,178,706	$-	$480,401	$-	$316,336	$-	$398,072

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis at March 31, 2025:

	Fair Value Measurement at March 31, 2025
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets (Liabilities):
Derivative Contracts - Swaps	$-	$(2,100,247)	$-	$(2,100,247)
Derivative Contracts - Collars	$-	$(1,558,860)	$-	$(1,558,860)

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

At March 31, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, receivables, and payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments. Financial instruments include long-term debt, the valuation of which is classified as Level 2 as the carrying amount of the Company’s debt under the Credit Facility approximates fair value because the interest rates are reflective of market rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements.

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

NOTE 12: Operating Segment

An operating segment is defined as a component of a public entity that engages in business activities and for which discrete financial information and operating results are available and regularly reviewed by the “Chief Operating Decision Maker” or “CODM”, in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer has been determined to be its CODM. The CODM manages the Company’s business activities in a single operating and reportable segment focused on managing the Company’s mineral portfolio and growing its mineral positions in its core focus areas. The financial information and operating results, including net income and total assets, used by the CODM to allocate resources, assess performance, and make key operating decisions are the same as that which is reported by the Company on the Income Statement and Balance Sheet, and the CODM does not use further disaggregated expenses or assets in deciding how to allocate resources and assess performance.

NOTE 13: Subsequent Event

On May 8, 2025, the Company entered into a definitive agreement to be acquired in an all-cash transaction that values the Company at $4.35 per share.

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

We also currently own interests in leasehold acreage and non-operated working interests in natural gas and oil properties. Exploration and development of our natural gas and oil properties is conducted by third-party natural gas and oil exploration and production companies (primarily larger independent operating companies). We do not operate any of our natural gas and oil properties. While we previously were an active working interest participant in wells drilled on our mineral and leasehold acreage, our current business strategy is growth through mineral acquisitions in our core areas of focus in the SCOOP play in the Ardmore basin in Oklahoma and the Haynesville Shale play of East Texas and Western Louisiana and development of our significant mineral acreage inventory. We have ceased taking working interest positions on our mineral and leasehold acreage and do not plan to take any working interest positions going forward.

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

QUARTER ENDED MARCH 31, 2025 COMPARED TO QUARTER ENDED MARCH 31, 2024

Overview:

We recorded net income of $4,383,882, or $0.12 per diluted share, for the quarter ended March 31, 2025 compared to net loss of ($183,615), or ($0.01) per diluted share, for the quarter ended March 31, 2024. The change in net income was principally the result of an increase in natural gas, oil and NGL sales and an increase in gain on asset sales, partially offset by an increase in losses associated with our derivative contracts, an increase in general and administrative expenses, and an increase in transportation, gathering and marketing expenses. These items are further discussed below.

Revenue:

Natural Gas, Oil and NGL Sales:

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Natural gas, oil and NGL sales	$10,433,287	$7,090,208	47%

For the quarter ended March 31, 2025, the increase in natural gas, oil and NGL sales was primarily due to increases in natural gas and NGL prices of 83% and 26%, respectively, and increases in natural gas and oil volumes of 2% and 14%, respectively, partially offset by a decrease in oil prices of 7% and a decrease in NGL volumes of 9%. The following table outlines our production and average sales prices for natural gas, oil and NGL for the quarters ended March 31, 2025 and March 31, 2024:

	MCF	Average	Oil Bbls	Average	NGL Bbls	Average	MCFE	Average
	Sold	Price	Sold	Price	Sold	Price	Sold	Price
Three months ended
3/31/2025	1,729,256	$3.85	42,355	$70.52	29,316	$27.18	2,159,284	$4.83
3/31/2024	1,700,108	$2.10	37,260	$76.01	32,184	$21.51	2,116,776	$3.35

(14)

Total production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2025	1,729,256	42,355	29,316	2,159,284
12/31/2024	1,906,552	43,571	35,099	2,378,569
9/30/2024	1,898,442	45,698	34,332	2,378,622
6/30/2024	2,464,846	51,828	31,994	2,967,779
3/31/2024	1,700,108	37,260	32,184	2,116,776

Royalty interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2025	1,567,816	38,200	18,747	1,909,502
12/31/2024	1,728,225	39,592	21,778	2,096,435
9/30/2024	1,724,635	41,170	21,011	2,097,722
6/30/2024	2,304,176	47,024	20,461	2,709,090
3/31/2024	1,533,580	33,083	20,844	1,857,147

Working interest production for the last five quarters was as follows:

Quarter ended	MCF Sold	Oil Bbls Sold	NGL Bbls Sold	MCFE Sold
3/31/2025	161,440	4,155	10,569	249,782
12/31/2024	178,327	3,979	13,321	282,134
9/30/2024	173,807	4,528	13,321	280,900
6/30/2024	160,670	4,804	11,533	258,689
3/31/2024	166,528	4,177	11,340	259,629

The production increase in royalty volumes during the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024, resulted primarily from new wells being brought online in the Haynesville Shale and SCOOP plays.

Lease Bonuses and Rental Income:

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Lease bonuses and rental income	$328,203	$151,718	116%

When we lease our mineral interests, we generally receive an upfront cash payment, or lease bonus. Lease bonuses and rental income increased $176,485 in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, primarily as the result of increased leasing activity.

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

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Cash received (paid) on derivative contracts:
Cash received (paid) on derivative contracts, net	$(218,479)	$1,669,309	(113%)
Non-cash gain (loss) on derivative contracts:
Non-cash gain (loss) on derivative contracts, net	$(2,944,699)	$(1,041,817)	(183%)
Gains (losses) on derivative contracts, net	$(3,163,178)	$627,492	(604%)

	As of March 31,
	2025	2024
Fair value of derivative contracts
Net asset (net liability)	$(3,659,107)	$2,241,770	(263%)

The change in net (loss) gain on derivative contracts was due to the settlements of natural gas and oil collars and fixed price swaps and the change in valuation caused by the difference in March 31, 2025 pricing relative to the strike price on open derivative contracts.

Our natural gas and oil costless collar contracts and fixed price swaps in place at March 31, 2025 had expiration dates through September 2026. We utilize derivative contracts for the purpose of protecting our cash flow and reducing our exposure to short-term fluctuations in the price of natural gas and oil.

Costs and Expenses:

Lease Operating Expenses (LOE):

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Lease operating expenses	$273,713	$332,409	(18%)
Lease operating expenses per working interest MCFE	$1.10	$1.28	(14%)
Lease operating expenses per total MCFE	$0.13	$0.16	(19%)

We are responsible for a portion of LOE relating to a well as a working interest owner. LOE includes normal recurring and nonrecurring expenses associated with our working interests necessary to produce hydrocarbons from our natural gas and oil wells, including maintenance, repairs, salt water disposal, insurance and workover expenses. Total LOE related to field operating costs decreased $58,696, or 18%, in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. The decrease in LOE was principally the result of a decrease in workover expenses.

Transportation, Gathering and Marketing:

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Transportation, gathering and marketing	$1,103,966	$843,504	31%
Transportation, gathering and marketing per MCFE	$0.51	$0.40	28%

Transportation, gathering and marketing costs increased $260,462, or 31%, in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. This increase was primarily driven by the increase in production. Specifically, natural gas sales bear the majority of our transportation, gathering and marketing fees, and the increase in production occurred in an area of the Louisiana Haynesville with higher transportation, gathering and marketing rates.

Production and Ad Valorem Taxes:

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Production and ad valorem taxes	$422,787	$392,327	8%
Production and ad valorem taxes as % of sales	4.1%	5.5%	(25%)

(16)

Production taxes are paid on produced natural gas and oil based on either a percentage of revenues from products sold at both fixed and variable rates or a fixed rate per unit produced established by federal, state or local taxing authorities. Production taxes increased $30,460, or 8%, in the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024. The increase in amount was primarily the result of the increase in sales in the quarter ended March 31, 2025.

Depreciation, Depletion and Amortization (DD&A):

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Depreciation, depletion and amortization	$2,430,207	$2,356,326	3%
Depreciation, depletion and amortization per MCFE	$1.13	$1.11	2%

DD&A is the amount of cost basis of natural gas and oil properties attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis for working interest, and on a straight-line basis for producing and non-producing minerals. Estimates of proved developed producing reserves are a major component of the calculation of depletion. DD&A increased $73,881, or 3%, in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, which was attributable to a $47,186 increase resulting from production increasing 2% and by a $26,695 increase due to a $0.02 increase in the DD&A rate per MCFE.

Provision for Impairment:

During the quarters ended March 31, 2025 and 2024, no impairment was recognized.

Interest expense:

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Interest expense	$452,051	$714,886	(37%)
Weighted average debt outstanding	$23,566,667	$32,513,736	(28%)

The decrease in interest expense is due to a lower average debt balance and a lower interest rate in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024.

General and Administrative Costs (G&A):

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
General and administrative	$3,754,248	$3,347,037	12%

G&A are costs not directly associated with the production of natural gas and oil and include the cost of employee salaries and related benefits, office expenses and fees for professional services. G&A for the quarter ended March 31, 2025 increased $407,211 as compared to the quarter ended March 31, 2024. The increase for the quarter ended March 31, 2025 was primarily due to an increase in professional fees associated with the announced strategic alternatives process.

Income Tax Expense:

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Provision for income taxes	$1,297,205	$42,332	2,964%

Income taxes increased $1,254,873, from a $42,332 provision in the quarter ended March 31, 2024 to a $1,297,205 provision in the quarter ended March 31, 2025. The change in income taxes resulted primarily from the increase in pre-tax net income recorded for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024.

(17)

Losses (Gains) on Asset Sales and Other:

	For the Three Months Ended March 31,
			Percent
	2025	2024	Incr. or (Decr.)
Losses (gains) on asset sales and other	$(6,519,747)	$24,212	27,028%

Losses (gains) on asset sales and other changed from a loss during the quarter ended March 31, 2024 to a gain during the corresponding quarter of 2025 due to the gain recognized on divestitures during the quarter ended March 31, 2025, whereas there were no significant divestitures during the quarter ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We had positive working capital (current assets less current liabilities excluding current derivatives) of $7,585,509 at March 31, 2025, compared to positive working capital of $6,637,524 at December 31, 2024.

Liquidity:

Cash and cash equivalents were $2,536,133 as of March 31, 2025, compared to $2,242,102 at December 31, 2024, an increase of $294,031. Cash flows for the three months ended March 31, 2025 and 2024 are summarized as follows:

Net cash provided (used) by:	For the Three Months Ended March 31,
	2025	2024	Change

Operating activities	$4,276,440	$5,246,651	$(970,211)
Investing activities	7,228,471	(1,347,188)	8,575,659
Financing activities	(11,210,880)	(3,079,968)	(8,130,912)
Increase (decrease) in cash and cash equivalents	$294,031	$819,495	$(525,464)

Operating activities:

Net cash provided by operating activities decreased $970,211 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily as the result of the following:

•
decreased net settlements on derivative contracts of $1,887,788; and
•
increased payments for G&A and other expense of $904,288;

partially offset by:

•
receipts on natural gas, oil and NGL sales (net of production taxes and gathering, transportation and marketing costs) and other increasing by $1,387,123;
•
increased lease bonus receipts of $180,613;
•
decreased interest payments of $230,615; and
•
decreased field operating expenses of $24,056.

(18)

Investing activities:

Net cash provided by investing activities increased $8,575,659 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to higher net proceeds from the sale of assets of $7,798,603, lower acquisition costs of $775,952 and lower payments of $1,104 for capital expenditures on legacy working interest wells and furniture and fixtures.

Financing activities:

Net cash used in financing activities increased $8,130,912 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to net payments on long-term debt of $9,750,000 in the three months ended March 31, 2025 compared to net payments of $2,000,000 in the three months ended March 31, 2024, and an increase of $380,912 in dividend payments.

Capital Resources:

We had no capital expenditures to drill and complete new wells in the three months ended March 31, 2025 and 2024 as a result of our strategy to cease participating in new wells with a working interest after fiscal year 2019. We currently have no remaining commitments that would require significant capital to drill and complete wells.

Since we decided to cease any further participation with working interests on our mineral and leasehold acreage, we anticipate that capital expenditures for working interest properties will be minimal, as the expenditures will be limited to capital workovers to enhance existing wells.

(19)

Over the past five quarters, we made the following property acquisitions:

Quarter Ended	Net royalty acres (1)(2)	Total Purchase Price (1)	Area of Interest
March 31, 2025
	50	$0.6 million	SCOOP
December 31, 2024
	363	$2.5 million	Haynesville
September 30, 2024
	325	$3.0 million	Haynesville / SCOOP
June 30, 2024
	96	$0.9 million	Haynesville / SCOOP
March 31, 2024
	146	$1.4 million	SCOOP

(1) Excludes subsequent closing adjustments and insignificant acquisitions.

(2) An estimated net royalty equivalent was used for the minerals included in the net royalty acres.

We received lease bonus payments during the three months ended March 31, 2025 and 2024 totaling approximately $0.3 million and $0.2 million, respectively. Management plans to continue to actively pursue leasing opportunities.

With continued natural gas and oil price volatility, management continues to evaluate opportunities for product price protection through additional hedging of our future natural gas and oil production. See Note 9: Derivatives in the notes to our condensed financial statements included in this Form 10-Q for a complete list of our outstanding derivative contracts at March 31, 2025.

(20)

The use of our cash provided by operating activities and resultant change to cash is summarized in the table below:

Three Months Ended
March 31, 2025
Cash provided by operating activities	$4,276,440
Cash provided (used) by:

Capital expenditures - acquisitions	(630,296)
Capital expenditures - legacy working interest wells and furniture and fixtures	(6,336)
Quarterly dividends	(1,460,880)
Net payments on credit facility	(9,750,000)
Net proceeds from sale of assets	7,865,103
Net cash used	(3,982,409)

Net increase in cash	$294,031

Outstanding borrowings under our Credit Facility at March 31, 2025 were $19,750,000.

Looking forward, we expect to fund overhead costs, mineral and royalty acquisitions and dividend payments from cash provided by operating activities, cash on hand, and borrowings under our Credit Facility. At March 31, 2025, we had availability of $30.3 million under our Credit Facility and were in compliance with all debt covenants (current ratio, debt to trailing 12-month EBITDAX, and restricted payments limited by leverage ratio). The debt covenants in our Credit Agreement limit the maximum ratio of our debt to EBITDAX to no more than 3.5:1.

Our $100,000,000 Credit Facility is with a group of banks led by Independent Bank pursuant to the Credit Agreement entered into in September 2021, as amended. The Credit Facility had a borrowing base of $50,000,000 as of March 31, 2025, and a maturity date of September 1, 2028. Interest on the Credit Facility will be calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the US Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. The Credit Agreement contains financial and various other covenants that are common in such agreements, including a (a) maximum ratio of consolidated Funded Indebtedness to consolidated pro forma EBITDAX of 3.50 to 1.00, calculated on a rolling four-quarter basis, and (b) minimum ratio of consolidated Current Assets to consolidated Current Liabilities (excluding the Loan Balance) of 1.00 to 1.00. Other negative covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes and engage in certain transactions with affiliates. The Credit Agreement also restricts our ability to make certain restricted payments if both before and after the Restricted Payment (i) the Available Commitment is less than or equal to ten percent (10%) of the Borrowing Base or (ii) the Leverage Ratio on a pro forma basis is greater than 2.50 to 1.00. All capitalized terms in this description of the Credit Facility that are not otherwise defined in this Form 10-Q have the meaning assigned to them in the Credit Agreement.

Based on our expected capital expenditure levels, anticipated cash provided by operating activities for 2025, combined with availability under our Credit Facility and potential future sales of Common Stock under our currently effective shelf registration statement, we expect to have sufficient liquidity to fund our ongoing operations.

(21)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those we believe are most important in portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Natural gas, oil and NGL prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of natural gas, oil and NGL price trends, and there remains a wide divergence in the opinions held in the industry. We can be significantly impacted by changes in natural gas and oil prices. The market price of natural gas, oil and NGL in 2025 will impact the amount of cash generated from operating activities, which will in turn impact the level of our capital expenditures for acquisitions and production. Excluding the impact of our 2025 derivative contracts, the price sensitivity for each $0.10 per MCF change in wellhead natural gas price is approximately $796,995 for operating revenue based on our fiscal year ended December 31, 2024 natural gas volumes. The price sensitivity in 2025 for each $1.00 per barrel change in wellhead oil is approximately $178,357 for operating revenue based on our fiscal year ended December 31, 2024 oil volumes.

Financial Market Risk

Operating income could also be impacted, to a lesser extent, by changes in the market interest rates related to our Credit Facility. Interest under our Credit Facility is calculated based on either (a) SOFR plus an applicable margin ranging from 2.750% to 3.750% per annum based on our Borrowing Base Utilization or (b) the greater of (1) the Prime Rate in effect for such day or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System in effect on such day plus one-half of one percent (0.50%), plus, in each case, an applicable margin ranging from 1.750% to 2.750% per annum based on our Borrowing Base Utilization. Under the terms of the Credit Agreement, a 5% interest penalty may apply to any outstanding amount not paid when due or that remains outstanding while an event of default exists. At March 31, 2025, we had $19,750,000 outstanding under the Credit Facility and the effective interest rate was 7.54%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of $49,375 for the three months ended March 31, 2025, assuming that our indebtedness remained constant throughout the period. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties that have existed in recent years, and we do not believe that our liquidity will be significantly impacted in the near future. All capitalized terms in this description of the interest rate under the Credit Facility that are not otherwise defined in this Form 10-Q shall have the meaning assigned to them in the Credit Agreement.

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

(22)

Changes in Internal Control over Financial Reporting.

There were no changes in our “internal control over financial reporting,” as such term is defined in Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting made during the quarter ended March 31, 2025.

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

ITEM 1A RISK FACTORS

We are subject to certain risks and hazards due to the nature of our business activities. For a discussion of these risks, please refer to Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as the factors discussed elsewhere in this Form 10-Q. There have been no material changes to the risk factors contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2014, the Board adopted stock repurchase resolutions (the “Repurchase Program”) to allow management, at its discretion, to purchase our Common Stock as treasury shares. Effective in May 2018, the Board approved an amendment to the Repurchase Program, which continues to allow us to repurchase up to $1.5 million of our Common Stock at management’s discretion. Our Board added language to clarify that the Repurchase Program is intended to be an evergreen program as the repurchase of an additional $1.5 million of our Common Stock is authorized and approved whenever the previous $1.5 million is utilized. The Repurchase Program, as amended, does not otherwise place a cap on the aggregate number of shares of Common Stock that may be repurchased pursuant to the Repurchase Program. We made no repurchases of Common Stock under the Repurchase Program during the quarter ended March 31, 2025.

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

	3.1	Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K12B filed April 5, 2022).
	3.2	Certificate of Amendment to Certificate of Incorporation of PHX Minerals Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 20, 2024).
	3.3	Third Amended and Restated Bylaws of PHX Minerals Inc. (incorporated by reference to Exhibit 3.1 to Form 8‑K filed April 11, 2025).

(23)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHX MINERALS INC.
PHX MINERALS INC.

May 8, 2025	/s/ Chad L. Stephens
Date	Chad L. Stephens, President,
Chief Executive Officer

May 8, 2025	/s/ Ralph D’Amico
Date	Ralph D’Amico, Executive Vice President,
Chief Financial Officer

(24)